Form 10-K
period 1994-01-01
FOOD LION INC
filed 1994-03-31
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 1994.  Commission File No. 0-6080

                        F O O D  L I O N,  INC.
        (Exact name of registrant as specified in its charter)

Incorporated in North Carolina                 56-0660192
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 1330, 2110 Executive Drive
Salisbury, North Carolina                               28145-1330
(Address of principal executive office)                 (Zip Code)

      Registrant's telephone number, including area code--
      (704) 633-8250

      Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act:

      Class A Common Stock, par value $.50 per share
      Class B Common Stock, par value $.50 per share
                     (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the price of such stock at the close of business on March 24, 1994 was $1,642,348,284. For purposes of this report and as used herein, the term "non-affiliate" includes all shareholders of the Registrant other than Directors, executive officers, and other senior management of the Registrant and persons holding more than five per cent of the outstanding voting stock of the Registrant.




     Outstanding shares of common stock of the Registrant as of March
24, 1994.
                  Class A Common Stock -  244,135,824
                  Class B Common Stock -  239,571,114

     Exhibit index is located on sequential page 20 hereof.


                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K:

1. Portions of the Annual Report to Shareholders for the year ended January 1, 1994 are incorporated by reference in Part II hereof.


2.  Portions of Proxy Statement for the 1994 Annual Meeting of
    Shareholders of the Company to be held on May 5, 1994, are incorporated by reference in Part III hereof.

                                PART I
Item 1.  Business.

     Food Lion, Inc. (the "Company") engages in one line of business, the operation of retail food supermarkets principally in the southeastern United States. The Company was incorporated in North Carolina in 1957 and maintains its corporate headquarters in Salisbury, North Carolina.

      The Company's stores, which are operated under the name of "Food Lion", sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food, deli/bakery and non-food items such as tobacco, health and beauty aids and other household and personal products. The Company offers nationally and regionally advertised brand name merchandise as well as products manufactured and packaged for the Company under the private label of "Food Lion". The Company offers over 18,000 Stock Keeping Units (SKU's) in its prototype 30,000 square foot model.

     The products sold by the Company are purchased through a centralized buying department at the Company's headquarters. The centralization of the buying function allows the management of the Company to establish long-term relationships with many vendors providing various alternatives for sources of product supply.

      Food Lion currently operates deli-bakery departments in approximately 50% of its stores. Deli-bakeries are included in approximately 80% of new store openings. Deli-bakeries are added to existing stores after research indicates a customer demand for such a product.

     The business in which the Company is engaged is highly competitive and characterized by low profit margins. The Company competes with national, regional and local supermarket chains, discount food stores, single unit stores, convenience stores and warehouse clubs. The Company will continue to develop and evaluate new retailing strategies that will challenge competitors. Seasonal changes have no material effect on the operation of the Company's supermarkets.

     Since 1968, the Company has followed a policy of selling merchandise at low item prices in order to increase volume without a proportionate increase in fixed and operating expenses. Trading stamps are not offered in any of the Company's supermarkets.

     As of January 1, 1994, 1,096 supermarkets were in operation, of which 365 were located in North Carolina, 101 in South Carolina, 213 in Virginia, 73 in Tennessee, 56 in Georgia, 121 in Florida, 21 in Maryland, 6 in Delaware, 13 in West Virginia, 14 in Kentucky, 7 in Pennsylvania, 82 in Texas, 19 in Oklahoma and 5 in Louisiana. On January 7, 1994, Food Lion announced plans to close 88 unprofitable store locations in 1994; 18 in Florida, 5 in Georgia, 2 in Kentucky; 6 in North Carolina, 11 in Oklahoma, 1 in Pennsylvania, 5 in South Carolina, 3 in Tennessee, 36 in Texas and 1 in Virginia. As of March 24, 1994, the Company had opened 8 supermarkets since January 1, 1994, closed 47 supermarkets and had signed leases for one supermarket which is expected to open in either 1994 or 1995.

     Warehousing and distribution facilities, including a truck fleet, are owned and operated by the Company and are located in Salisbury and Dunn, North Carolina; Petersburg, Virginia; Elloree, South Carolina; Green Cove Springs and Plant City, Florida; Clinton, Tennessee;
Greencastle, Pennsylvania and Roanoke, Texas.

     As of January 1, 1994, the Company employed 28,673 full-time and 36,821 part-time employees.


Item 2.  Properties.

     Supermarkets operated by the Company in the southeastern United States average 26,500 square feet in size. The Company's current prototype retail format is a 30,000 square foot model with a deli-bakery department. All of the Company's supermarkets are self-service, cash and carry stores which have off-street parking facilities. With the exception of 134 supermarkets which it owns, the Company occupies its various supermarket premises under lease agreements providing for initial terms of up to 25 years, with options generally ranging from ten to twenty years. All supermarkets are located in modern, air-conditioned facilities.

     The table below sets forth information with respect to the expiration of leases on supermarkets and surrounding land in operation by the Company on January 1, 1994.

  Year of       Number of Leases       Year of   Number of Leases
Expiration*       which expire       Expiration*   which expire

  1995                 1               2020             7
  1997                 1               2021             7
  1998                 1               2022             9
  1999                 2               2023            25
  2001                 3               2024            17
  2004                 4               2025            32
  2005                 1               2026            63
  2005                 2               2027            98
  2007                 5               2028           104
  2008                 5               2029           117
  2009                 3               2030           135
  2010                 3               2031            79
  2011                 1               2032            71
  2012                 3               2033            69
  2013                 6               2034             2
  2014                 4               2035             6
  2015                 1               2036             6
  2016                 2               2037            23
  2017                 7               2038            24
  2018                 6               2043             1
  2019                 5               2045             1


*NOTE:  Year of expiration includes renewal terms.

The following table identifies the location and square footage of distribution centers and office space owned by the Company as of January 1, 1994.

                                  Location of
                                   Property               Square Footage

  Distribution Center #1         Salisbury, NC                 1,630,233
  Distribution Center #2         Petersburg, VA                1,124,718
  Distribution Center #3         Elloree, SC                   1,093,252
  Distribution Center #4         Dunn, NC                      1,224,652
  Distribution Center #5         Green Cove Springs, FL          832,109
  Distribution Center #6         Clinton, TN                     825,967
  Distribution Center #7         Greencastle, PA                 758,549
  Distribution Center #8         Plant City, FL                  758,549
  Distribution Center #9         Roanoke, TX                   1,254,169
  Corporate Headquarters         Salisbury, NC                   262,672
                                                               9,764,870

Item 3.  Legal Proceedings.


Longman et al. v. Food Lion, Inc. and Tom E. Smith, 4:92 CV 696
(M.D.N.C.) (complaint filed November 12, 1992, and amended January 23,
1993) ("Longman"); and Feinman et al. v. Food Lion, Inc. and Tom E. Smith, 4:92 CV 705 (M.D.N.C.) (complaint filed November 13, 1992)
("Feinman").

The Longman and Feinman actions assert claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and Rule 10b-5 for "securities fraud," and claims of common law fraud and negligent misrepresentation, and purport to be class actions on behalf of purchasers of Food Lion stock during certain "class periods". Theses actions seek damages for such purported class members in presently unknown amounts, the Plaintiffs' attorneys' fees and costs, punitive damages, prejudgment interest and certain other relief. In the Longman and Feinman Actions, Tom E. Smith, Chairman of the Board, Chief Executive Officer and President of the Company, is also a defendant. Motions to Dismiss filed in the cases were denied by order dated March 16,1994, with class action discovery beginning March 22, 1994. Based on currently available information, the Company believes that any resulting liability will not have a material adverse effect on the financial condition or results of operations of the Company.

In re Food Lion, Inc., Fair Labor Standards Act "Effective Scheduling" Litigation, MDL Docket No. 929, pursuant to which a number of actions against the Company have been transferred by the Multi-District Litigation Panel to the United States District Court for the Eastern District of North Carolina for consolidated pre-trial proceedings (the "Multi-District Action"). The Multi-District Action involves approximately 432 claims by litigants in Florida, North Carolina, Tennessee and Virginia for alleged violations of the Fair Labor Standards Act. The Multi-District Action primarily involves claims seeking payment under the Fair Labor Standards Act for alleged uncompensated overtime hours, liquidated damages, additional contributions to the Company's profit sharing plan, costs and attorneys' fees. We understand that settlement of some individual claims is in the process of finalization and settlement negotiations are underway with respect to certain other claims. The Company will vigorously defend each of the Actions that remain pending. Based on currently available information, the Company believes that any resulting liability will not have a material adverse effect on the financial condition or results of operations of the Company.

On February 16, 1994, plaintiff Sarah Bullock, an African-American female, filed a motion to amend her federal district court complaint in Bullock v. Food Lion, Inc., No. 93-CV-51-ATH (M.D. Ga.), a pending individual plaintiff suit in which Ms. Bullock alleges that she was denied a promotion and discharged because of her race, by adding 10 named additional plaintiffs and company-wide class action allegations of race discrimination in violation of title VII of the Civil Rights Act of 1964. The amended complaint alleges a pattern and practice of discrimination in promotions, discipline, discharge, allocation of hours, awarding full-time status, and wages. The amended complaint seeks certification of a class defined as all past and present black employees at Food Lion and all black applicants for employment, broad injunctive relief, monetary damages including compensatory and punitive damages, reasonable attorneys' fees, and expenses.

The court has not yet ruled on the motion requesting that the case be converted to a class action, no class has been certified and the plaintiff has not yet specified an amount of monetary damages alleged to have been suffered by the class. While at this time the Company cannot evaluate the consequences of an adverse judgment, the Company intends to vigorously defend this action.


Item 4.  Submission of Matters to a Vote of Security Holders.

This item is not applicable.

                                PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

     The information pertaining to the Class A and Class B Common Stock price range, dividends and record holders discussed beneath the headings "Market Price of Common Stock" and "Dividends Declared Per Share of Common Stock" in the Annual Report to Shareholders for the year ended January 1, 1994, is hereby incorporated by reference.

Item 6.  Selected Financial Data.

     The information set forth beneath the heading "Ten Year Summary of Operations" in the Annual Report to Shareholders for the year ended January 1, 1994, is hereby incorporated by reference.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

                                 -5a-

     The information set forth beneath the heading "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" in the Annual Report to Shareholders for the year ended January 1, 1994, is hereby incorporated by reference.


Item 8.  Financial Statements and Supplementary Data.

     The financial statements, including the accompanying notes and results by quarter, set forth beneath the headings "Statements of Income", "Balance Sheets", "Statements of Cash Flows", "Statements of Shareholders' Equity", "Notes to Financial Statements" and "Results by Quarter" in the Annual Report to Shareholders for the year ended January 1, 1994, are hereby incorporated by reference.


Item 9.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure.

     This item is not applicable.


                               PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information pertaining to nominees for election as directors and the Company's executive officers set forth beneath the heading "Election of Directors" and in the description of employment agreements beneath the heading "Employment Plans and Agreements" in the Proxy Statement for the 1994 Annual Meeting of Shareholders to be held May 5, 1994, is hereby incorporated by reference.


Item 11.  Executive Compensation.

     The information pertaining to executive compensation set forth beneath the heading "Report of the Senior Managment Compensation Committee, Stock Option Committee and Board of Directors" in the Proxy Statement for the 1994 Annual Meeting Shareholders to be held on May 5, 1994, is hereby incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     The information pertaining to security ownership of certain beneficial owners and management set forth beneath the heading
"Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 1994 Annual Meeting of Shareholders to be held on May 5, 1994, is hereby incorporated by reference.




                                 -5b-


Item 13.  Certain Relationships and Related Transactions.

     The information relating to certain relationships and related transactions set forth beneath the headings "Employment Plans and Agreements - Low Interest Loan Plan" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement for the 1994 Annual Meeting of Shareholders to be held May 5, 1994, is hereby incorporated by reference.















































                                  -6-
                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

     (a) The following documents are filed as part of this report:

          1.  Financial Statements:

              The following financial statements are incorporated by reference in Item 8 hereof from the Annual Report to Shareholders for the year ended January 1, 1994:


                                                   ANNUAL REPORT
                                                       PAGE NO.
              Statements of Income for the years
              ended January 1, 1994, January 2,
              1993 and December 28, 1991                     10

              Balance Sheets, as of January 1,
              1994 and January 2, 1993                       11

              Statements of Cash Flows for the
              years ended January 1, 1994,
              January 2, 1993 and December 28, 1991          12

              Statements of Shareholders' Equity
              for the years ended January 1, 1994,
              January 2, 1993 and December 28, 1991          13

              Notes to Financial Statements               14-18

              Results by Quarter (unaudited)                 19

                                                         10-K
                                                       PAGE NO.

          2.  Financial Statement Schedules:

              Report of Independent Accountants         14

              II.  Amounts Receivable from Related
                   Parties and Underwriters,
                   Promoters and Employees Other
                   Than Related Parties                 15

               V.  Property, Plant and Equipment     16-17

              VI.  Accumulated Depreciation and
                   Amortization of Property, Plant
                   and Equipment                        18

            VIII.  Valuation and Qualifying Accounts    19

                                  -7-
     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     With the exception of the financial statements listed in the above index, the information referred to in Items 5, 6, 7 and the supplementary quarterly financial information referred to in Item 8, all of which is included in the 1993 Annual Report to Shareholders of Food Lion, Inc. and incorporated by reference into this Form 10-K Annual Report, the 1993 Annual Report to Shareholders is not to be deemed "filed" as part of this report.


          3.  Exhibits:

          Exhibit No.

          3(a) Articles of Incorporation, together with all amendments thereto (through May 5, 1988)
                  (incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K dated March 24, 1992)

          3(b)    Bylaws of the Company effective July 1, 1990
                  (incorporated by reference to Exhibit 3(c) of the Company's Annual Report on Form 10-K dated
                  March 25, 1991)

          4(a) Indenture dated as of August 15, 1991 between the Company and the Bank of New York, Trustee, providing for the issuance of an unlimited amount of Debt Securities in one or more series (incorpo-rated by reference to Exhibit 4(a) of the Company's Annual Report on Form 10-K dated March 24, 1992)

          4(b) Form of Food Lion, Inc. Medium Term Note (Global Fixed Rate) (incorporated by reference to Exhibit 4(b) of the Company's Annual Report on Form 10-K dated March 24, 1992)

         10(a) Low Interest Loan Plan (incorporated by reference to Exhibit 19(a) of the Company's report on Form 8-K dated October 27, 1986)

         10(b)    Form of Deferred Compensation Agreement
                  (incorporated by reference to Exhibit 19(b) of
                  the Company's report on Form 8-K dated October 27,
                  1986)

         10(c) Form of Salary Continuation Agreement (incorporated by reference to Exhibit 19(c) of the Company's report on Form 8-K dated October 27, 1986)

         10(d) Shareholders Agreement dated September 22, 1988, by and among Etablissements Delhaize Freres et Cie "Le Lion" S.A., Delhaize The Lion America, Inc., Ralph
                  W. Ketner and Tom E. Smith (incorporated by reference to Exhibit 10(d) of the Company's Annual Report on Form 10-K dated March 20, 1989)

         10(e) Proxy Agreement dated January 4, 1991 between Etablissements Delhaize Freres et Cie "Le Lion" S.A. and Delhaize the Lion, America, Inc. (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K dated March 25, 1991)

         10(f) Annual Incentive Bonus Plan (incorporated by reference to Exhibit 19(a) of the Company's
                  Annual Report on Form 10-K dated March 30, 1983)

         10(g) Declaration of Amendment to the Company's Annual Incentive Bonus Plan effective as of December 14, 1987 (incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K dated March 20, 1989)

         10(h) Employment Agreement dated August 1, 1991 between the Company and Tom E. Smith (incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K dated March 24, 1992)

         10(i) Retirement and Consulting Agreement dated May 1, 1991 between the Company and Jerry W. Helms
                  (incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K dated March 24, 1992)

         10(j) Stock Purchase Agreement dated June 30, 1981 between the Company and Ralph W. Ketner
                  (incorporated by reference to Exhibit 10(j) of the Company's Annual Report on Form 10-K dated
                  April 1, 1987)

         10(k)    Amended and Restated Food Lion, Inc. 1983
                  Employee Stock Option Plan (incorporated by reference to Exhibit 10(k) of the Company's Annual Report on Form 10-K dated March 24, 1992)

         10(l)    1991 Employee Stock Option Plan of Food Lion,
                  Inc. (incorporated by reference to Exhibit 10(l) of the Company's Annual Report on Form 10-K dated
                  March 24, 1992)

         10(m) Split Dollar Life Insurance Agreement between the Company and Tom E. Smith (incorporated by reference to Exhibit 10(o) of the Company's
                  Annual Report on Form 10-K dated April 1, 1987)

         10(n) Split Dollar Life Insurance Agreement between the Company and Tom E. Smith issued May 25, 1988 incorporated by reference to Exhibit 10(w) of the Company's Annual report on Form 10-K dated March 20, 1989)

         10(o)    Letter Agreement dated May 10, 1990 between the
                  Company and Ralph W. Ketner. (incorporated by reference to Exhibit 10(q) of the Company's Annual Report on Form 10-K dated March 25, 1991)

         10(p) U.S. Distribution Agreement dated August 20, 1991 between the Company and Goldman, Sachs & Co. and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount of the Company's Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company's Annual Report on Form 10-K dated March 24, 1992)

         10(q) $300,000,000 Credit Agreement dated June 4, 1993 between the Company and various banks and Wachovia Bank of North Carolina, N.A. as agent

         10(r) First Amendment to Credit Agreement dated August 2, 1993 effective as of June 4, 1993

         10(s) Second Amendment to Credit Agreement dated February 1,1994 effective as of January 1, 1994

         10(t) License Agreement between the Company and between Etablissements Delhaize Freres Et Cie "Le Lion"
                  S.A. dated January 1, 1983

         11       Computation of Earnings Per Share

         13 Annual Report to Shareholders for the year ended January 1, 1994

         23       Consent of Independent Accountants

         99 Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K

         99(a) The complaint of an action entitled Longman v. Food Lion, Inc. and Tom E. Smith, No. 4:92CV696.
                  (incorporated by reference to Exhibit 28(a) of the Company's Annual Report on Form 10-K dated April 14, 1993)

         99(b)    The complaint of an action entitled Feinman et al
                  v. Food Lion, Inc. and Tom E. Smith, No. 4:92CV705. (incorporated by reference to Exhibit 28(b) of the Company's Annual Report on Form 10-K dated April 14, 1993)

         99(c)    U.S. Department of Labor and Food Lion, Inc.
                  Settlement Agreement dated July 30, 1993


 (b)     Reports on Form 8-K:

         The Company filed a report on Form 8-K January 7, 1994 listing a)new director and b)various financial matters.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31,1994              By    Tom E. Smith
                                       Tom E. Smith
                                       President, Chief Executive
                                       Officer, Principal
                                       Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 31, 1994             By    Tom E. Smith
                                       Tom E. Smith
                                       President, Chief Executive
                                       Officer, Principal
                                       Executive Officer and Director

Date: March 31, 1994              By    Pierre-Olivier Beckers
                                        Pierre-Olivier Beckers
                                       Director

Date: March 31, 1994             By    Raymond-Max Boon
                                       Raymond-Max Boon
                                       Director

Date: March 31, 1994             By    Dan A. Boone
                                       Dan A. Boone
                                       Vice President of Finance,
                                       Chief Financial Officer
                                       Secretary, Principal
                                       Financial Officer

Date:March 31, 1994              By    Charles de Cooman
                                       Charles de Cooman
                                       d'Herlinckhove
                                       Director

Date:March 31, 1994              By    William G. Ferguson
                                       William G. Ferguson
                                       Director

Date:March 31, 1994              By    Dr. Bernard Franklin
                                       Dr. Bernard Franklin
                                       Director

Date:March 31, 1994              By    Carol Herndon
                                       Carol Herndon
                                       Corporate Financial
                                       Controller and Director
                                       of Financial Accounting

Date: March 31, 1994             By    Jacques LeClercq
                                       Jacques LeClercq
                                       Director

Date:March 31,1994               By    Gui de Vaucleroy
                                       Gui de Vaucleroy
                                       Director

Date:March 31, 1994              By    John P. Watkins
                                       John P. Watkins
                                       Director













































                                 -13-
                   REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Food Lion, Inc.:

     We have audited the financial statements of Food Lion, Inc. as of January 1, 1994 and January 2, 1993, and for each of the three fiscal years in the period ended January 1, 1994, which financial statements are included on pages 10 through 18 of the 1993 Annual Report to Shareholders of Food Lion, Inc. and incorporated by reference herein. We have also audited the financial statement schedules listed in the index on page 7 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food Lion, Inc. as of January 1, 1994 and January 2, 1993, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





Charlotte, North Carolina
February 9, 1994, except for
Note 14, as to which the date
is March 24, 1994                               COOPERS & LYBRAND











                                 SCHEDULE II.  AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                                        UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER
                                                   THAN RELATED PARTIES

                     For the fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991

                                                                                               Balance at
                                            Deductions                                       End of Period
                 Balance at                                Amounts
                 Beginning               Amounts           Written
Name of Debtor   of Period   Additions  Collected            off                       Current              Not Current
1993
Eddie Benner     $128,500                                                             $128,500
Dan Boone         120,000                                                              120,000
Chuck Buckley     135,975      11,000                                                  146,975
Ken Harris        119,000      13,000                                                  132,000
Gene McKinley     170,500                                                              170,500
Tom E. Smith      226,460               (226,460)                                            0
John Watkins      160,875                                                              160,875
Vince Watkins     124,500                                                              124,500

1992
Eddie Benner     $128,500                                                             $128,500
Dan Boone         120,000                                                              120,000
Chuck Buckley     135,975                                                              135,975
Ken Harris        119,000                                                              119,000
Gene McKinley     159,500    $ 11,000                                                  170,500
Tom E. Smith      226,460                                                              226,460
John Watkins        __        160,875                                                  160,875
Vince Watkins     114,500      10,000                                                  124,500

1991
Eddie Benner     $128,500                                                             $128,500
Dan Boone          94,750    $ 25,250                                                  120,000
Chuck Buckley      72,375      63,600                                                  135,975
Ken Harris        119,000                                                              119,000
Jerry W. Helms    239,500                (239,500)                                        --
Ralph W. Ketner   231,780                (231,780)                                        --
Gene McKinley     145,000      14,500                                                  159,500
Tom E. Smith      226,460                                                              226,460
Vince Watkins      97,000      17,500                                                  114,500



The Loans described above were made pursuant to the plan for low interest Loans to certain key employees which is described beneath the heading "Low Interest Loan Plan" in the Proxy statement for the 1994 Annual Meeting of the
Shareholders to be held on May 5, 1994.

Interest is payable at a rate equal to one-half of the prime rate of NationsBank on the first business day of each calendar quarter.  All amounts are due on demand with interest payable monthly.



                                         SCHEDULE V. PROPERTY, PLANT AND EQUIPMENT

                     For the fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991
Column A                      Column B        Column C          Column D          Column E             Column F
                             Balance at                                                               Balance
                             Beginning        Additions                         Other Changes         At End
Classification               of Period        at Cost          Retirements      Add/Deduct            Of Period

1993

Land and improvements      $  135,264,357     $ 38,156,782  A  $    440,934    $          0       $  172,980,205
Buildings                     395,968,888       35,420,031  B        59,809      12,356,496          382,185,602
                                                                                (61,500,004) G
Furniture, Fixtures &
 Equipment                    842,038,973      101,681,489  C    11,902,007     (24,177,600) G       907,640,855
Vehicles                       89,024,231        3,863,685  D     2,369,626               0           90,518,289
Leasehold improvements         75,589,235        8,089,130          604,571       4,041,052           85,697,839
                                                                                ( 1,417,007) G
Property under Capital
 leases                       268,718,820       62,367,336  E     3,096,551               0          327,989,606
Construction in Progress       66,091,397     ( 23,372,325) F             0     (16,397,548)          26,321,524
                           $1,872,695,901     $226,206,128     $ 18,473,498    $(87,094,611)      $1,993,333,920

1992

Land and improvements      $   68,728,488     $ 66,535,869  H                                     $  135,264,357
Buildings                     298,021,411       70,806,538  I                    27,140,939          395,968,888
Furniture, Fixtures &
 Equipment                    677,400,188      173,648,183  J     9,120,717         111,319          842,038,973
Vehicles                       78,467,968       12,021,709  K     1,465,446                           89,024,231
Leasehold improvements         60,149,425       11,919,994          378,170       3,897,986           75,589,235
Property under Capital
 leases                       212,842,398       59,062,196  L     3,185,774                          268,718,820
Construction in Progress       29,462,316       67,779,325  M                   (31,150,244)          66,091,397
                           $1,425,072,194     $461,773,814      $14,150,107     $                 $1,872,695,901

1991

Land and improvements      $   14,147,054     $    732,650      $    81,490    $  53,930,274  S   $   68,728,488
Buildings                     172,686,403       40,882,075  N                     84,452,933  S      298,021,411
Furniture, Fixtures &
 Equipment                    558,255,559      122,212,747  O    15,744,293       12,676,175  S      677,400,188
Vehicles                       59,862,133       21,539,578  P     2,933,743                           78,467,968
Leasehold improvements         51,932,018        9,208,102          968,510     (     22,185)         60,149,425
Property under Capital
 leases                       167,466,347       47,900,378  Q     2,524,327                          212,842,398
Construction in Progress       70,454,077      110,045,436  R                   (151,037,197)         29,462,316
                           $1,094,803,591     $352,520,966      $22,252,363     $                 $1,425,072,194


(A) Completion of 31 additional owned stores.
(B) Completion of 31 additional owned stores.
(C) Equipped 101 additional stores.
(D) Purchased 187 additional vehicles.

(E) Added 53 store capital leases.
(F) Store remodels and future site expansion.
(G) Write down of assets related to 88 stores to close in 1994.
(H) Completion of Harrison Road Warehouse and 61 additional owned stores.
(I) Completion of Harrison Road Warehouse and 61 additional owned stores.
(J) Equipped 140 additional stores.
(K) Purchased 427 additional vehicles.
(L) Added 46 store capital leases.
(M) Added Phase II of Texas Warehouse, store remodels and future store expansion.
(N) Completion of Phase I of Greencastle, Pennsylvania Warehouse, Phase I of Plant City Warehouse, and Phase I of Roanoke Texas Warehouse.
(O) Equipped 111 additional stores.
(P) Purchased 506 additional vehicles.
(Q) Added 43 store capital leases.
(R) Added Phase II of Green Cove Springs, Florida Warehouse, Phase II of
    Clinton, Tennessee Warehouse, Phase I of Harrison Road Warehouse, and future store expansion.
(S) Completion of 41 Texas stores.

                                  SCHEDULE VI. ACCUMULATED DEPRECIATION AND AMORTIZATION

                                               PROPERTY, PLANT AND EQUIPMENT

                     For the fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991
Column A                      Column B        Column C          Column D          Column E           Column F
                             Balance at       Additions                                             Balance
                             Beginning        Charged to                        Other Changes       At End
Classification               of Period        Cost & Expenses  Retirements      Add/Deduct          Of Period

1993

Land and improvements      $    2,316,153     $  3,503,305                0                0      $    5,819,458
Buildings                      31,605,919       10,735,559      $    26,858    $(         38)         42,314,582

Furniture, Fixtures &
 Equipment                    341,437,647       93,969,451        8,653,638                0         426,753,460
Vehicles                       45,273,088       10,917,805        2,270,863                0          53,920,030
Leasehold improvements         35,836,253        9,043,850          552,675               38          44,327,466
Property under Capital
 leases                        43,460,116       14,871,660        2,344,382                0          55,987,394
                           $  499,929,176     $143,041,630      $14,459,617     $                 $  629,122,390

1992

Land and improvements      $      667,291     $  1,648,862                                        $    2,316,153
Buildings                      23,303,206        8,304,051      $     3,750    $       2,412          31,605,919
Furniture, Fixtures &
 Equipment                    268,111,604       81,737,407        8,414,541            3,177         341,437,647
Vehicles                       36,107,232       10,451,293        1,285,437                           45,273,088
Leasehold improvements         28,497,066        7,714,923          370,147     (      5,589)         35,836,253
Property under Capital
 leases                        32,847,772       11,759,089        1,146,745                           43,460,116
                           $  389,534,171     $121,615,625      $11,220,620     $                 $  499,929,176

1991

Land and improvements      $      484,136     $    183,155                                        $      667,291
Buildings                      17,708,734        5,594,472                                            23,303,206
Furniture, Fixtures &
 Equipment                    207,181,592       74,357,883      $13,449,543    $      21,672         268,111,604
Vehicles                       29,841,702        9,008,787        2,743,257                           36,107,232
Leasehold improvements         23,166,445        6,167,302          815,009     (     21,672)         28,497,066
Property under Capital
 leases                        24,644,431        9,302,624        1,099,283                           32,847,772
                           $  303,027,040     $104,614,223      $18,107,092     $                 $  389,534,171

                                     SCHEDULE VIII. VALUATION AND QUALIFYING ACCOUNTS

Column A                      Column B                  Column C                     Column D      Column E

                             Balance at         (1)     Additions   (2)
                             Beginning      Charged to        Charges to other      Deductions-    Balance at end
Description                  of Period      Cost & Expenses   accounts-describe     describe       of period
Furniture, Fixtures &
 Equipment                                  $ 24,177,600  A                                       $ 24,177,600

Leasehold improvements                         1,417,007  A                                          1,417,007

Buildings                                     61,500,004  A                                         61,500,004

Other liabilities                             55,100,000  A                                         55,100,000

Accrued expenses                              28,305,389  A                                         28,305,389
                                            $170,500,000                                          $170,500,000




(A) Represents the write-down of the assets of stores scheduled to close in 1994 to reflect the estimated realizable value, the present value of remaining rent payments on leased stores and other costs associated with the store closings such as legal expenses, relocation expenses and costs to store and transfer reusable equipment.

                             EXHIBIT INDEX

                                  to

                     ANNUAL REPORT ON FORM 10-K of

                            Food Lion, Inc.

                    For Year Ended January 1, 1994


                                                            Sequential
Exhibit No.                Description                       Page No.

     3(a) Articles of Incorporation, together with all amendments thereto (through May 5, 1988) (incorporated by reference to Exhibit
               3(a) of the Company's Annual Report on Form
               10-K dated March 24, 1992)

     3(b)      Bylaws of the Company effective July 1, 1990
               (incorporated by reference to Exhibit 3(c) of the Company's Annual Report on Form 10-K dated March 25, 1991)

     4(a) Indenture dated as of August 15, 1991 between the Company and the Bank of New York, Trustee, providing for the issuance of an unlimited amount of Debt Securities in one or more series (incorporated by reference to Exhibit 4(a) of the Company's Annual Report on Form 10-K dated March 24, 1992)

     4(b)      Form of Food Lion, Inc. Medium Term Note
               (Global Fixed Rate) (incorporated by
               reference to Exhibit 4(b) of the Company's
               Annual Report on Form 10-K dated March 24,
               1992)

    10(a)      Low Interest Loan Plan (incorporated by
               reference to Exhibit 19(a) of the Company's report on Form 8-K dated October 27, 1986)

    10(b)      Form of Deferred Compensation Agreement
               (incorporated by reference to Exhibit 19(b) of the Company's report on Form 8-K dated
               October 27, 1986)

    10(c)      Form of Salary Continuation Agreement
               (incorporated by reference to Exhibit 19(c) of the Company's report on Form 8-K dated
               October 27, 1986)

    10(d) Shareholders Agreement dated September 22, 1988, by and among Etablissements Delhaize Freres et Cie "Le Lion" S.A., Delhaize The Lion America, Inc., Ralph W. Ketner and Tom E. Smith (incorporated by reference to Exhibit 10(d) of the Company's Annual Report on Form 10-K dated March 20, 1989)

    10(e)      Proxy Agreement dated January 4, 1991 between
               Etablissements Delhaize Freres et Cie "Le Lion"
               S.A. and Delhaize the Lion America, Inc.
               (incorporated by reference to Exhibit 10(e) of the
               Company's Annual Report on form 10-K dated March 25,
               1991)

    10(f) Annual Incentive Bonus Plan (incorporated by reference to Exhibit 19(a) of the Company's
               Annual Report on Form 10-K dated March 30, 1983)

    10(g) Declaration of Amendment to the Company's Annual Incentive Bonus Plan effective as of December 14, 1987 (incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K dated March 20, 1989)

    10(h) Employment Agreement dated August 1, 1991 between the Company and Tom E. Smith (incorporated by reference to Exhibit 10(h) of the Company's Annual
               Report on Form 10-K dated March 24, 1992)

    10(i) Retirement and Consulting Agreement dated May 1, 1991 between the Company and Jerry W. Helms (incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K dated March 24, 1992)

    10(j) Stock Purchase Agreement dated June 30, 1981 between the Company and Ralph W. Ketner (incorporated by reference to Exhibit 10(j) of the Company's Annual
               Report on Form 10-K dated April 1, 1987)

    10(k) Amended and Restated Food Lion, Inc. 1983 Employment Stock Option Plan (incorporated by reference to
               Exhibit 10(k) of the Company's Annual Report on Form 10-K dated March 24, 1992)

    10(l)      1991 Employee Stock Option Plan of Food Lion, Inc.
               (incorporated by reference to Exhibit 10(l) of the
               Company's Annual Report on Form 10-K dated March 24,
               1992)

    10(m)      Split Dollar Life Insurance Agreement between the
               Company and Tom E. Smith (incorporated by reference to Exhibit 10(o) of the Company's Annual Report on
               Form 10-K dated April 1, 1987)

    10(n) Split Dollar Life Insurance Agreement between the Company and Tom E. Smith issued May 25, 1988 (incorporated by reference to Exhibit 10(w) of the Company's Annual report on Form 10-K dated March 20, 1989)

    10(o) Letter Agreement dated May 10, 1990 between the Company and Ralph W. Ketner (incorporated by reference to Exhibit 10(q) of the Company's Annual Report on Form 10-K dated March 25, 1991)

    10(p) U.S. Distribution Agreement dated August 20, 1991 between the Company and Goldman, Sachs & Co and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount to the Company's Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company's Annual Report on Form 10-K dated March 24, 1992)

    10(q) $300,000,000 Credit Agreement dated June 4, 1993 between the Company and various banks and Wachovia
               Bank of North Carolina, N.A. as agent

    10(r) First Amendment to Credit Agreement dated August 2, 1993 effective as of June 4, 1993

    10(s) Second Amendment to Credit Agreement dated February 1, 1994 effective as of January 1, 1994

    10(t) License Agreement between the Company and between Etablissements Delhaize Freres Et Cie "Le Lion"
               S.A. dated January 1, 1983

     11        Computation of Earnings Per Share

     13        Annual Report to Shareholders for the year ended
               January 1, 1994

     23        Consent of Independent Accountants

     99 Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K

     99(a) The complaint of an action entitled Longman v. Food Lion, Inc. and Tom E. Smith, No. 4:92CV696. (incor-porated by reference to Exhibit 28(a) of the Company's Annual Report on Form 10-K dated April 14, 1993)

     99(b) The complaint of an action entitled Feinman et al v. Food Lion, Inc. andTom E.Smith, No. 4:92CV705. (incorporated by reference to Exhibit 28(b) of the Company's Annual Report on Form 10-K dated
               April 14, 1993)

     99(c)     U.S. Department of Labor and Food Lion, Inc.
               Settlement Agreement dated July 30, 1993