Form 10-Q
period 1994-03-26
FOOD LION INC
filed 1994-05-04
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                             FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 26, 1994

                                OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ........to...........

                   Commission File number 0-6080


                         FOOD LION, INC.
      (Exact name of registrant as specified in its charter)

   NORTH CAROLINA                             56-0660192
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

P.O. Box 1330, 2110 Executive Drive Salisbury, NC  28145-1330
      (Address of principal executive office)      (Zip Code)

      (704) 633-8250
(Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.
                                              Yes  X      No

Outstanding shares of common stock of the Registrant as of April
29, 1994.

       Class A Common Stock   244,135,824
       Class B Common Stock   239,571,114

                        Page 1 of 13

             The Exhibit index is located on page 12.

                          FOOD LION, INC.
                        INDEX TO FORM 10-Q
                          MARCH 26, 1994
                                                            PAGE
                                                            NUMBER


Part I.    FINANCIAL INFORMATION

     Item 1. Financial Statements

             Statements of Income for the 12 weeks
             ended March 26, 1994 and March 27, 1993         3

             Balance sheets as of March 26, 1994,
             January 1, 1994 and March 27, 1993              4

             Statements of Cash Flows for the 12 weeks
             ended March 26, 1994 and March 27, 1993         5

             Notes to Financial Statements                   6
     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations   7-10

Part II.   OTHER INFORMATION

     Item 1. Legal Proceedings                               10

     Item 2. Changes in Securities                           10

     Item 3. Defaults Upon Senior Securities                 10
     Item 4. Submission of Matters to a Vote of Security
             Holders                                         10

     Item 5. Other Information                               10
     Item 6. Exhibits and Reports on Form 8-K                10

     Signatures                                              11

     Exhibit Index                                           12








                               -2-

                                              PART I. FINANCIAL INFORMATION
Item I.  Financial Statements
                                                     FOOD LION, INC.

                                                   STATEMENTS OF INCOME
                                                       (Unaudited)
                                 For the 12 Weeks ended March 26, 1994 and March 27, 1993
                                       (Dollars in thousands except per share data)

                                    March 26, 1994   March 27, 1993               12 WEEKS
                                           (A)               (B)                  (A)       (B)
                                                                                   %         %
Net sales                                $1,804,022       $1,656,825             100.00    100.00

Cost of goods sold                        1,440,812        1,340,750              79.87     80.92
Gross profit                                363,210          316,075              20.13     19.08
Selling and administrative expenses         257,523          232,098              14.28     14.01
Interest expense                             20,552           16,271               1.14      0.98
Depreciation                                 33,644           31,950               1.86      1.93
                                            311,719          280,319              17.28     16.92
Income before income taxes                   51,491           35,756               2.85      2.16
Provision for income taxes                   20,335           13,838               1.12      0.84
Net income                               $   31,156       $   21,918               1.73      1.32

Earnings per share                       $      .06       $      .05
Dividends per share                      $      .02       $      .02

Weighted average number
of shares outstanding

Class A                                 244,135,749      244,124,924
Class B                                 239,571,114      239,571,114
Total                                   483,706,863      483,696,038





                                                                   -3-

                                                     FOOD LION, INC.
                                                      BALANCE SHEETS
                                                  (Dollars in thousands)
                                                       (Unaudited)
                                                    March 26, 1994      January 1, 1994       March 27, 1993

Assets
Current assets:
 cash and cash equivalents                             $  156,584            $   46,066        $      77,590
 Receivables                                               93,970               109,952               94,995
 Inventories                                              831,014               929,138              861,083
 Prepaid expenses and other                                54,148                54,316               45,793
    Total current assets                                1,135,716             1,139,472            1,079,461


Property, at cost, less accumulated
  depreciation                                          1,335,790             1,364,211            1,390,279
                     Total assets                      $2,471,506            $2,503,683           $2,469,740

Liabilities and Shareholders' Equity
Current Liabilities:
 Notes payable                                                               $   10,007           $  332,500
 Accounts payable, trade                               $  325,861               346,799              324,160
 Accrued expenses                                         214,334               241,187              234,452
 Long-term debt - current                                     152                   183                  327
 Capital lease obligations - current                        7,040                 7,108                5,279
 Other liabilities - current                                3,379                 3,880                  302
 Income taxes payable                                      29,193                10,107               15,252
    Total current liabilities                             579,959               619,271              912,272

Long-term debt                                            569,325               569,350              240,798
Capital lease obligations                                 288,854               301,541              253,726
Deferred income taxes                                      36,587                36,587               86,543
Deferred compensation                                         562                   571                1,732
Other liabilities                                          58,009                58,809                7,503
           Total liabilities                            1,533,296             1,586,129            1,502,574
Shareholders' Equity:
  Class A non-voting common stock, $.50 par
     value                                                122,068               122,066              122,064
  Class B voting common stock, $.50 par value             119,786               119,786              119,786
  Additional capital                                          309                   289                  272
  Retained earnings                                       696,047               675,413              725,044
           Total shareholders' equity                     938,210               917,554              967,166
Total liabilities and
                      shareholders' equity             $2,471,506            $2,503,683           $2,469,740








                                -4-

                              FOOD LION, INC.

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)
           For the 12 Weeks ended March 26, 1994 and March 7, 1993
                           (Dollars in thousands)
                                                           12 Weeks
                                                 March 26, 1994  March 27, 1993

Cash flows from operating activities
 Net income                                         $ 31,156        $ 21,918

 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                      33,644          31,950
    Gain on disposals of property                   (    142)      (      19)
    Changes in operating assets and liabilities:
     Receivables                                      15,982             992
     Inventories                                      98,124          35,302
     Prepaid expenses and other                          168           4,561
     Accounts payable and accrued expenses          ( 49,223)         37,768
     Income taxes payable                             19,086          15,252
     Deferred income taxes                              ---            2,475
     Deferred compensation                         (       9)              8
     Other liabilities                             (   1,301)             62
              Total adjustments                      116,329         128,351

      Net cash provided by operating activities      147,485         150,269

Cash flows from investing activities
  Proceeds from disposal of property                     823             108
  Capital expenditures                             (  15,510)      (  38,645)
          Net cash used in investing activities    (  14,687)      (  38,537)

Cash flows from financing activities
 Net payments under short-term borrowings          (  10,007)      ( 127,250)
 Principal payments under capital lease obligations(   1,717)      (   1,344)
 Principal payments on long-term debt              (      56)      (     200)
 Proceeds from issuance of common stock                   22              50
 Dividends paid                                    (  10,522)      (  10,521)
         Net cash used in financing activities     (  22,280)      ( 139,265)

Net increase (decrease) in cash and cash
 equivalents                                         110,518       (  27,533)


Cash and cash equivalents at beginning
of period                                             46,066         105,123

Cash and cash equivalents at end of period          $156,584        $ 77,590

                                  -5-
Notes to Financial Statements (Dollars in thousands)

1)  Basis of Presentation:

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Annual Report on Form 10-K of Food Lion, Inc. (the "Company"). Accordingly, the reader of this Form 10-Q should refer to the Company's Form 10-K for the year ended January 1, 1994 for further information.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the financial information includes all adjustments consisting of normal recurring accruals necessary for a fair presentation of interim results.

2)  Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
                                 March 26, 1994     March 27, 1993

Interest (net of amounts             $13,374            $14,844
   capitalized)*
Income taxes                           1,296              1,136

*Interest capitalized                    227              1,017

Capital lease obligations of $5,282 and $9,605 were incurred in the first quarter of 1994 and 1993, respectively.

Capital lease retirements of $16,320 and $0 were recorded in the first quarter of 1994 and 1993, respectively.

The Company acquired new equipment totaling $449 which was financed with capital leases.

The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.











                                -6-
Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

RESULTS OF OPERATIONS   (12 weeks ended March 26, 1994 compared to
12 weeks ended March 27, 1993)

Net sales increased 8.9% for the 12 weeks ended March 26, 1994 compared with the same period last year. Same store sales (including all comparable stores) increased 3.0% during the first quarter of 1994. Same store sales, excluding sales for the 88 stores scheduled to close during 1994, increased 3.5% during the first quarter of 1994.

On January 7, 1994 Food Lion announced its 1994 business plan, which included opening 40-50 new stores, renovating 60-70 existing stores and closing 88 unprofitable store locations. In the fourth quarter of 1993, the Company recorded a $170.5 million reserve against 1993's earnings to cover management's best estimate of the costs to close these 88 stores.

During the first quarter of 1994, Food Lion opened six new stores, replaced two older stores with new Food Lion locations, completed nine renovations to existing stores and closed 54 unprofitable store locations.

Gross Profit was 20.13% of sales for the first quarter of 1993 compared with 19.08% of sales for the same period last year. The improvement over last year is primarily due to an increase in customer traffic in the market department which generates a higher profit margin. Last year, during the first quarter of 1993, the Company experienced declines in gross profits, due primarily to the cost of heavy promotional activity designed to increase customer traffic and sales. Although the level of promotional activity has decreased as compared to a year ago, the Company continues promotional activity that is greater than historical levels. Currently promotional activity is designed to specifically target certain geographic areas in an effort to increase sales and profits in these areas.

Selling and administrative expenses as a percentage of sales were 14.28% for the first quarter of 1994 compared to 14.01% for the same period last year. This is due primarily to increases in store salaries, benefits and other store operating expenses such as general repairs and maintenance.

Interest expense increased 0.16% of sales during the first quarter of 1994 primarily due to interest recognized on the amortization of rent payments on 1994 store closings, and lower capitalized interest due to a decrease in construction. In addition, interest expense for the quarter was affected by a higher interest rate on long-term financing that replaced short-term borrowings outstanding during the second quarter of 1993.

                                -7-
For the quarter, depreciation decreased 0.07% of sales primarily due to a higher sales base available this year over last year to absorb fixed costs as well as, fewer store openings and additional store closings, during the first quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $147.5 million for the 12 weeks ended March 26, 1994 compared with $150.3 million for the same period last year. This decrease is primarily due to the funding of the Company's 1993 profit sharing plan contribution during the quarter. Historically, the Company's profit sharing plan contribution has been funded in September of each year.

Capital expenditures totaled $15.5 million for the 12 weeks ended March 26, 1994 compared with $38.6 million for the same period in 1993. This decrease is primarily due to slower new store opening plans coupled with an increased focus on less costly renovations to existing stores. During the first quarter of 1994, the Company opened six new stores, replaced two older stores with new Food Lion locations and completed renovations to nine existing stores.

The Company plans to open between 30-40 new stores in the remaining months of 1994, located primarily in the southeast. The majority of these new stores will be opened under conventional leasing arrangements and, as a result, the impact on liquidity of owning stores will be insignificant. The Company also plans to renovate 50-60 existing stores in the remaining three quarters of 1994.

Significant cash capital expenditures currently estimated for the remainder of 1994 are as follows:

Store renovations and new store openings      $60 million
Distribution center expansion                 $10 million
Land costs                                    $ 8 million

For the foreseeable future, the Company's cash capital expenditures will be financed through funds generated from operations and with existing bank and credit lines, along with other debt, if necessary.

Also, during the first quarter, Food Lion closed 54 of the 88 unprofitable stores scheduled to close during 1994. The remaining 34 stores are expected to be closed in the second quarter of 1994. The Company established a $170.5 million reserve in the fourth quarter of 1993 to cover the costs to close these 88 stores. Of this $170.5 million, only $28.3 million represents cash outlays to cover legal expenses, relocation expenses and costs to store and transfer reusable equipment. As a result, Food Lion does not expect a significant impact on liquidity in 1994 resulting from the store closings.

                                -8-
The Company will consider the possibility of sale-leaseback transactions on certain free-standing, company owned stores in the future if advantageous opportunities are presented by potential lessors.

The Company maintains the following bank and credit lines:

    $250 million commercial paper program which is outlined in the table below:

                  Commercial Paper Program
                   (Dollars in millions)
                                             1994        1993
Outstanding borrowings at end of
 first quarter                              $    0     $ 60.0

Average borrowings                               0      137.4

Maximum amount outstanding                       0      183.3

Daily weighted average interest rate             0       3.48%


    A renewable 364-day credit facility with a syndicate of commercial banks providing $300 million in formal lines of credit. There were no borrowings against these lines during the first quarter or as of March 26, 1994. This facility will expire on June 3, 1994, however the Company plans to renew the facility.

    Additional short-term lines of credit totaling $43 million. These lines of credit are available when needed. The Company is not required to maintain compensating balances and borrowings may occur periodically. The Company had no borrowings under these lines during the first quarter or as of March 26, 1994.



    Periodic short-term borrowings under informal credit arrangements, which are available to the Company at the discretion of the lender (see table below):












                                -9-
                Informal Credit Arrangements
                   (Dollars in millions)
                                             1994       1993
Outstanding borrowings at end of
 first quarter                             $    0     $ 87.0

Average borrowings                             .1      128.7

Maximum amount outstanding                   10.0      171.0

   Daily weighted average interest rate        3.50%      3.73%



Part II       OTHER INFORMATION

Item 1.       Legal Proceedings

              The Company has had no significant developments related to legal matters since the Item 3.
              disclosure previously included in the Company's
              Form 10-K filed on March 31, 1994.

Item 2.       Change in Securities

              This item is not applicable.

Item 3.       Defaults Upon Senior Securities

              This item is not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

              This item is not applicable.

Item 5.       Other Information

              This item is not applicable.

Item 6.      Exhibits and Reports on Form 8-K

(a).  Exhibits
      11-Computation of Earnings per Share.

(b). The Company filed a report on Form 8-K pursuant to Item 5 on January 7, 1994 listing a) a new director and b) discussing various financial matters.




                               -10-

                            SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                   FOOD LION, INC.
                                   Registrant



DATE                            BY:   Dan A. Boone
                                     Dan A. Boone
                                     Vice President-Finance,
                                     Chief Financial Officer
                                       and Secretary
                                     Principal Financial Officer


                                     (Duly Authorized Officer)


                               -11-
   EXHIBIT INDEX


                                                         SEQ. PAGE
EXHIBIT #                     DESCRIPTION                   NO.

   11              Computation of Earnings per Share        13






                               -12-