Form 10-Q
period 1994-06-18
FOOD LION INC
filed 1994-07-29
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                             FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 18, 1994

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

Outstanding shares of common stock of the Registrant as of July
22, 1994.

       Class A Common Stock   244,135,824
       Class B Common Stock   239,571,114

                        Page 1 of 17

             The Exhibit index is located on page 16.
                          FOOD LION, INC.
                        INDEX TO FORM 10-Q
                           JUNE 18, 1994
                                                            PAGE
                                                            NUMBER


Part I.    FINANCIAL INFORMATION

     Item 1. Financial Statements

             Statements of Income for the 12 and 24
             weeks ended June 18, 1994 and June 19, 1993     3

             Balance sheets as of June 18, 1994,
             January 1, 1994 and June 19, 1993               4

             Statements of Cash Flows for the 24 weeks
             ended June 18, 1994 and June 19,1993            5

             Notes to Financial Statements                   6
     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations   7-11

Part II.   OTHER INFORMATION

     Item 1. Legal Proceedings                              12

     Item 2. Changes in Securities                          13

     Item 3. Defaults Upon Senior Securities                13

     Item 4. Submission of Matters to a Vote of Security    13-14
             Holders

     Item 5. Other Information                              14

     Item 6. Exhibits and Reports on Form 8-K               14

     Signatures                                             15

     Exhibit Index                                          16



                               -2-

                                              PART I. FINANCIAL INFORMATION
Item I.  Financial Statements
                                                     FOOD LION, INC.

                                                   STATEMENTS OF INCOME
                                                       (Unaudited)
                                  For the 12 Weeks ended June 18, 1994 and June 19, 1993
                                       (Dollars in thousands except per share data)
                                      June 18, 1994     June 19, 1993               12 WEEKS
                                            (A)               (B)                  (A)       (B)
                                                                                    %         %
Net sales                                $1,821,905       $1,749,923             100.00    100.00

Cost of goods sold                        1,452,105        1,406,087              79.70     80.35
Gross profit                                369,800          343,836              20.30     19.65
Selling and administrative expenses         259,659          245,138              14.25     14.01
Interest expense                             21,116           15,997               1.16      0.92
Depreciation                                 31,500           32,632               1.73      1.86
                                            312,275          293,767              17.14     16.79
Income before income taxes                   57,525           50,069               3.16      2.86
Provision for income taxes                   22,725           19,376               1.25      1.11
Net income                               $   34,800       $   30,693               1.91      1.75

Earnings per share                       $      .07       $      .06
Dividends per share                      $      .02       $      .02

Weighted average number
of shares outstanding

Class A                                 244,135,824      244,130,202
Class B                                 239,571,114      239,571,114
Total                                   483,706,938      483,701,316





                                                            -3-

                                              PART I. FINANCIAL INFORMATION
Item I.  Financial Statements
                                                     FOOD LION, INC.

                                                   STATEMENTS OF INCOME
                                                       (Unaudited)
                                  For the 24 Weeks ended June 18, 1994 and June 19, 1993
                                       (Dollars in thousands except per share data)
                                      June 18, 1994    June 19, 1993               24 WEEKS
                                            (C)              (D)                  (C)       (D)
                                                                                   %         %
Net sales                                $3,625,927       $3,406,748             100.00    100.00

Cost of goods sold                        2,892,917        2,746,837              79.78     80.63
Gross profit                                733,010          659,911              20.22     19.37
Selling and administrative expenses         517,182          477,236              14.26     14.01
Interest expense                             41,668           32,268               1.15      0.95
Depreciation                                 65,144           64,582               1.80      1.89
                                            623,994          574,086              17.21     16.85
Income before income taxes                  109,016           85,825               3.01      2.52
Provision for income taxes                   43,060           33,214               1.19      0.98
Net income                               $   65,956       $   52,611               1.82      1.54

Earnings per share                       $      .14       $      .11
Dividends per share                      $      .04       $      .04

Weighted average number
of shares outstanding

Class A                                 244,135,787      244,127,563
Class B                                 239,571,114      239,571,114
Total                                   483,706,901      483,698,677


                                                            -3a-

                                                     FOOD LION, INC.
                                                      BALANCE SHEETS
                                                  (Dollars in thousands)
                                                       (Unaudited)
                                                     June 18, 1994        January 1, 1994       June 19, 1993

Assets
Current assets:
 Cash and cash equivalents                             $  260,201            $   46,066           $  149,244
 Receivables                                               93,719               109,952               95,543
 Inventories                                              797,520               929,138              861,670
 Prepaid expenses and other                                55,617                54,316               49,844
    Total current assets                                1,207,057             1,139,472            1,156,301

Property, at cost, less accumulated
  depreciation                                          1,328,189             1,364,211            1,413,042
                     Total assets                      $2,535,246            $2,503,683           $2,569,343

Liabilities and Shareholders' Equity
Current Liabilities:
 Notes payable                                                               $   10,007           $   45,000
 Accounts payable, trade                               $  351,194               346,799              322,214
 Accrued expenses                                         244,643               241,187              262,796
 Long-term debt - current                                      97                   183                  329
 Capital lease obligations - current                        7,435                 7,108                5,551
 Other liabilities - current                                3,307                 3,880                  282
 Income taxes payable                                       8,469                10,107               10,936
    Total current liabilities                             615,145               619,271              647,108

Long-term debt                                            569,300               569,350              569,761
Capital lease obligations                                 295,335               301,541              267,083
Deferred income taxes                                      36,587                36,587               89,018
Deferred compensation                                         544                   571                1,724
Other liabilities                                          55,847                58,809                7,301
           Total liabilities                            1,572,758             1,586,129            1,581,995
Shareholders' Equity:
  Class A non-voting common stock, $.50 par
     value                                                122,068               122,066              122,065
  Class B voting common stock, $.50 par value             119,786               119,786              119,786
  Additional capital                                          309                   289                  282
  Retained earnings                                       720,325               675,413              745,215
           Total shareholders' equity                     962,488               917,554              987,348
                      Total liabilities and
                      shareholders' equity             $2,535,246            $2,503,683           $2,569,343





                                -4-

                              FOOD LION, INC.

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)
           For the 24 Weeks ended June 18, 1994 and June 19, 1993
                           (Dollars in thousands)
                                                           24 Weeks
                                                 June 18, 1994  June 19, 1993

Cash flows from operating activities
 Net income                                         $ 65,956        $ 52,611

 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                      65,144          64,582
    Loss on disposals of property                        153               8
    Changes in operating assets and liabilities:
     Receivables                                      16,233             444
     Inventories                                     131,618          34,715
     Prepaid expenses and other                     (  1,301)          1,410
     Accounts payable and accrued expenses             6,419          64,166
     Income taxes payable                           (  1,638)         10,936
     Deferred income taxes                                 0           4,950
     Deferred compensation                         (      27)              0
     Other liabilities                             (   3,535)      (     247)
              Total adjustments                      213,066         180,964

      Net cash provided by operating activities      279,022         233,575

Cash flows from investing activities
  Proceeds from disposal of property                   1,875             307
  Capital expenditures                             (  32,042)      (  80,061)
          Net cash used in investing activities    (  30,167)      (  79,754)

Cash flows from financing activities
 Net payments under short-term borrowings          (  10,007)      ( 414,750)
 Principal payments under capital lease obligations(   3,555)      (   2,796)
 Principal payments on long-term debt              (     136)      (     172)
 Proceeds from issuance of common stock                   22              61
 Proceeds from issuance of long-term debt                  0         329,000
 Dividends paid                                    (  21,044)      (  21,043)
         Net cash used in financing activities     (  34,720)      ( 109,700)

Net increase (decrease) in cash and cash
 equivalents                                         214,135       (  44,121)

Cash and cash equivalents at beginning
of period                                             46,066         105,123

Cash and cash equivalents at end of period          $260,201        $149,244


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

2)  Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
                                  June 18, 1994     June 19, 1993

Interest (net of amounts             $39,487            $31,751
   capitalized)*
Income taxes                          44,616             21,408

*Interest capitalized                    389              1,805

Capital lease obligations of $14,545 and $24,686 were incurred in the 24 week period of 1994 and 1993, respectively.

Capital lease retirements of $16,869 and $0 were recorded in the 24 week period of 1994 and 1993, respectively.

The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.



                                -6-
Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

RESULTS OF OPERATIONS   (12 and 24 weeks ended June 18, 1994
compared to 12 and 24 weeks ended June 19, 1993)

Net sales increased 4.1% and 6.4% for the quarter and year to date, respectively. Same store sales (including all comparable stores) increased 2.8% and 2.9% for the second quarter and year to date, respectively. Same store sales, excluding sales for the 84 closed stores, increased 2.8% for the quarter and 3.1% year to date.

As of the second quarter, the Company completed the first phase of its 1994-95 business plan, by closing 84 underperforming stores. During the fourth quarter of 1993, Food Lion established a pre-tax charge against 1993 earnings of $170.5 million to cover management's best estimate of the costs associated with these store closings. These costs include the write-down of store assets ($87.1 million) to reflect estimated realizable values, the unrealizable portion of the present value of remaining rent payments on leased stores ($55.1 million), and other costs associated with the store closings such as legal expenses, relocation expenses and costs to store and transfer reusable equipment ($28.3 million). In estimating the store closing reserve related to the store properties, the Company considered many factors including individual market conditions, competitive activity, Food Lion's history of successfully disposing idle properties, the market knowledge of its real estate experts and the recommendations of an independent consultant engaged to evaluate the fair value of the specific properties involved.

The discount rate used to measure the present value of remaining rent payments on leased stores was 8%, representing the Company's incremental borrowing rate. After computing the present value of the remaining lease payments the Company, in conjunction with independent consultants, estimated that 37% of this obligation would be realizable through sublease activities, early lease terminations and lease assignment opportunities. As a result, a charge of $55.1 was calculated representing the estimated unrealizable portion of this lease obligation. Actual rent payments for the closed stores that are leased will be made during the years 1994 through 2017 (actual remaining lease terms) or until successful lease termination or lease assignment is arranged. The interest portion of these rent payments will be charged to earnings as incurred each year during the remaining lease terms.

Additional cash outlays related to the store closing charge will be the "other costs" ($28.3 million) previously described above.


                                -7-

The decision to close stores comes as part of Food Lion's on-going review of individual profitability. By closing unprofitable stores, the Company eliminates the operating losses of these stores which enhances future profits. During 1993 the Company recorded approximately $30 million in annual pre-tax losses attributable to these stores that will not recur in future years. Because these stores were scheduled to close throughout the first two quarters of 1994, the Company will not recognize the total annual benefit of these store closings until 1995.

The 1994-1195 business plan also includes opening new stores and renovating existing stores. During 1994, Food Lion plans to open 30-35 new stores, down from an earlier projection of around 40 new stores due primarily to delays in construction. The Company is on track to complete around 60 renovations to existing stores during 1994.

During the first half of 1994, Food Lion opened 13 new stores, replaced two older stores with new Food Lion locations, completed renovations to existing stores and closed 84 unprofitable stores. The second year of the Company's 1994-1995 business plan calls for opening an additional 40 new stores and renovating between 100 and 120 existing locations.

The Company's gross profit margins increased 0.65% and 0.85%, for the quarter and year to date, respectively, as compared to the same periods in 1993. The improvement over last year is primarily due to an increase in customer traffic in the meat department, which generates a higher profit margin. In addition, last years gross profit margins were lower, due to heavy promotional activity in the early months of 1993 designed to increase customer traffic and sales. Although at the end of the second quarter of 1994, the level of promotional activity has decreased as compared to a year ago, the Company continues promotional activity that is greater than historical levels. Currently, promotional activity is designed to specifically target certain geographic areas in an effort to increase sales and profits in these areas.

For the quarter and year to date, Selling and Administrative Expenses increased 0.24% of sales and 0.25% of sales, respectively. Primary contributors to this increase are store salaries, store benefits and increased Workers' Compensation reserves, and increases in store operating expenses such as utilities and general maintenance and repair expenses.

Over the past few quarters, Food Lion has accelerated some routine store maintenance and repair efforts, based on suggestions received from customers, in order to better ensure superior store conditions and excellent customer service. In addition, the Company has incurred an increase in advertising, legal and public relations costs associated with addressing continuing tactics from the United Food and Commercial Workers Union Internationals'

                                -8-
"Corporate Campaign" to discredit or damage Food Lion's credibility.

Store benefits include expenses for the Company's profit sharing plan. The Company has a non-contributory profit sharing plan covering all employees. Contributions to the profit sharing plan are made at the discretion of the Board of Directors. Historically, the Company has contributed 15% of the wages of eligible employees on an annual basis. In light of decreased profits for the 1993 fiscal year, the Board of Directors approved a contribution equal to 10% of 1993 wages. This contribution totaled $62.2 million. The 1993 contribution was 24% lower than the 1992 contribution. Although the contribution was higher in terms of percentage of income before taxes, in an effort to recognize the performance of the Company's employees in 1993, the Board did not believe a further reduction would be prudent for 1993. The 1993 profit sharing contribution had no effect on dividends paid to the Company's shareholders, and future dividend payments will not be affected by future profit sharing contributions. The 1994 profit sharing contribution will not be determined until the 1994 results have been finalized and evaluated.

Although the Company anticipates some continued pressure on expenses over the next several months, Food Lion expects expenses as a percentage of sales to decrease during 1994.

Interest expense increased 0.24% of sales during the second quarter of 1994 and 0.20% of sales year to date primarily due to a higher interest rate on long-term financing that replaced short-term borrowings outstanding during the second quarter of 1993. In addition, interest increased due to the amortization of rent obligations on the 1994 store closings and lower capitalized interest resulting from a decrease in construction.

Depreciation decreased 0.13% and 0.09% for the quarter and year to date, respectively. The decrease is due to a higher sales base available this year over last year to absorb fixed costs, as well as, fewer store openings and additional store closings through the second quarter of 1994.

Liquidity and Capital Resources

Cash provided by operating activities totaled $279.0 million for the 24 weeks ended June 18, 1994 compared with $233.6 for the same period last year. This increase is primarily due to a decrease in inventory resulting from improved inventory management, offset partially by a decrease in accrued expenses. This decrease in accrued expenses is primarily due to the funding of the Company's




                                -9-
1993 profit sharing plan contribution during the first quarter.
Historically, the Company's profit sharing plan contribution has been funded in September of each year.

Capital expenditures totaled $32.0 million for the 24 weeks ended June 18, 1994 compared with $80.1 million for the same period in 1993. This decrease is primarily due to fewer new store openings coupled with an increased focus on less costly renovations to existing stores.

As discussed above, the Company's 1994-1995 business plan calls for opening approximately 30-35 new stores and renovating an estimated 60 existing locations. As of the second quarter of 1994, 13 new stores were opened, two older stores were replaced with new Food Lion locations, and renovations to 16 existing stores were completed. The majority of the new store openings will be opened under conventional leasing arrangements, therefore the impact on liquidity of owning stores will be insignificant.

Significant cash capital expenditures currently estimated for the remainder of 1994 is as follows:

Store renovations and new store openings   $40 million
Distribution Center expansion              $ 4 million
Land costs                                 $ 7 million

For the foreseeable future, the Company's cash capital expenditures will be financed through funds generated from Operations and with existing bank and credit lines, along with other debt, if necessary.

Also, during the second quarter of 1994, Food Lion closed the remaining 30 of the 84 unprofitable stores scheduled to close during 1994. The Company established a $170.5 million reserve in the fourth quarter of 1993 to cover the costs to close the 84 stores; therefore, Food Lion does not expect a significant impact on liquidity in 1994 resulting from these store closings.

The Company will consider the possibility of sale-leaseback transactions on certain free-standing, company owned stores in the future if advantageous opportunities are presented by potential lessors.

The Company maintains the following bank and credit lines:

    $250 million commercial paper program which is outlined in the table below:





                               -10-
                  Commercial Paper Program
                   (Dollars in millions)
                                             1994        1993
Outstanding borrowings at end of
 second quarter                             $    0     $ 30.0

Average borrowings                               0       85.3

Maximum amount outstanding                       0      100.0

Daily weighted average interest rate           N/A       3.25%


    A renewable 364-day credit facility with a syndicate of commercial banks providing $300 million in formal lines of credit. There were no borrowings against these lines during the second quarter or as of June 18, 1994.

    Additional short-term lines of credit totaling $43 million. These lines of credit are available when needed. The Company is not required to maintain compensating balances and borrowings may occur periodically. The Company had no borrowings under these lines during the second quarter or as of June 18, 1994.

    Periodic short-term borrowings under informal credit arrangements, which are available to the Company at the discretion of the lender (see table below):


                   Informal Credit Arrangements
                       (Dollars in millions)
                                             1994        1993
Outstanding borrowings at end of
 second quarter                             $    0     $  5.0

Average borrowings                               0      121.3

Maximum amount outstanding                       0      203.6

Daily weighted average interest rate           N/A       3.40%





                               -11-
Part II       OTHER INFORMATION

Item 1.       Legal Proceedings

The Company has had no significant developments related to legal matters since the Item 3. disclosure previously included in the Company's Form 10-K filed on March 31, 1994, other than discussed below:

On February 16, 1994, plaintiff Sarah Bullock, an African-American female filed a motion to amend her federal district court complaint in Bullock v. Food Lion, Inc. No. 93-CV-51-ATH (M.D. Ga.), a pending individual plaintiff suit in which Ms. Bullock alleges that she was denied a promotion and discharged because of her race, by adding 10 named additional plaintiffs and company-wide class action allegations of race discrimination in violation of Title VII of the Civil Rights Act of 1964 and 42 U.S.C. 1981. By order dated May 4, 1994, the court denied plaintiff's motion to amend seeking class certification. The individual claim of the original party was settled shortly thereafter, thereby terminating the Bullock action.

The ten plaintiffs who unsuccessfully sought to join the Bullock action and three additional plaintiffs subsequently filed an action on May 19, 1994 in the United States District Court for the Eastern District of Virginia styled Sutton, et al. v. Food Lion, Inc., Civil Action No. 3:94CV322 (E.D. Va.). The complaint alleges a pattern and practice of discrimination in hiring, promotions, discipline, discharge, allocation of hours, awarding full-time status, and wages. The amended complaint seeks certification of a class defined as all past and present black employees at Food Lion and all black applicants for employment, and seeks remedies including broad injunctive relief, monetary damages, reasonable attorneys' fees, and expenses.

No motion for class certification has yet to be filed, no class has been certified and the plaintiffs have not yet specified an amount of monetary damages alleged to have been suffered by the class. While at this time the Company cannot evaluate the consequences of an adverse judgment, the Company intends to vigorously defend this action.




                               -12-

Item 2.       Change in Securities

              This item is not applicable.

Item 3.       Defaults Upon Senior Securities

              This item is not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders


(a).  The Company held its Annual Meeting of Shareholders on May
      5, 1994.

(b).  Not applicable.

(c).  Matters voted upon at the meeting:



Election of Directors

                                                               Broker
                                     For            Witheld    Non-Votes

Pierre Olivier Beckers                 203,730,536     529,657   35,310,921

Dan A. Boone                           203,705,338     554,855   35,310,921

Jacqueline Kelly Callomore             203,559,316     700,877   35,310,921

William G. Ferguson                    203,570,976     689,217   35,310,921

Dr. Bernard W. Franklin                202,802,693   1,457,500   35,310,921

E. Charles De Cooman D'Herlinckhove    203,741,043     519,150   35,310,921

Gui De Vaucleroy                       203,745,135     515,058   35,310,921

Jacques LeClercq                       203,740,909     519,284   35,310,921

Tom E. Smith                           203,431,220     828,973   35,310,921

John P. Watkins                        203,735,466     524,727   35,310,921







                               -13-
Appointment of Independent Accountants

                  For          Against  Abstain   Broker Non-
                                                  Votes

Coopers & Lybrand 203,975,419   168,246  116,528  35,310,921


Amendment of 1991 Employee Stock Option Plan

             For           Against      Abstain       Broker
                                                      Non-Votes

              194,398,367     4,303,150    5,558,676    35,310,921



Shareholder proposal for the
Disclosure of Profit Sharing balances of Key Executives

             For           Against      Abstain       Broker Non
                                                      Votes

               13,072,405   168,152,375    4,291,188    54,055,146



(a). Not applicable.


Item 5.       Other Information

              This item is not applicable.

Item 6.      Exhibits and Reports on Form 8-K

(a).  Exhibits
      11-Computation of Earnings per Share.

(b). The Company did not file a report on Form 8-K for the period ended June 18, 1994.





                               -14-
                            SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   FOOD LION, INC.
                                   Registrant


DATE                            BY:
                                     Carol M. Herndon
                                     Corporate Controller
                                     Principal Accounting Officer









                               -15-
   EXHIBIT INDEX


                                                         SEQ. PAGE
EXHIBIT #                     DESCRIPTION                   NO.

   11              Computation of Earnings per Share        17









                               -16-