Form 10-Q
period 1994-09-10
FOOD LION INC
filed 1994-10-19
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                             FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
               THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 10, 1994

                                OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
                THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ........to...........

                   Commission File number 0-6080

                         FOOD LION, INC.
      (Exact name of registrant as specified in its charter)

   NORTH CAROLINA                             56-0660192
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification
No.)

P.O. Box 1330, 2110 Executive Drive Salisbury, NC  28145-
1330
      (Address of principal executive office)      (Zip
Code)

      (704) 633-8250
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

Yes  X      No

Outstanding shares of common stock of the Registrant as of October
14, 1994.

       Class A Common Stock   244,139,999
       Class B Common Stock   239,571,114

                           Page 1 of 17

                   The Exhibit index is located on page 14.
                          FOOD LION, INC.
                        INDEX TO FORM 10-Q
                        SEPTEMBER 10, 1994

PAGE
NUMBER

Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Statements of Income for the 12 and 36
           weeks ended September 10, 1994 and
           September 11, 1993
3
           Balance sheets as of September 10, 1994,
           January 1, 1994 and September 11, 1993
4

           Statements of Cash Flows for the 36 weeks
           ended September 10, 1994 and September 11,
           1993
5

           Notes to Financial Statements
6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations  7-
11

Part II.   OTHER INFORMATION

  Item 1.  Legal Proceedings
12

  Item 2.  Changes in Securities
12
  Item 3.  Defaults Upon Senior Securities
12
  Item 4.  Submission of Matters to a Vote of
           Security Holders
12
  Item 5.  Other Information
12

  Item 6. Exhibits and Reports on Form 8-K
12
  Signatures
13
  Exhibit Index
14

                               -2-

                                              PART I.
FINANCIAL INFORMATION
Item I.  Financial Statements
                                                     FOOD
LION, INC.


STATEMENTS OF INCOME

(Unaudited)
                             For the 12 Weeks ended
September 10, 1994 and September 11, 1993
                                       (Dollars in thousands
except per share data)
                                   September 10, 1994
September 11, 1993          12 WEEKS
                                            (A)
(B)               (A)       (B)

%         %
Net sales                                $1,849,806
$1,807,374         100.00    100.00

Cost of goods sold                        1,474,395
1,446,316          79.71     80.02
Gross profit                                375,411
361,058          20.29     19.98
Selling and administrative expenses         262,031
268,215          14.16     14.84
Interest expense                             21,496
19,051           1.16      1.05
Depreciation                                 31,465
33,323           1.70      1.85
                                            314,992
320,589          17.02     17.74
Income before income taxes                   60,419
40,469           3.27      2.24
Provision for income taxes                   23,866
15,783           1.29      0.87
Net income                               $   36,553
$   24,686           1.98      1.37

Earnings per share                       $     0.08
$     0.05
Dividends per share                      $     0.02
$     0.02

Weighted average number
of shares outstanding

Class A                                 244,135,824
244,130,872
Class B                                 239,571,114
239,571,114
Total                                   483,706,938
483,701,986



- -3-

                                              PART I.
FINANCIAL INFORMATION
Item I.  Financial Statements
                                                     FOOD
LION, INC.


STATEMENTS OF INCOME

(Unaudited)
                             For the 36 Weeks ended
September 10, 1994 and September 11, 1993
                                       (Dollars in thousands
except per share data)
                                    September 10, 1994
September 11, 1993          36 WEEKS
                                            (C)
(D)               (C)        (D)

%          %
Net sales                                 $5,475,732
$5,214,122        100.00     100.00

Cost of goods sold                         4,367,311
4,193,153         79.76      80.42
Gross profit                               1,108,421
1,020,969         20.24      19.58
Selling and administrative expenses          779,213
745,452         14.23      14.30
Interest expense                              63,164
51,319          1.16       0.98
Depreciation                                  96,609
97,905          1.76       1.88
                                             938,986
894,676         17.15      17.16
Income before income taxes                   169,435
126,293          3.09       2.42
Provision for income taxes                    66,926
48,997          1.22       0.94
Net income                                $  102,509
$   77,296          1.87       1.48

Earnings per share                        $     0.21
$     0.16
Dividends per share                       $     0.07
$     0.07

Weighted average number
of shares outstanding

Class A                                  244,135,799
244,128,666
Class B                                  239,571,114
239,571,114
Total                                    483,706,913
483,699,780



- -3a-

                                                     FOOD
LION, INC.

BALANCE SHEETS
                                                  (Dollars
in thousands)

(Unaudited)

September 10, 1994      January 1, 1994     September 11,
1993
Assets
Current assets:
 Cash and cash equivalents                             $
337,233            $   46,066           $  190,108
 Receivables
100,948               109,952              103,693
 Inventories
805,029               929,138              864,321
 Prepaid expenses and other
54,522                54,316               48,453
    Total current assets
1,297,732             1,139,472            1,206,575

Property, at cost, less accumulated
  depreciation
1,324,342             1,364,211            1,437,601
                     Total assets
$2,622,074            $2,503,683           $2,644,176

Liabilities and Shareholders' Equity
Current Liabilities:
 Notes payable
$   10,007           $       15
 Accounts payable, trade                               $
343,465               346,799              353,506
 Accrued expenses
291,300               241,187              303,598
 Long-term debt - current
75                   183                  222
 Capital lease obligations - current
7,621                 7,108                6,298
 Other liabilities - current
3,411                 3,880                  301
 Income taxes payable
31,284                10,107               23,243
    Total current liabilities
677,156               619,271              687,183

Long-term debt
569,300               569,350              569,389
Capital lease obligations
295,882               301,541              286,610
Deferred income taxes
36,587                36,587               91,493
Deferred compensation
714                   571                  706
Other liabilities
54,448                58,809                7,278
           Total liabilities
1,634,087             1,586,129            1,642,659
Shareholders' Equity:
  Class A non-voting common stock, $.50 par
     value
122,068               122,066              122,066
  Class B voting common stock, $.50 par value
119,786               119,786              119,786
  Additional capital
309                   289                  286
  Retained earnings
745,824               675,413              759,379
           Total shareholders' equity
987,987               917,554            1,001,517
                     Total liabilities and
                      shareholders' equity
$2,622,074            $2,503,683           $2,644,176

                                                           -
4-

                              FOOD LION, INC.

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)
           For the 36 Weeks ended September 10, 1994 and
September 11, 1993
                           (Dollars in thousands)


36 Weeks
                                             September 10,
1994 September 11, 1993

Cash flows from operating activities
 Net income                                         $102,509
$ 77,296

 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                      96,609
97,905
     Gain on disposals of property                 (
81)      (     806)
    Changes in operating assets and liabilities:
     Receivables                                       9,004
(   7,706)
     Inventories                                     124,109
32,064
     Prepaid expenses and other                    (
206)          2,777
     Accounts payable and accrued expenses            45,347
136,260
     Income taxes payable                             21,177
23,243
     Deferred income taxes                                 0
7,425
     Deferred compensation                               143
(   1,018)
     Other liabilities                             (
4,830)      (     251)
              Total adjustments                      291,272
289,893

      Net cash provided by operating activities      393,781
367,189

Cash flows from investing activities
  Proceeds from disposal of property                   2,330
1,197
  Capital expenditures                             (
57,217)      ( 116,414)
          Net cash used in investing activities    (
54,887)      ( 115,217)

Cash flows from financing activities
 Net payments under short-term borrowings          (
10,007)      ( 459,735)
 Principal payments under capital lease obligations(
5,486)      (   4,552)
 Principal payments on long-term debt              (
158)      (     202)
 Proceeds from issuance of common stock                   22
66
 Proceeds from issuance of long-term debt                  0
329,000
 Dividends paid                                    (
32,098)      (  31,564)
         Net cash used in financing activities     (
47,727)      ( 166,987)

Net increase in cash and cash equivalents            291,167
84,985

Cash and cash equivalents at beginning
of period                                             46,066
105,123

Cash and cash equivalents at end of period          $337,233
$190,108


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

2)  Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

                               September 10, 1994
September 11,1993

Interest (net of amounts             $53,049
$44,402
   capitalized)*
Income taxes                          45,685
23,698

*Interest capitalized                    580
2,198

Capital lease obligations of $17,760 and $44,137 were incurred in the 36 week periods of 1994 and 1993, respectively.

Capital lease retirements of $17,420 and $950 were recorded in the 36 week periods of 1994 and 1993, respectively.

The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.






                                -6-
Item 2.      Management's Discussion and Analysis of
Financial
             Condition and Results of Operations.

RESULTS OF OPERATIONS   (12 and 36 weeks ended September 10,
1994
compared to 12 and 36 weeks ended September 11, 1993)

Net sales increased 2.3% and 5.0% for the quarter and year to date, respectively. Same store sales increased 3.2% and 3.0% for the third quarter and year to date, respectively. The sales increase for the third quarter was negatively impacted by the closing of 84 underperforming stores in the first and second quarters of 1994, resulting in 1,028 stores operating at the end of the third quarter this year compared with 1,080 stores last year.

During the fourth quarter of 1993, the Company established a pre-tax charge against 1993 earnings of $170.5 million to cover management's best estimate of the costs associated with closing the 84 underperforming stores. These costs include the write-down of store assets to reflect estimated realizable values, the unrealizable portion of the present value of remaining rent payments on leased stores and other costs associated with the store closings such as legal expenses, relocation expenses and costs to store and transfer reusable equipment.

The decision to close stores resulted from the Company's on-going review of the profitability of individual stores. By closing unprofitable stores, the Company eliminates the operating losses of these stores which enhances future profits. During 1993 the
Company recorded approximately $30 million in annual pre-tax losses attributable to these stores that will not recur in future years. Because these stores were closed in the first two quarters of 1994, the Company will not recognize the total annual benefit of these store closings until 1995. As of the end of the third quarter of 1994, the Company is early in the process of efforts to dispose of properties and to terminate or assign leases for the properties and no adjustments to the carrying value of the properties is necessary at this time. The Company will continue to monitor and evaluate the reserve to make necessary adjustments.

The 1994-1995 business plan also includes opening new stores and renovating existing stores. During 1994, the Company plans to open 30 new stores, down from an earlier projection of around 40 new stores due primarily to delays in construction. These additional 10 new stores will be pushed into early 1995 as a result of the construction delays. The Company is on track to complete around 60 renovations to existing stores during 1994.


                                -7-
As of September 10, 1994, the Company opened 16 new stores, replaced three older stores with new Food Lion locations and completed 25 renovations to existing stores. The second year of the Company's 1994-1995 business plan calls for opening 50 new stores (including those delayed by construction) and renovating between 100 and 120 existing locations. The Company currently has no plans for additional closings other than normal replacements.

The Company's gross profit margins increased 0.31% and 0.66%, for the quarter and year to date, respectively, as compared to the same periods in 1993. The improvement over last year is primarily due to an increase in customer traffic and items per customer in the meat department, which generates a higher profit margin, and an increase in grocery gross profit margins. In addition, last year's gross profit margins were impacted by heavy promotional activity in the quarter designed to increase customer traffic and sales. Although the level of promotional activity has decreased in
1994 as compared to a year ago, the Company continues promotional activity that is greater than historical levels. Currently, promotional activity is designed to specifically target certain geographic areas in an effort to increase sales and profits in these areas.

For the quarter and year to date, Selling and Administrative Expenses decreased 0.68% of sales and 0.07% of sales, respectively. Last year during the third quarter, Selling and
Administrative Expenses included a $16.2 million settlement with the Department of Labor (DOL) of which $8.0 million was reserved prior to the quarter. Selling and Administrative Expenses restated without the DOL settlement payment were 14.39% of sales for the quarter and 14.14% of sales year to date resulting in
0.23% of sales decrease for Selling and Administrative Expenses for the third quarter and 0.09% of sales increase year to date.

Contributing to the third quarter 0.23% decrease of Selling and
Administrative Expenses as a percent of sales (after restatement of the DOL settlement payment last year) were decreases in store operating expenses, advertising and legal expenses. Store operating expenses such as rent, utilities, maintenance and repairs declined as the Company had 52 fewer stores in operation as compared to a year earlier. In addition, in 1993, advertising expenses were higher than 1994 due to a large coupon campaign in
Florida.

Although the Company anticipates some continued pressure on expenses over the next several months, Food Lion expects year to date expenses as a percentage of sales to decrease for 1994 compared to 1993.


                                -8-
Interest expense increased 0.11% of sales during the third quarter of 1994 and 0.18% of sales year to date. The increase in interest for the quarter and year to date is due to the amortization of rent obligations on the 1994 store closings and lower capitalized interest resulting from decreased construction. Year to date interest also increased due to a higher interest rate on long-term financing that replaced short-term borrowings outstanding during the second quarter of 1993, therefore not affecting the third quarter interest comparison.

Depreciation decreased 0.15% and 0.12% for the quarter and year to date, respectively. The decrease is primarily due to the 84 store closings in the first and second quarters of 1994.


Liquidity and Capital Resources

Cash provided by operating activities totaled $393.8 million for the 36 weeks ended September 10, 1994 compared with $367.2 for the same period last year. This increase is primarily due to the
$25.2 million increase in profits and improved inventory management offset by a decrease in accounts payable and accrued expenses for the third quarter 1994 vs. 1993. The decrease in accrued expenses is primarily due to the funding of the Company's
1993 profit sharing plan contribution during the first quarter of
1994. Historically, the Company's Profit Sharing plan contribution has been funded in September of each year.

Capital expenditures totaled $57.2 million for the 36 weeks ended
September 10, 1994 compared with $116.4 million for the same period in 1993. This decrease is primarily due to fewer new store openings coupled with an increased focus on renovations to existing stores.

As stated above, Food Lion's two-track growth plan, which focuses on a combination of renovations and new store openings, continues to move forward. The Company expects to open a total of 30 new stores during
1994 while renovating 60 existing locations. As of the end of the third quarter of 1994, 16 new stores were opened, three older stores were replaced with new Food Lion locations, and renovations to 25 existing stores have been completed. Construction delays are expected to push the openings of 10 additional new stores into early 1995, increasing Food Lion's growth plan for 1995 to a total of 50 new store openings and 100-120 store renovations. The majority of the new store openings will be opened under conventional leasing arrangements, therefore the impact on liquidity of owning stores will be insignificant.



                                -9-
Significant cash capital expenditures currently estimated for the remainder of 1994 are as follows:

Construction - renovations and new store openings        $25
million
Equipment - Renovations and new store openings           $22
million
Distribution Center Expansion                            $ 5
million
Land costs                                               $ 5
million
Other                                                    $ 3
million

For the foreseeable future, the Company's cash capital expenditures will be financed through funds generated from operations and with existing bank and credit lines, along with other debt, if necessary.

As the Company established a $170.5 million reserve in the fourth quarter of 1993 to cover the costs to close 84 unprofitable stores(54 in the first quarter and 30 in the second quarter of
1994), the Company does not expect a significant impact on liquidity in 1994 resulting from these store closings.

The Company will consider the possibility of sale-leaseback transactions on certain free-standing, company owned stores in the future if advantageous opportunities are presented by potential lessors.

The Company maintains the following bank and credit lines:

    $250 million commercial paper program which is outlined in the table below:

                 Commercial Paper Program
                   (Dollars in millions)
                                                       1994
1993
Outstanding borrowings at end of third quarter        $    0
$0
Average borrowings                                         0
3.3
Maximum amount outstanding                                 0
30.0
Daily weighted average interest rate                     N/A
3.30%




                               -10-
    A renewable 364-day credit facility with a syndicate of commercial banks providing $300 million in formal lines of credit. There were no borrowings against these lines during
  the third quarter or as of September 10, 1994. The Company has
  engaged Wachovia Bank to arrange for the syndication of a
60
  month revolving credit facility to replace the existing
364 day
  facility which would otherwise expire in June, 1995. The
Company
  expects improvements in both pricing and covenants in this new facility relative to those of the existing facility.

    Additional short-term lines of credit totaling $30.5 million.
  These lines of credit are available when needed.  The
Company is
  not required to maintain compensating balances and borrowings may occur periodically. The Company had no borrowings under these lines during the third quarter or as of September
10,
  1994.

    Periodic short-term borrowings under informal credit arrangements, which are available to the Company at the discretion of the lender (see table below):


                   Informal Credit Arrangements
                       (Dollars in millions)

                                                        1994
1993

Outstanding borrowings at end of third quarter         $
0   $0
Average borrowings
0  1.8
Maximum amount outstanding
0  5.0
Daily weighted average interest rate
N/A 3.35%


During the fourth quarter, the Company will pay off early three series of senior unsecured notes totaling $214 million which are due from 1998 to 2003. The Company expects no make whole premium unless interest rates on term-matched treasury notes fall substantially from current levels.







                               -11-
Part II       OTHER INFORMATION

Item 1.       Legal Proceedings

On May 19, 1994, a complaint was filed in the United States
District Court for the Eastern District of Virginia styled
Sutton,
et al v. Food Lion, Inc., civil action #3:94CV322(ED VA.).
The
complaint alleges a pattern and practice of discrimination in hiring, promotions, discipline, discharge, allocation of hours, awarding full-time status and wages, because of race in violation of Title VII of the Civil Rights Act of 1964 and 42 U.S.C.
1981.
By order dated September 7, 1994, the Court denied plaintiff's motion for class certification of the case. The individual claims of the named parties are scheduled for trial at a later date.


Item 2.       Change in Securities
              This item is not applicable.

Item 3.       Defaults Upon Senior Securities
              This item is not applicable.

Item 4.       Submission of Matters to a Vote of Security
Holders
              This item is not applicable.

Item 5.       Other Information
              This item is not applicable.

Item 6.      Exhibits and Reports on Form 8-K
(a).  Exhibits
      11-Computation of Earnings per Share.
      27-Financial Data Schedule

(b).  The Company filed a report on Form 8-K pursuant to
Item 5 and
      Item 7 on October 7, 1994 listing a) a new director and b) a new shareholders' agreement.






                               -12-
                            SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE
ACT
OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE
SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   FOOD LION, INC.
                                   Registrant


DATE                            BY:
                                     Dan A. Boone
                                     Vice President-Finance
                                     Chief Financial Officer
                                     and Secretary
                                     Principal Financial
Officer

                                     (Duly Authorized
Officer)









                               -13-
EXHIBIT INDEX



SEQ. PAGE
EXHIBIT #                     DESCRIPTION
NO.

   11              Computation of Earnings per Share
15

   27              Financial Data Schedule
16-17











                               -14-