Form 10-K
period 1994-12-31
FOOD LION INC
filed 1995-03-28
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994. Commission File No. 0-6080

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the price of such stock at the close of business on March 23, 1995 was $688,387,075.
For purposes of this report and as used herein, the term "non-affiliate" includes all shareholders of the Registrant other than Directors, executive officers, and other senior management of the Registrant and persons holding more than five per cent of the outstanding voting stock of the Registrant.



     Outstanding shares of common stock of the Registrant as of March 23, 1995.
                  Class A Common Stock - 244,141,726
                  Class B Common Stock - 239,571,114

     Exhibit index is located on sequential page 17 hereof.


                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form
10-K:

1. Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference in Part II hereof.


2. Proxy Statement for the 1995 Annual Meeting of Shareholders of the Company to be held on May 4, 1995, are incorporated by reference in
    Part III hereof.



                                PART I
Item 1.  Business.

     Food Lion, Inc. (the "Company") engages in one line of business, the operation of retail food supermarkets principally in the southeastern United States. The Company was incorporated in North Carolina in 1957 and maintains its corporate headquarters in Salisbury, North Carolina.

      The Company's stores, which are operated under the name of "Food Lion", sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food, deli/bakery and non-food items such as tobacco, health and beauty aids and other household and personal products. The Company offers nationally and regionally advertised brand name merchandise as well as products manufactured and packaged for the Company under the private label of "Food Lion". The Company offers over 20,000 Stock Keeping Units (SKU's) in its prototype 35,000 square foot model.

     The products sold by the Company are purchased through a centralized buying department at the Company's headquarters. The centralization of the buying function allows the management of the Company to establish long-term relationships with many vendors providing various alternatives for sources of product supply.

     Food Lion currently operates deli-bakery departments in approximately 55% of its stores. Deli-bakeries are included in approximately 90% of new store openings. Deli-bakeries are added to existing stores after research indicates a customer demand for such products.






                                 -2-
     The business in which the Company is engaged is highly competitive and characterized by low profit margins. The Company competes with national, regional and local supermarket chains, discount food stores, single unit stores, convenience stores and warehouse clubs. The Company will continue to develop and evaluate new retailing strategies that will challenge competitors. Seasonal changes have no material effect on the operation of the Company's supermarkets.

     Since 1968, the Company has followed a policy of selling merchandise at low item prices in order to increase volume without a proportionate increase in fixed and operating expenses. Trading stamps are not offered in any of the Company's supermarkets.

     As of December 31, 1994, 1,039 supermarkets were in operation, of which 364 were located in North Carolina, 97 in South Carolina, 222 in Virginia, 70 in Tennessee, 52 in Georgia, 106 in Florida, 24 in Maryland, 7 in Delaware, 15 in West Virginia, 13 in Kentucky, 7 in Pennsylvania, 49 in Texas, 8 in Oklahoma and 5 in Louisiana. As of March 23, 1995, the Company had opened three supermarkets since December 31, 1994, closed one supermarket and had signed leases for ten supermarkets which are expected to open in either 1995 or 1996.

     Warehousing and distribution facilities, including a truck fleet, are owned and operated by the Company and are located in Salisbury and Dunn, North Carolina; Petersburg, Virginia; Elloree, South Carolina; Green Cove Springs and Plant City, Florida; Clinton, Tennessee; Greencastle, Pennsylvania and Roanoke, Texas.

     As of December 31, 1994, the Company employed 29,352 full-time and 35,488 part-time employees.

The following table shows the number of stores opened and closed and the number of stores opened at the end of the year for the past three years.


            # Stores      # Stores    # Stores Opened
             Opened        Closed         Year-end

1994            30            87             1,039
1993           100            16             1,096
1992           140             9             1,012


Item 2.  Properties.

     Supermarkets operated by the Company in the southeastern United States average 26,500 square feet in size. The Company's current prototype retail format is a 35,000 square foot model with a deli-bakery department. All of the Company's supermarkets are self-service, cash and carry stores which have off-street parking facilities. With the exception of 101 supermarkets which it owns, the Company occupies its various supermarket premises under lease agreements providing for initial terms of up to 25 years, with options generally ranging from ten to twenty years. All supermarkets are located in modern, air-conditioned facilities.



                                 -3-
     The table below sets forth information with respect to the expiration of leases on supermarkets and surrounding land in operation by the Company on December 31, 1994.


  Year of       Number of Leases       Year of   Number of Leases
Expiration*       which expire       Expiration*   which expire

  1995                 1               2022             9
  1997                 1               2023            22
  1998                 1               2024            16
  1999                 2               2025            28
  2001                 2               2026            60
  2004                 3               2027            92
  2005                 1               2028            98
  2006                 2               2029           109
  2007                 4               2030           128
  2008                 4               2031            72
  2009                 3               2032            72
  2010                 2               2033            66
  2012                 3               2034            37
  2013                 4               2035             6
  2014                 3               2036             6
  2015                 1               2037            21
  2016                 3               2038            24
  2017                 6               2039             3
  2018                 5               2043             2
  2019                 5               2045             1
  2020                 5               2047             1
  2021                 7               2051             1

*NOTE:  Year of expiration includes renewal terms.


The following table identifies the location and square footage of distribution centers and office space owned by the Company as of December 31, 1994.

                                  Location of
                                   Property               Square Footage

  Distribution Center #1         Salisbury, NC                 1,630,233
  Distribution Center #2         Petersburg, VA                1,124,718
  Distribution Center #3         Elloree, SC                   1,093,252
  Distribution Center #4         Dunn, NC                      1,224,652
  Distribution Center #5         Green Cove Springs, FL          832,109
  Distribution Center #6         Clinton, TN                     825,967
  Distribution Center #7         Greencastle, PA               1,236,124
  Distribution Center #8         Plant City, FL                  758,549
  Distribution Center #9         Roanoke, TX                   1,254,169
  Corporate Headquarters         Salisbury, NC                   262,672
                                                              10,242,445


                                 -4-
Item 3.  Legal Proceedings.

Longman et al. v, Food Lion, Inc. and Tom E. Smith, 4:92 CV 696 (M.D.N.C.) (complaint filed November 12, 1992, and amended January 23, 1993) ("Longman"); and Feinman et al. v. Food Lion, Inc. and Tom E. Smith, 4:92 CV 705 (M.D.N.C.) (complaint filed November 13,
1992) ("Feinman").

The Longman and Feinman actions assert claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and Rule 10b-5 for "securities fraud" and claims of common law fraud and negligent misrepresentation, and purport to be class actions on behalf of purchasers of Food Lion stock during certain
"class periods."   These actions seek damages for such purported
class members in presently unknown amounts, Plaintiffs' attorneys' fees and costs, punitive damages, prejudgment interest and certain other relief. In the Longman and Feinman actions, Tom E. Smith is also a defendant. The Longman and Feinman actions have been consolidated for discovery and trial purposes. On October 17, 1994, the district court entered an order granting class certification motions in these actions and certifying a single class composed of those persons who purchased common stock of the Company from May 7, 1990 through November 5, 1992 and were damaged thereby. Merits discovery has begun in both of the actions.
Based on currently available information, the Company believes that any resulting liability will not have a material adverse effect on the financial condition or results of operations of the Company.

In re Food Lion, Inc., Fair Labor Standards Act "Effective Scheduling" Litigation, MDL Docket No. 929, pursuant to which a number of actions against the Company were transferred by the Multi-District Litigation Panel to the United States District Court for the Eastern District of North Carolina for consolidated pre-trial proceedings (the "Multi-District Action"). Those pretrial proceedings are complete, and a number of the original actions were dismissed. Appeals to the United States Court of Appeals for the Fourth Circuit by the approximately 120 claimants dismissed from the North Carolina actions are now pending. The time for appeal has not yet run with respect to the other dismissed claims. The cases that were not dismissed have been remanded to their transferor districts for trial. The remaining cases involve the claims of approximately 357 plaintiffs in Florida, North Carolina and South Carolina who seek payment under the Fair Labor Standards Act for alleged uncompensated overtime hours, liquidated damages, additional contributions to the Company's profit sharing plan, costs and attorneys' fees. The Company will vigorously defend each of the Actions that remain pending. The parties are currently discussing the potential for employing alternate dispute resolution procedures to resolve the remaining North Carolina and South Carolina claims. Based on currently available information, the Company believes that any resulting liability will not have a material adverse effect on the financial condition or results of operations of the Company.

Sutton, et al. v. Food Lion, Inc., Civil Action No. 3:94CV322 (E.D. Va.). On May 19, 1994, thirteen plaintiffs filed a lawsuit against Food Lion in the United States District Court for the Eastern District of Virginia, alleging employment discrimination in violation of Title VII of the Civil Rights Act of 1964, as amended, and 42 U.S.C. 1981, as amended. The complaint alleged a pattern and practice of discrimination in hiring, promotions, discipline, discharge, allocation


                                -5-
of hours, awarding full-time status, and wages. The complaint sought certification of a class defined as all past and present black employees of Food Lion and all black applicants for employment at Food Lion. The complaint also sought broad injunctive relief, monetary damages including compensatory and punitive damages, attorneys' fees and expenses.

Food Lion opposed plaintiffs' efforts to have the case certified as a class action. On September 7, 1994, the Court denied plaintiffs' motion for class certification and set the thirteen individual claims for trial. After the Court's denial of class certification, several of the individual plaintiffs' claims were dismissed by the Court either as the result of motions filed by Food Lion or through the acceptance of offers of judgment or voluntary settlement offers. After a two-day bench trial, the Court, in a January 20, 1995 order, dismissed the claims of the two remaining plaintiffs and entered final judgment in favor of Food Lion. One of the two plaintiffs appealed the District Court's order to the United States court of Appeals for the Fourth Circuit, and that appeal is pending. Based on currently available information, the Company believes that any resulting liability will not have a material adverse effect on the financial condition or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

This item is not applicable.

                               PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

     The information pertaining to the Class A and Class B Common Stock price range, dividends and record holders discussed beneath the headings "Market Price of Common Stock" and "Dividends Declared Per Share of Common Stock" in the Annual Report to Shareholders for the year ended December 31, 1994, is hereby incorporated by reference.


Item 6.  Selected Financial Data.

     The information set forth beneath the heading "Five Year
Summary of Operations" in the Annual Report to Shareholders for the year ended December 31, 1994, is hereby incorporated by reference.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The information set forth beneath the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the year ended December 31, 1994, is hereby incorporated by reference.





                                -6-
Item 8.  Financial Statements and Supplementary Data.

     The financial statements, including the accompanying notes and results by quarter, set forth beneath the headings "Statements of Income", "Balance Sheets", "Statements of Cash Flows", "Statements of Shareholders' Equity", "Notes to Financial Statements" and "Results by Quarter" in the Annual Report to Shareholders for the year ended December 31, 1994, are hereby incorporated by reference.


Item 9.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure.

     This item is not applicable.


                               PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information pertaining to nominees for election as directors and the Company's executive officers set forth beneath the heading "Election of Directors" and in the description of employment agreements beneath the heading "Employment Plans and Agreements" in the Proxy Statement for the 1995 Annual Meeting of Shareholders to be held May 4, 1995, is hereby incorporated by reference.


Item 11.  Executive Compensation.

     The information pertaining to executive compensation set forth beneath the heading "Report of the Senior Management Compensation Committee, Stock Option Committee and Board of Directors" in the Proxy Statement for the 1995 Annual Meeting of Shareholders to be held on May 4, 1995, is hereby incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     The information pertaining to security ownership of certain beneficial owners and management set forth beneath the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 1995 Annual Meeting of Shareholders to be held on May 4, 1995, is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions.

     The information relating to certain relationships and related transactions set forth beneath the headings "Employment Plans and Agreements - Low Interest Loan Plan" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement for the 1995 Annual Meeting of Shareholders to be held May 4, 1995, is hereby incorporated by reference.

                                 -7-
                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

     (a) The following documents are filed as part of this report:

          1.  Financial Statements:

              The following financial statements are incorporated by reference in Item 8 hereof from the Annual Report to Shareholders for the year ended December 31, 1994:

                                                   ANNUAL REPORT
                                                      PAGE NO.
              Statements of Income for the years
              ended December 31, 1994, January 1,
              1994 and January 2, 1993                       11

              Balance Sheets, as of December 31,
              1994 and January 1, 1994                       12

              Statements of Cash Flows for the
              years ended December 31, 1994,
              January 1, 1994 and January 2, 1993            13

              Statements of Shareholders' Equity
              for the years ended December 31, 1994,
              January 1, 1994 and January 2, 1993            14

              Notes to Financial Statements               15-19

              Results by Quarter (unaudited)                 20

                                                         10-K
                                                       PAGE NO.
          2.  Financial Statement Schedules:

              Report of Independent Accountants              15


            II.  Valuation and Qualifying Accounts           16








                                 -8-
     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     With the exception of the financial statements listed in the above index, the information referred to in Items 5, 6, 7 and the supplementary quarterly financial information referred to in Item 8, all of which is included in the 1994 Annual Report to
Shareholders of   Food Lion, Inc. and incorporated by reference
into this Form 10-K Annual Report, the 1994 Annual Report to Shareholders is not to be deemed "filed" as part of this report.


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

         10(b)    Form of Deferred Compensation Agreement
                  (incorporated by reference to Exhibit 19(b) of
                  the Company's report on Form 8-K dated October 27,
                  1986)

         10(c) Form of Salary Continuation Agreement (incorporated by reference to Exhibit 19(c) of the Company's report on Form 8-K dated October 27, 1986)

                                 -9-
         10(d) 1994 Shareholders' Agreement dated as of the 15th day of September 1994 among Etablissements Delhaize Freres et Cie "Le Lion" S.A., Delhaize The Lion America, Inc., and the Company (incorporated by reference to Exhibit 10 of the Company's Report on Form 8-K dated October 7, 1994)

         10(e) Proxy Agreement dated January 4, 1991 between Etablissements Delhaize Freres et Cie "Le Lion" S.A. and Delhaize the Lion, America, Inc. (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K dated March 25, 1991)

         10(f) Annual Incentive Bonus Plan (incorporated by reference to Exhibit 19(a) of the Company's
                  Annual Report on Form 10-K dated March 30, 1983)

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



                                     -10-
         10(m)    Split Dollar Life Insurance Agreement between the
                  Company and Tom E. Smith (incorporated by
                  reference to Exhibit 10(o) of the Company's
                  Annual Report on Form 10-K dated April 1, 1987)

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

         10(q)    $350,000,000 Revolving Credit Facility dated November
                  17, 1994, among the Company, and various banks and
                  Wachovia Bank of Georgia, N.A. and Nations Bank
                  of North Carolina, N.A. as Co-Agents and Wachovia
                  Bank of Georgia, N.A. as Administrative Agent        20-142

         10(r) License Agreement between the Company and Etablissements Delhaize Freres Et Cie "Le Lion" S.A. dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company's Annual Report on Form 10-K dated March 31, 1994)

         11       Computation of Earnings Per Share                   143

         13       Annual Report to Shareholders for the year
                  ended December 31, 1994                             144-169






                                 -11-
         23       Consent of Independent Accountants                  170

         27       Financial Data Schedule                             171-172

         99       Undertaking of the Company to file exhibits
                  pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K  173


 (b)     Reports on Form 8-K:

         The Company filed a report on Form 8-K October 7, 1994 listing a) a new director and b) a new shareholders agreement.







                                 -12-
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

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

Date:                           By    Tom E. Smith
                                       Tom E. Smith
                                       President, Chief Executive
                                       Officer, Principal
                                       Executive Officer and Director

Date:                           By    Pierre-Olivier Beckers
                                       Pierre-Olivier Beckers
                                       Director

Date:                           By    Dan A. Boone
                                       Dan A. Boone
                                       Vice President of Finance,
                                       Chief Financial Officer
                                       Secretary, Principal
                                       Financial Officer

Date:                           By    Dr. Jacqueline K. Collamore
                                       Dr. Jacqueline K. Collamore
                                       Director

Date:                           By    Charles de Cooman d'Herlinckhove
                                       Charles de Cooman d'Herlinckhove
                                       Director

Date:                           By    William G. Ferguson
                                       William G. Ferguson
                                       Director

Date:                           By    Dr. Bernard Franklin
                                       Dr. Bernard Franklin
                                       Director






                                 -13-
Date:                           By    Carol Herndon
                                       Carol Herndon
                                       Corporate Controller and
                                       Director of Accounting

Date:                           By    Margaret H. Kluttz
                                       Margaret H. Kluttz
                                       Director

Date:                           By    Jacques LeClercq
                                       Jacques LeClercq
                                       Director

Date:                           By    Gui de Vaucleroy
                                       Gui de Vaucleroy
                                       Director

Date:                           By    John P. Watkins
                                       John P. Watkins
                                       Director






                                 -14-


                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Food Lion, Inc.:

     We have audited the financial statements of Food Lion, Inc. as of December 31, 1994 and January 1, 1994, and for each of the three fiscal years in the period ended December 31, 1994, which financial statements are included on pages 11 through 19 of the 1994 Annual Report to Shareholders of Food Lion, Inc. and incorporated by reference herein. We have also audited the financial statement schedule listed in the index on page 8 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food Lion, Inc. as of December 31, 1994 and January 1, 1994, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Charlotte, North Carolina
February 8, 1995
                                               COOPERS & LYBRAND, L.L.P.













                                  -15-

                                             SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS


Column A                                  Column B                  Column C                     Column D      Column E


                                         Balance at         (1)     Additions   (2)
                                         Beginning      Charged to        Charges to other      Deductions-    Balance at end
Description                              of Period      Cost & Expenses   accounts-describe     describe       of period

1994
Furniture, Fixtures &                  $ 24,177,600  A                                          ( 3,162,738)  $21,014,862
Equipment

Leasehold improvements                    1,417,007  A                                          ( 1,009,421)      407,586

Buildings                                61,500,004  A                                          ( 2,718,225)   58,781,779

Other liabilities                        55,100,000  A                                          ( 5,066,424)   50,033,576

Accrued expenses                         28,305,389  A                                          (   995,215)   27,310,174
                                       $170,500,000     $                                       (12,952,023) $157,547,977


1993
Furniture, Fixtures &                                   $ 24,177,600                                          $24,177,600
Equipment

Leasehold improvements                                     1,417,007                                            1,417,007

Buildings                                                 61,500,004                                           61,500,004

Other liabilities                                         55,100,000                                           55,100,000

Accrued expenses                                          28,305,389                                           28,305,389
                                       $                $170,500,000                                         $170,500,000







(A) Represents provisions against the assets of stores closed in 1994 to reflect the estimated realizable value, the present value of remaining rent payments on leased stores and other costs associated with the store closings such as legal expenses and relocation expenses.








                                -16-

                            EXHIBIT INDEX
                                  to
                    ANNUAL REPORT ON FORM 10-K of
                           Food Lion, Inc.
                   For Year Ended December 31, 1994

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

    10(a) Low Interest Loan Plan (incorporated by reference to Exhibit 19(a) of the Company's report on Form 8-K dated October 27,
             1986)

    10(b) Form of Deferred Compensation Agreement (incorporated by reference to Exhibit 19(b) of the Company's report on Form 8-K dated October 27, 1986)

    10(c) Form of Salary Continuation Agreement (incorporated by reference to Exhibit 19(c) of the Company's report on Form 8-K dated October 27, 1986)

    10(d) 1994 Shareholders' Agreement dated as of the 15th day of September 1994 among Etablissements Delhaize Freres et Cie "Le Lion" S.A., Delhaize The Lion America, Inc., and the Company (incorporated by reference to Exhibit 10 of the Company's Report on Form 8-K dated October 7, 1994)



                                 -1-
    10(e)    Proxy Agreement dated January 4, 1991 between
             Etablissements Delhaize Freres et Cie "Le Lion"
             S.A. and Delhaize the Lion America, Inc. (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on form 10-K dated March 25, 1991)

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

    10(n) Split Dollar Life Insurance Agreement between the Company and Tom E. Smith issued May 25, 1988 (incorporated by reference to Exhibit 10(w) of the Company's Annual report on Form 10-K dated March 20, 1989)


                                 -2-
    10(o) Letter Agreement dated May 10, 1990 between the Company and Ralph W. Ketner (incorporated by reference to Exhibit 10(q) of the Company's Annual Report on Form 10-K dated March 25, 1991)

    10(p) U.S. Distribution Agreement dated August 20, 1991 between the Company and Goldman, Sachs & Co and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount to the Company's Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company's Annual Report on Form 10-K dated March 24, 1992)

    10(q)    $350,000,000 Revolving Credit Facility dated November
             17, 1994, among the Company, and various banks and Wachovia Bank of Georgia, N.A. and Nations Bank of North Carolina, N.A. as Co-Agents and Wachovia Bank of Georgia, N.A. as Administrative Agent

    10(r) License Agreement between the Company and Etablissements Delhaize Freres Et Cie "Le Lion" S.A. dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company's Annual Report on Form 10-K dated March 31, 1994)

     11      Computation of Earnings Per Share

     13      Annual Report to Shareholders for the year ended
             December 31, 1994
     23      Consent of Independent Accountants

     27      Financial Data Schedule

     99 Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K

(b)   Reports on Form 8-K:

             The Company filed a report on Form 8-K October 7, 1994 listing a) a new director and b) a new shareholders agreement.













                                 -3-