Form 10-Q
period 1995-03-25
FOOD LION INC
filed 1995-05-01
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                             FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 25, 1995

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

Outstanding shares of common stock of the Registrant as of April
28, 1995.

       Class A Common Stock  244,141,796
       Class B Common Stock  239,571,114

                        Page 1 of 25

             The Exhibit index is located on page 12.

                          FOOD LION, INC.
                        INDEX TO FORM 10-Q
                          MARCH 25, 1995
                                                            PAGE
                                                           NUMBER


Part I.    FINANCIAL INFORMATION

     Item 1. Financial Statements

             Statements of Income for the 12 weeks
             ended March 25, 1995 and March 26, 1994           3

             Balance sheets as of March 25, 1995,
             December 31, 1994 and March 26, 1994              4

             Statements of Cash Flows for the 12 weeks
             ended March 25, 1995 and March 26, 1994           5

             Notes to Financial Statements                     6
     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations   7-9

Part II.   OTHER INFORMATION

     Item 1. Legal Proceedings                                10

     Item 2. Changes in Securities                            10

     Item 3. Defaults Upon Senior Securities                  10
     Item 4. Submission of Matters to a Vote of Security
             Holders                                          10

     Item 5. Other Information                                10

     Item 6. Exhibits and Reports on Form 8-K                 11

     Signatures                                               11

     Exhibit Index                                            12




                               -2-

                                 PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                         FOOD LION, INC.

                                       STATEMENTS OF INCOME
                                           (Unaudited)
                      For the 12 Weeks ended March 25, 1995 and March 26, 1994
                           (Dollars in thousands except per share data)

                                      March 25, 1995    March 26, 1994               12 WEEKS
                                            (A)               (B)                  (A)       (B)
                                                                                    %         %
Net sales                                $1,866,262       $1,804,022             100.00    100.00

Cost of goods sold                        1,483,189        1,440,812              79.47     79.87
Gross profit                                383,073          363,210              20.53     20.13
Selling and administrative expenses         268,833          257,523              14.40     14.28
Interest expense                             18,874           20,552               1.01      1.14
Depreciation                                 33,110           33,644               1.78      1.86
                                            320,817          311,719              17.19     17.28
Income before income taxes                   62,256           51,491               3.34      2.85
Provision for income taxes                   24,591           20,335               1.32      1.12
Net income                               $   37,665       $   31,156               2.02      1.73

Earnings per share                       $      .08       $      .06
Dividends per share                      $      .02       $      .02

Weighted average number
of shares outstanding

Class A                                 244,141,614      244,135,749
Class B                                 239,571,114      239,571,114
Total                                   483,712,728      483,706,863

                                             -3-

                                              PART I. FINANCIAL INFORMATION

                                                 FOOD LION, INC.
                                                  BALANCE SHEETS
                                              (Dollars in thousands)
                                                   (Unaudited)

                                                    March 25, 1995     December 31, 1994     March 26, 1994
Assets
Current assets:
 Cash and cash equivalents                          $  152,062            $   66,869         $  156,584
 Receivables                                           123,761               140,628             93,970
 Inventories                                           821,967               855,712            831,014
 Prepaid expenses and other                             72,008                67,905             54,148
    Total current assets                             1,169,798             1,131,114          1,135,716

Property, at cost, less accumulated
  depreciation                                       1,361,325             1,356,673          1,335,790
                     Total assets                   $2,531,123            $2,487,787         $2,471,506

Liabilities and Shareholders' Equity
Current Liabilities:
 Notes payable                                                            $   20,000
 Accounts payable, trade                            $  324,986               344,595         $  325,861
 Accrued expenses                                      345,410               298,024            214,334
 Long-term debt - current                                 --                      25                152
 Capital lease obligations - current                     9,351                 9,122              7,040
 Other liabilities - current                             3,310                 3,293              3,379
 Income taxes payable                                   26,295                22,169             29,193
    Total current liabilities                          709,352               697,228            579,959

Long-term debt                                         355,300               355,300            569,325
Capital lease obligations                              308,541               304,963            288,854
Deferred income taxes                                   46,190                46,190             36,587
Deferred compensation                                      667                   668                562
Other liabilities                                       57,666                56,085             58,009
           Total liabilities                         1,477,716             1,460,434          1,533,296
Shareholders' Equity:
  Class A non-voting common stock, $.50 par
     value                                             122,071               122,071            122,068
  Class B voting common stock, $.50 par value          119,786               119,786            119,786
  Additional capital                                       337                   337                309
  Retained earnings                                    811,213               785,159            696,047
           Total shareholders' equity                1,053,407             1,027,353            938,210
           Total liabilities and
                      shareholders' equity          $2,531,123            $2,487,787         $2,471,506

                                                      -4-
                              FOOD LION, INC.

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)
           For the 12 Weeks ended March 25, 1995 and March 26, 1994
                           (Dollars in thousands)

                                                           12 Weeks
                                             March 25, 1995  March 26, 1994

Cash flows from operating activities
 Net income                                         $ 37,665        $ 31,156

 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                      33,110          33,644
    Loss(Gain) on disposals of property                  309       (     142)
    Changes in operating assets and liabilities:
     Receivables                                      16,867          15,982
     Inventories                                      33,745          98,124
     Prepaid expenses and other                    (   4,103)            168
     Accounts payable and accrued expenses            27,777       (  49,223)
     Income taxes payable                              4,126          19,086
     Deferred compensation                         (       1)      (       9)
     Other liabilities                                 1,598       (   1,301)
              Total adjustments                      113,428         116,329

      Net cash provided by operating activities      151,093         147,485

Cash flows from investing activities
  Proceeds from disposal of property                     433             823
  Capital expenditures                             (  32,358)      (  15,510)
          Net cash used in investing activities    (  31,925)      (  14,687)

Cash flows from financing activities
 Net payments under short-term borrowings          (  20,000)      (  10,007)
 Principal payments under capital lease obligations(   2,339)      (   1,717)
 Principal payments on long-term debt              (      25)      (      56)
 Proceeds from issuance of common stock                 ---               22
 Dividends paid                                    (  11,611)      (  10,522)
         Net cash used in financing activities     (  33,975)      (  22,280)

Net increase in cash and cash
 equivalents                                          85,193         110,518

Cash and cash equivalents at beginning
of period                                             66,869          46,066

Cash and cash equivalents at end of period          $152,062        $156,584


                                      -5-
    Notes to Financial Statements (Dollars in thousands)

    1)   Basis of Presentation:

     The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Annual Report on Form 10-K of Food Lion, Inc. (the "Company"). Accordingly, the reader of this Form 10-Q should refer to the Company's Form 10-K for the year ended December 31, 1994 for further information.

     The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the financial information includes all adjustments consisting of normal recurring accruals necessary for a fair presentation of interim results.

2)   Supplemental Disclosure of Cash Flow Information:

     Cash paid during the period for:

                                  March 25, 1995    March 26, 1994

     Interest (net of amounts         $16,376            $13,374
     capitalized)*
     Income taxes                      20,576              1,296

     *Interest capitalized                436                227

     Capital lease obligations for stores of $6,571 and $5,282 were incurred in the first quarter of 1995 and 1994, respectively. Capital lease retirements of $425 and $16,320 were recorded in the first quarter of 1995 and 1994, respectively.

     The Company acquired new equipment totaling $0 and $449 which were financed with capital leases in the first quarter of 1995 and 1994, respectively.

     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.


                                -6-
Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

RESULTS OF OPERATIONS   (12 weeks ended March 25, 1995 compared to
12 weeks ended March 26, 1994)

Net sales increased 3.5% for the 12 weeks ended March 25, 1995 compared with the same period last year. Same store sales increased 4.3% for first quarter.

The 1995 business plan includes opening 50 new stores (15 of these openings will replace older Food Lion locations) and renovating 120 existing stores, which includes adding deli/bakeries and additional square footage to most of these stores. During the 12 weeks ended March 25, 1995, the Company opened three new stores and renovated ten existing stores, adding approximately 100,000 square feet of retail space.

Gross Profit was 20.53% of sales for the first quarter compared with 20.13% for last year. The improvement over last year was primarily due to increases in the meat, perishable, grocery and deli departments resulting from an increase in the number of items purchased by customers in each department as well as changes in the sales mix within certain departments. During the last several quarters, the Company has altered its sales mix, particularly within the meat, perishable and deli departments, to accommodate better product selection and higher quality products. These increases to gross profit were offset by an increased LIFO charge of 0.22% of sales this year compared with 0.13% of sales last year. The Company expects to continue to record gross margins consistent with those reported over the past three quarters.

For the first quarter, selling and administrative expenses increased by 0.12% of sales. Primary contributors to the increase were consulting expenses, advertising expense, increased workers' compensation provisions and supply costs. Offsetting these increases were decreases in store salaries, store utilities, and other operating expenses. Although the Company does expect some improvement in the selling, general and administrative expenses as a percent of sales in the remaining quarters of 1995, Food Lion will continue to incur expenses at a level higher than historical levels in an effort to support new customer initiatives the Company believes are helping to increase sales.





                                -7-
Interest expense was 1.01% of sales for first quarter this year compared to 1.14% of sales last year. The decrease in interest expense is due to the prepayment of the $214.0 million note agreement in the fourth quarter last year and increased capitalized interest. Partially offsetting these decreases were additional store capital leases and increased interest due to the amortization of rent obligations on the 1994 store closings.

Depreciation as a percent of sales was 1.78% and 1.86%, respectively for first quarter this year compared to last year.
The decrease of 0.08% of sales is due to the 1994 store closing program and fewer new store openings.

At year end of 1993, the Company established a pre-tax charge of $170.5 million (approximately $104 million after tax) to cover management's best estimate of the costs associated with closing 88 underperforming stores in 1994. During the first six months of 1994, the Company closed 84 of these stores (a decision was made in early 1994 to keep four stores open). At the end of 1994, the Company had charged $13.0 million against provision, primarily as a result of the payment of remaining rent obligations on leased stores and disposition of store inventory and property. The provision was further reduced by $4.6 million during the first quarter for the disposition of property and the payment of remaining rent obligations on leased stores. At this point, the Company has not further adjusted the realizable value of the properties. As efforts to dispose store properties continue, the Company will monitor and evaluate the provision to make necessary adjustments.

Liquidity and Capital Resources

Cash provided by operating activities totaled $151.1 million for the 12 weeks ended March 25, 1995 compared with $147.5 million for the same period last year. The increase is due primarily to increased profits and an increase in accounts payable and accrued expenses as a result of the funding of the Company's profit sharing plan contribution being made in the first quarter last year. This year, the plan contribution of $73.2 million will be funded during the second quarter. The above increases were offset by decreases in the reduction of inventories and income taxes payable.

Capital expenditures totaled $32.4 million for the 12 weeks ended March 25, 1995 compared with $15.5 million for the same period in 1994. The increase is due primarily to additional construction costs and equipment associated with the expansion of the Greencastle, Pennsylvania distribution center, increased costs for store



                                -8-
renovations/expansions and construction on company-owned stores. During the first quarter of 1995, the Company opened three new stores and remodeled and/or expanded ten existing stores.The Company plans to open 47 new stores in the remaining months of 1995 (15 of these openings will replace older Food Lion locations). The majority of these new stores will be opened under conventional leasing arrangements and, as a result, the impact on liquidity of owning stores will be insignificant. The Company also plans to renovate 110 existing stores in the remaining three quarters of 1995.

Significant cash capital expenditures currently estimated for the remainder of 1995 are as follows:

  Construction-renovations and new store openings    $49 million
  Equipment-renovations and new store openings       $39 million
  Distribution Center Expansion                      $ 8 million
  Land costs                                         $ 4 million

For the foreseeable future, the Company's cash capital expenditures will be financed through funds generated from operations and with existing bank and credit lines, along with other debt, if necessary.

The Company will consider the possibility of sale-leaseback transactions on certain free-standing, company-owned stores in the future if advantageous opportunities are presented by potential lessors.

The Company maintains the following bank and credit lines:

     $250 million commercial paper program of which no borrowings were outstanding during the first quarter or as of March 25, 1995 and March 26, 1994.

     A revolving credit facility with a syndicate of commercial banks providing $350 million in committed lines of credit. This facility will expire in November, 1999. There were no borrowings against these lines during the first quarter or as of March 25, 1995.

     Additional short-term lines of credit totaling $30.5 million. These lines of credit are available when needed. The Company is not required to maintain compensating balances and borrowings may occur periodically. The Company had no borrowings under these lines during the first quarter or as of March 25, 1995.



                                -9-
     Periodic short-term borrowings under informal credit arrangements, which are available to the Company at the discretion of the lender (see table below):


               Informal Credit Arrangements
                  (Dollars in millions)

                                                     1995     1994
Outstanding borrowings at end of first quarter     $    0       $0
Average borrowings                                    1.4      0.1
Maximum amount outstanding                           20.0     10.0
Daily weighted average interest rate                 6.04%    3.50%



Part II       OTHER INFORMATION

Item 1.       Legal Proceedings

The Company has had no significant developments related to legal matters since the Item 3 disclosure previously included in the Company's Form 10-K filed on March 28, 1995.


Item 2.       Change in Securities

              This item is not applicable.

Item 3.       Defaults Upon Senior Securities

              This item is not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

              This item is not applicable.

Item 5.       Other Information

              This item is not applicable.




                               -10-
Item 6.      Exhibits and Reports on Form 8-K

(a).  Exhibits
       3-By-laws of the Company
      11-Computation of Earnings per Share
      27-Financial Data Schedule

(b). The Company did not file a report on Form 8-K for the period ended March 25, 1995.


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


                                   FOOD LION, INC.
                                   Registrant


DATE                            BY:
                                     Dan A. Boone
                                     Vice President-Finance,
                                     Chief Financial Officer
                                       and Secretary
                                     Principal Financial Officer


                                     (Duly Authorized Officer)







                               -11-
EXHIBIT INDEX


                                                         SEQ. PAGE
EXHIBIT #                     DESCRIPTION                   NO.

    3              By-laws of the Company                   13-22

   11              Computation of Earnings per Share        23

   27              Financial Data Schedule                  24-25



                               -12-