Form 10-Q
period 1995-06-17
FOOD LION INC
filed 1995-07-27
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                             FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 17, 1995

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

Outstanding shares of common stock of the Registrant as of July
21, 1995.

       Class A Common Stock   242,652,926
       Class B Common Stock   239,042,114

                           Page 1 of 29

             The Exhibit index is located on page 15.
                          FOOD LION, INC.
                        INDEX TO FORM 10-Q
                           JUNE 17, 1995
                                                          PAGE
                                                           NUMBER


Part I.    FINANCIAL INFORMATION

     Item 1. Financial Statements

             Statements of Income for the 12 and 24 weeks
             ended June 17, 1995 and June 18, 1994             3-4

             Balance sheets as of June 17, 1995,
             December 31, 1994 and June 18, 1994                 5

             Statements of Cash Flows for the 24 weeks
             ended June 17, 1995 and June 18, 1994               6

             Notes to Financial Statements                       7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations    8-10

Part II.   OTHER INFORMATION

     Item 1. Legal Proceedings                                  11

     Item 2. Changes in Securities                              11

     Item 3. Defaults Upon Senior Securities                    11
     Item 4. Submission of Matters to a Vote of Security
             Holders                                         12-13

     Item 5. Other Information                                  13

     Item 6. Exhibits and Reports on Form 8-K                   13

     Signatures                                                 14

     Exhibit Index                                              15




                               -2-

                                 PART I. FINANCIAL INFORMATION
         Item 1.  Financial Statements
                                         FOOD LION, INC.

                                       STATEMENTS OF INCOME
                                           (Unaudited)
                      For the 12 Weeks ended June 17, 1995 and June 18, 1994
                           (Dollars in thousands except per share data)

                                      June 17, 1995    June 18, 1994               12 WEEKS
                                            (A)               (B)                  (A)       (B)
                                                                                    %         %
Net sales                                $1,895,208       $1,821,905             100.00    100.00

Cost of goods sold                        1,504,752        1,452,105              79.40     79.70
Gross profit                                390,456          369,800              20.60     20.30
Selling and administrative expenses         274,382          259,659              14.48     14.25
Interest expense                             18,691           21,116                .98      1.16
Depreciation                                 33,888           31,500               1.79      1.73
                                            326,961          312,275              17.25     17.14
Income before income taxes                   63,495           57,525               3.35      3.16
Provision for income taxes                   24,763           22,725               1.31      1.25
Net income                               $   38,732       $   34,800               2.04      1.91

Earnings per share                       $      .08       $      .07
Dividends per share                      $      .02       $      .02

Weighted average number
of shares outstanding

Class A                                 244,075,739      244,135,824
Class B                                 239,405,864      239,571,114
Total                                   483,481,603      483,706,938

                                             -3-

                                              PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                                     FOOD LION, INC.

                                                   STATEMENTS OF INCOME
                                                       (Unaudited)
                                  For the 24 Weeks ended June 17, 1995 and June 18, 1994
                                       (Dollars in thousands except per share data)

                                      June 17, 1995    June 18, 1994               24 WEEKS
                                            (C)              (D)                  (C)       (D)
                                                                                   %         %
Net sales                                $3,761,470       $3,625,927             100.00    100.00

Cost of goods sold                        2,987,941        2,892,917              79.44     79.78
Gross profit                                773,529          733,010              20.56     20.22
Selling and administrative expenses         543,215          517,182              14.44     14.26
Interest expense                             37,565           41,668               1.00      1.15
Depreciation                                 66,998           65,144               1.78      1.80
                                            647,778          623,994              17.22     17.21
Income before income taxes                  125,751          109,016               3.34      3.01
Provision for income taxes                   49,354           43,060               1.31      1.19
Net income                               $   76,397       $   65,956               2.03      1.82

Earnings per share                       $      .16       $      .14
Dividends per share                      $      .05       $      .04

Weighted average number
of shares outstanding

Class A                                 244,108,677      244,135,787
Class B                                 239,488,489      239,571,114
Total                                   483,597,166      483,706,901

                                                            -4-

                                                  FOOD LION, INC.
                                                  BALANCE SHEETS
                                              (Dollars in thousands)
                                                   (Unaudited)

                                                          June 17, 1995      December 31, 1994     June 18, 1994
Assets
Current assets:
 Cash and cash equivalents                               $  120,505            $   66,869         $  260,201
 Receivables                                                133,583               140,628             93,719
 Inventories                                                805,768               855,712            797,520
 Prepaid expenses and other                                  85,797                67,905             55,617
    Total current assets                                  1,145,653             1,131,114          1,207,057

Property, at cost, less accumulated depreciation          1,380,227             1,356,673          1,328,189
        Total assets                                     $2,525,880            $2,487,787         $2,535,246

Liabilities and Shareholders' Equity
Current Liabilities:
 Notes payable                                                                 $   20,000
 Accounts payable, trade                                 $  354,392               344,595         $  351,194
 Accrued expenses                                           304,307               298,024            244,643
 Long-term debt - current                                      --                      25                 97
 Capital lease obligations - current                         10,219                 9,122              7,435
 Other liabilities - current                                  3,368                 3,293              3,307
 Income taxes payable                                          --                  22,169              8,469
    Total current liabilities                               672,286               697,228            615,145

Long-term debt                                              355,300               355,300            569,300
Capital lease obligations                                   315,255               304,963            295,335
Deferred income taxes                                        46,190                46,190             36,587
Deferred compensation                                           661                   668                544
Other liabilities                                            60,416                56,085             55,847
    Total liabilities                                     1,450,108             1,460,434          1,572,758

Shareholders' Equity:
  Class A non-voting common stock, $.50 par value           122,073               122,071            122,068
  Class B voting common stock, $.50 par value               119,786               119,786            119,786
  Additional capital                                            354                   337                309
  Retained earnings                                         838,335               785,159            720,325
                                                          1,080,548             1,027,353            962,488
  Less treasury stock at cost;
  763,000 shares                                             4,776
     Total shareholders' equity                           1,075,772             1,027,353            962,488
        Total liabilities and shareholders' equity       $2,525,880            $2,487,787         $2,535,246

                                                      -5-
                              FOOD LION, INC.

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)
           For the 24 Weeks ended June 17, 1995 and June 18, 1994
                           (Dollars in thousands)

                                                           24 Weeks
                                             June 17, 1995   June 18, 1994

Cash flows from operating activities
 Net income                                         $ 76,397        $ 65,956

 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                      66,998          65,144
    Loss(Gain) on disposals of property                  221             153
    Changes in operating assets and liabilities:
     Receivables                                       7,045          16,233
     Inventories                                      49,944         131,618
     Prepaid expenses and other                    (  17,892)      (   1,301)
     Accounts payable and accrued expenses            16,080           6,419
     Income taxes payable                          (  22,169)         (1,638)
     Deferred compensation                         (       7)      (      27)
     Other liabilities                                 4,406       (   3,535)
              Total adjustments                      104,626         213,066

      Net cash provided by operating activities      181,023         279,022

Cash flows from investing activities
  Proceeds from disposal of property                   3,498           1,875
  Capital expenditures                             (  76,887)      (  32,042)
          Net cash used in investing activities    (  73,389)      (  30,167)

Cash flows from financing activities
 Net payments under short-term borrowings          (  20,000)      (  10,007)
 Principal payments under capital lease obligations(   5,995)      (   3,555)
 Principal payments on long-term debt              (      25)      (     136)
 Proceeds from issuance of common stock                   19              22
 Purchase of treasury stock                        (   4,776)
 Dividends paid                                    (  23,221)      (  21,044)
         Net cash used in financing activities     (  53,998)      (  34,720)

Net increase in cash and cash
 equivalents                                          53,636         214,135

Cash and cash equivalents at beginning
of period                                             66,869          46,066

Cash and cash equivalents at end of period          $120,505        $260,201



                                      -6-
    Notes to Financial Statements (Dollars in thousands)

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

2)   Supplemental Disclosure of Cash Flow Information:

     Cash paid during the period for:

                                    June 17, 1995     June 18,1994

     Interest (net of amounts         $37,282            $39,487
     capitalized)*
     Income taxes                      76,551             44,616

     *Interest capitalized              1,044                389

     Capital lease obligations for stores of $18,495 and $14,545 were incurred in the 24 week period of 1995 and 1994, respectively. Capital lease retirements of $1,111 and $16,869 were recorded in the 24 week period of 1995 and 1994, respectively.

     The Company considers all highly liquid investment instruments purchased with an original maturity of three monthsor less to be cash equivalents.





                                -7-
Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

RESULTS OF OPERATIONS   (12 and 24 weeks ended June 17, 1995
compared to 12 and 24 weeks ended June 18, 1994)

Net sales increased 4.0% and 3.7% for the quarter and year to date, respectively. Same store sales increased 2.4% for the quarter and 3.4% year to date.

As of the end of the second quarter, the Company opened eight stores and renovated 41 existing stores, adding approximately 355,000 square feet of retail space. The 1995 business plan includes opening 50 new stores (15 of these openings will replace older Food Lion locations) and renovating 120 existing stores, which includes adding deli/bakeries and additional selling space to most of these stores.

Gross profits increased 0.30% of sales for the quarter and 0.34% of sales year to date due to increases in the perishable, grocery and deli departments. The Company continues to experience improved gross profits in the perishable and deli departments where the sales mix has been altered to accommodate better selection and the higher quality products requested by customers. In addition, the number of stores with deli-bakery departments has increased 20.4% (625 stores this year compared to 519 stores last year), contributing to the increased deli-bakery department gross profit. The growth of Food Lion's private label program (now representing 12% of total sales) is positively impacting gross profits in the grocery department.

For the quarter and year to date, selling and administrative expenses increased 0.23% of sales and 0.18% of sales, respectively, due to increases in rent, salaries, supplies and benefits. Store rent increased for the quarter and year to date due to a provision accrued for 1995 store closings (older units to be replaced by new Food Lion locations, see above). Store supply costs were affected by the increasing cost of paper and plastic bags, and benefits increased due to rising medical costs.
Although the Company does expect some improvement in the selling, general and administrative expenses as a percent of sales in the remaining half of 1995, Food Lion will continue to incur expenses at a level higher than historical levels in an effort to support new customer initiatives the Company believes are helping to increase sales.

Interest expense decreased 0.18% of sales for the quarter and 0.15% of sales year to date. The decrease in interest expense is due to the prepayment of the senior note agreement totaling $214 million in the fourth quarter of 1994 and increased capitalized interest resulting


                                -8-
primarily from the expansion at the Greencastle, Pennsylvania distribution center. These decreases to interest expense were offset by additional capital leases for new stores.

Depreciation increased 0.06% of sales during the second quarter due to additional leasehold improvements resulting from renovations to existing stores and an increase in capital leases for new stores, offset by fewer new store openings. Year to date depreciation decreased 0.02% of sales due to fewer new store openings and the 1994 store closing program (84 underperforming stores were closed during the first two quarters of 1994), offset by increased depreciation on additional capital leases for new stores and additional leasehold improvements.

At year end of 1993, the Company established a pre-tax charge of $170.5 million (approximately $104 million after tax) to cover management's best estimate of the costs associated with closing 88 underperforming stores in 1994. During the first six months of 1994, the Company closed 84 of these stores (a decision was made in early 1994 to keep four stores open). As of the end of the second quarter 1995, the Company has charged $19.7 million against the provision (including $2.1 million during the second quarter), primarily as a result of the payment of remaining rent obligations on leased stores and disposition of store inventory and property. As of June 17, 1995, the Company had made no additional adjustments to the realizable value of the properties. As efforts to dispose store properties continue, the Company will monitor and evaluate the provision to make necessary adjustments. As previously disclosed, the Company is realizing the anticipated benefit of these store closings in the current year. These store closings have positively impacted pre-tax earnings by approximately $13 million through the second quarter.


Liquidity and Capital Resources

Cash provided by operating activities totaled $181.0 million for the 24 weeks ended June 17, 1995 compared with $279.0 million for the same period last year. This decrease is due primarily to the comparative levels of inventory and an increase in income taxes paid.

Capital expenditures totaled $76.9 million for the 24 weeks ended June 17, 1995 compared with $32.0 million for the same period in 1994. The increase is primarily due to additional construction costs and equipment associated with the expansion of the Greencastle, Pennsylvania distribution center, increased costs for store renovations/expansions and construction of company-owned stores. During the second quarter of 1995, the Company opened eight new stores

                                -9-
and renovated 41 existing stores. The Company plans to open 42 new stores in the remaining months of 1995 (15 of these openings will replace older Food Lion locations). The majority of these new stores will be opened under conventional leasing arrangements and, as a result, the impact on liquidity of owning stores will be insignificant. The Company also plans to renovate 79 existing stores in the remaining two quarters of 1995.

Significant cash capital expenditures currently estimated for the remainder of 1995 are as follows:

     Construction-renovations and new store openings $28 million Equipment-renovations and new store openings $18 million
     Distribution Center Expansion                     $ 2 million
     Land Costs                                        $ 4 million

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

The Company maintains the following bank and credit lines:

    $250 million commercial paper program under which no borrowings were outstanding during the second quarter or as of June 17, 1995 and June 18, 1994.

    A revolving credit facility with a syndicate of commercial banks providing $350 million in committed lines of credit. This facility will expire in November, 1999. There were no borrowings against these lines during the second quarter or as of June 17, 1995.

    Additional short-term lines of credit totaling $30.5 million. These lines of credit are available when needed. The Company is not required to maintain compensating balances and borrowings may occur periodically. The Company had no borrowings under these lines during the second quarter or as of June 17, 1995.

    Periodic short-term borrowings under informal credit arrangements, which are available to the Company at the discretion of the lender. As of June 17, 1995 and June 18, 1994, there were no outstanding borrowings under these informal credit arrangements.

                               -10-
Under the share repurchase program as of June 17, 1995, the Company had expended $4.8 million for the purchase of Class A and Class B shares, as part of the Company's program to repurchase up to $100 million worth of its shares. The Company purchased 234,000 shares of Class A stock at an average price of $6.24 per share, and 529,000 shares of Class B stock at an average price of $6.27 per share. Additional purchases may be made in the open market through April, 1996, as deemed in the best interest of shareholders.


Part II       OTHER INFORMATION

Item 1.       Legal Proceedings

In re Food Lion, Inc. Fair Labor Standards Act "Effective Scheduling" Litigation, MDL Docket No. 929, pursuant to which a number of actions against the Company were transferred by the Multi-District Litigation Panel to the United States District Court for the Eastern District of North Carolina for pretrial proceedings (the "Multi-District Action"). Those pretrial proceedings are complete and a number of the original claims were dismissed. Appeals to the United States Court of Appeals for the Fourth Circuit by approximately 69 claimants who were dismissed from the North Carolina actions are now pending. The cases that were not dismissed were remanded to their transferor districts for trial. The parties jointly moved to transfer the Ellis case to the Western District of North Carolina, where it became Civil Action No. 3:95-CV-212-McK. On May 5, 1995, the court entered an order confirming partial settlement in the Ledford and Ellis cases. Pursuant to that order, 132 of the 134 active North Carolina claims have been settled and the parties are in the process of submitting the claims of the plaintiffs on a confidential basis to a neutral valuator for the purpose of establishing a settlement value for each claim. The parties are currently engaged in alternative dispute resolution proceedings to resolve the 223 remaining claims in South Carolina and Florida. Based on currently available information, the Company believes that any resulting liability will not have a material adverse effect on the financial condition or results of operations of the Company.


Item 2.       Change in Securities

              This item is not applicable.


Item 3.       Defaults Upon Senior Securities

              This item is not applicable.

                               -11-
Item 4.       Submission of Matters to a Vote of Security Holders

(a).  The Company held its Annual Meeting of Shareholders on May
4,
      1995.

(b).  Not applicable.

(c).  Matters voted upon at the meeting:


Election of Directors
                                                              Broker
                                      For         Withheld    Non-Votes
Pierre Olivier Beckers            201,406,499    1,700,004    36,464,611
Dr. Jacqueline Kelly Collamore    201,394,353    1,712,150    36,464,611
William G. Ferguson               201,399,078    1,707,425    36,464,611
Dr. Bernard W. Franklin           201,360,745    1,745,758    36,464,611
E. Charles De Cooman
 D'Herlinckhove                   201,415,058    1,691,445    36,464,611
Gui De Vaucleroy                  201,419,000    1,687,503    36,464,611
Margaret Kluttz                   201,351,952    1,754,551    36,464,611
Tom E. Smith                      201,112,264    1,994,239    36,464,611
Philippe Stroobant                201,424,580    1,681,923    36,464,611
John P. Watkins                   201,415,889    1,690,614    36,464,611


Appointment of Independent Accountants

                                                             Broker
                         For           Against    Abstain    Non-Votes

Coopers & Lybrand     202,492,341      257,488    356,674    36,464,611


Amendment of Article 4. Section 6 of the Bylaws of the Company

                                                             Broker
                         For           Against    Abstain    Non-Votes

                      162,917,915    9,551,722    965,648    66,135,829





                               -12-
Shareholder proposal for two employees; one full-time salaried, one hourly salaried, should be added to the Board of Directors.

                                                             Broker
                         For           Against     Abstain   Non-Votes

                        7,446,049  164,845,162   1,118,684   66,161,219

(a). Not applicable.


Item 5.       Other Information

John P. Watkins resigned as Senior Vice President of Operations and Chief Operating Officer effective July 1, 1995 and was replaced by Joseph C. Hall. Mr. Watkins resigned from the Company's Board of Directors effective July 13, 1995. Mr. Hall was named to replace Mr. Watkins on the Board.

R. William McCanless was named Senior Vice President of
Administration effective July 6, 1995.


Item 6.      Exhibits and Reports on Form 8-K

(a).  Exhibits
       3-By-laws of the Company
      11-Computation of Earnings per Share
      27-Financial Data Schedule

(b).  The Company filed a report on Form 8-K pursuant to Item 5 and
      Item 7 on May 5, 1995 announcing a) a stock repurchase plan and
      b) press release.



                               -13-
                            SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   FOOD LION, INC.
                                   Registrant


DATE: JULY 27, 1995              BY: Carol M. Herndon
                                     Carol M. Herndon
                                     Corporate Controller
                                     Principal Accounting Officer








                               -14-
EXHIBIT INDEX


                                                         SEQ. PAGE
EXHIBIT #              DESCRIPTION                          NO.

    3              By-laws of the Company                  16-26

   11              Computation of Earnings per Share          27

   27              Financial Data Schedule                 28-29







                               -15-