Form 10-Q
period 1995-09-07
FOOD LION INC
filed 1995-10-19
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                             FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 9, 1995

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

Outstanding shares of common stock of the Registrant as of October
13, 1995.

       Class A Common Stock   240,577,659
       Class B Common Stock   238,442,114

                           Page 1 of 29

             The Exhibit index is located on page 14.
                          FOOD LION, INC.
                        INDEX TO FORM 10-Q
                         SEPTEMBER 9, 1995

                                                             PAGE

NUMBER

Part I.    FINANCIAL INFORMATION

     Item 1. Financial Statements

             Statements of Income for the 12 and 36
             weeks ended September 9, 1995 and September
             10, 1994                                            3-4

             Balance sheets as of September 9, 1995,
             December 31, 1994 and September 10, 1994            5

             Statements of Cash Flows for the 36 weeks
             ended September 9, 1995 and September 10, 1994      6

             Notes to Financial Statements                       7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations      8-11

Part II.   OTHER INFORMATION

     Item 1. Legal Proceedings                                  11

     Item 2. Changes in Securities                              11

     Item 3. Defaults Upon Senior Securities                    11

     Item 4. Submission of Matters to a Vote of Security
             Holders                                            12

     Item 5. Other Information                                  12

     Item 6. Exhibits and Reports on Form 8-K                   12

     Signatures                                                 13

     Exhibit Index                                              14



                               -2-

                                 PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                         FOOD LION, INC.

                                       STATEMENTS OF INCOME
                                           (Unaudited)
                   For the 12 Weeks ended September 9, 1995 and September 10, 1994
                           (Dollars in thousands except per share data)

                                    September 9, 1995   September 10, 1994         12 WEEKS
                                            (A)                 (B)               (A)       (B)
                                                                                    %         %
Net sales                                $1,913,982       $1,849,806             100.00    100.00

Cost of goods sold                        1,515,690        1,474,395              79.19     79.71
Gross profit                                398,292          375,411              20.81     20.29
Selling and administrative expenses         282,575          262,031              14.77(1)  14.16
Interest expense                             14,980           21,496               0.78(1)   1.16
Depreciation                                 33,519           31,465               1.75(1)   1.70
                                            331,074          314,992              17.30     17.02
Income before income taxes                   67,218           60,419               3.51      3.27
Provision for income taxes                   26,215           23,866               1.37      1.29
Net income                               $   41,003       $   36,553               2.14      1.98

Earnings per share                       $     0.09       $     0.08
Dividends per share                      $     0.02       $     0.02

Weighted average number
of shares outstanding

Class A                                 241,997,345      244,135,824
Class B                                 238,893,281      239,571,114
Total                                   480,890,626      483,706,938


(1) Includes a 0.21%, 0.14% and a 0.06% adjustment for Selling and Adm. Expenses, Interest Expense and Depreciation, respectively, to correct an accounting misclassification made in earlier periods of 1995. The 36 week data is correct as reported.

                                             -3-

                                 PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                         FOOD LION, INC.

                                       STATEMENTS OF INCOME
                                           (Unaudited)
                   For the 36 Weeks ended September 9, 1995 and September 10, 1994
                           (Dollars in thousands except per share data)

                                    September 9, 1995   September 10, 1994         36 WEEKS
                                            (C)                 (D)               (C)       (D)
                                                                                    %         %
Net sales                                $5,675,452       $5,475,732             100.00    100.00

Cost of goods sold                        4,503,631        4,367,311              79.35     79.76
Gross profit                              1,171,821        1,108,421              20.65     20.24
Selling and administrative expenses         825,790          779,213              14.55     14.23
Interest expense                             52,545           63,164               0.93      1.16
Depreciation                                100,517           96,609               1.77      1.76
                                            978,852          938,986              17.25     17.15
Income before income taxes                  192,969          169,435               3.40      3.09
Provision for income taxes                   75,569           66,926               1.33      1.22
Net income                               $  117,400       $  102,509               2.07      1.87

Earnings per share                       $     0.24       $     0.21
Dividends per share                      $     0.07       $     0.07

Weighted average number
of shares outstanding

Class A                                 243,404,900      244,135,799
Class B                                 239,290,086      239,571,114
Total                                   482,694,986      483,706,913

                                             -4-

                                                  FOOD LION, INC.
                                                  BALANCE SHEETS
                                              (Dollars in thousands)
                                                   (Unaudited)

                                                       September 9, 1995     December 31, 1994    September 10, 1994
Assets
Current assets:
 Cash and cash equivalents                               $  168,419            $   66,869        $   337,233
 Receivables                                                145,014               140,628            100,948
 Inventories                                                804,557               855,712            805,029
 Prepaid expenses and other                                  78,616                67,905             54,522
    Total current assets                                  1,196,606             1,131,114          1,297,732

Property, at cost, less accumulated depreciation          1,402,650             1,356,673          1,324,342
        Total assets                                     $2,599,256            $2,487,787         $2,622,074

Liabilities and Shareholders' Equity
Current Liabilities:
 Notes payable                                                 --              $   20,000               --
 Accounts payable, trade                                 $  353,652               344,595         $  343,465
 Accrued expenses                                           346,565               298,024            291,300
 Long-term debt - current                                      --                      25                 75
 Capital lease obligations - current                         10,505                 9,122              7,621
 Other liabilities - current                                  3,850                 3,293              3,411
 Income taxes payable                                        18,924                22,169             31,284
    Total current liabilities                               733,496               697,228            677,156

Long-term debt                                              355,300               355,300            569,300
Capital lease obligations                                   319,900               304,963            295,882
Deferred income taxes                                        46,190                46,190             36,587
Deferred compensation                                           644                   668                714
Other liabilities                                            59,271                56,085             54,448
    Total liabilities                                     1,514,801             1,460,434          1,634,087

Shareholders' Equity:
  Class A non-voting common stock, $.50 par value           122,073               122,071            122,068
  Class B voting common stock, $.50 par value               119,786               119,786            119,786
  Additional capital                                            360                   337                309
  Retained earnings                                         867,775               785,159            745,824
                                                          1,109,994             1,027,353            987,987
  Less treasury stock at cost;
  4,273,115 shares                                          25,539
     Total shareholders' equity                           1,084,455             1,027,353            987,987
        Total liabilities and shareholders' equity       $2,599,256            $2,487,787         $2,622,074

                                                      -5-
                              FOOD LION, INC.

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)
           For the 36 Weeks ended September 9, 1995 and September 10, 1994
                           (Dollars in thousands)

                                                           36 Weeks
                                          September 9, 1995  September 10, 1994

Cash flows from operating activities
 Net income                                         $117,400        $102,509

 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                     100,517          96,609
    Gain on disposals of property                  (     456)      (      81)
    Changes in operating assets and liabilities:
     Receivables                                   (   4,386)          9,004
     Inventories                                      51,155         124,109
     Prepaid expenses and other                    (  10,711)      (     206)
     Accounts payable and accrued expenses            57,598          45,347
     Income taxes payable                          (   3,245)         21,177
     Deferred compensation                         (      24)            143
     Other liabilities                                 3,743       (   4,830)
              Total adjustments                      194,191         291,272

      Net cash provided by operating activities      311,591         393,781

Cash flows from investing activities
  Proceeds from disposal of property                   4,386           2,330
  Capital expenditures                             ( 126,651)      (  57,217)
          Net cash used in investing activities    ( 122,265)      (  54,887)

Cash flows from financing activities
 Net payments under short-term borrowings          (  20,000)      (  10,007)
 Principal payments under capital lease obligations(   7,453)      (   5,486)
 Principal payments on long-term debt              (      25)      (     158)
 Proceeds from issuance of common stock                   25              22
 Purchase of treasury stock                        (  25,539)
 Dividends paid                                    (  34,784)      (  32,098)
         Net cash used in financing activities     (  87,776)      (  47,727)

Net increase in cash and cash
 equivalents                                         101,550         291,167

Cash and cash equivalents at beginning
of period                                             66,869          46,066

Cash and cash equivalents at end of period          $168,419        $337,233



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

2)   Supplemental Disclosure of Cash Flow Information:

     Cash paid during the period for:

                                 September 9, 1995  September 10,1994

     Interest (net of amounts         $49,489            $53,049
     capitalized)*
     Income taxes                      78,821             45,685

     *Interest capitalized              1,564                580

     Capital lease obligations for stores of $27,846 and $17,760 were incurred in the 36 week period of 1995 and 1994, respectively. Capital lease retirements of $4,173 and $17,420 were recorded in the 36 week period of 1995 and 1994, respectively.

     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.





                                -7-
Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

RESULTS OF OPERATIONS   (12 and 36 weeks ended September 9, 1995
compared to 12 and 36 weeks ended September 10, 1994)

Net sales increased 3.5% and 3.6% for the quarter and year to date, respectively. Same store sales increased 1.7% for the quarter and 2.8% year to date.

As of the end of the third quarter, the Company had opened 12 new stores and renovated 72 existing stores, adding approximately 1,400,000 square feet. The 1995 business plan includes opening 50 new stores (15 of these openings will replace older Food Lion locations) and renovating 120 existing stores, which includes adding deli/bakeries and additional selling space to most of these stores.

Gross profits increased 0.52% of sales for the quarter and 0.41% of sales year to date due to increases in the perishable, deli and grocery departments which continue to experience improved gross profits. The sales mix has been altered to accommodate better selection of products requested by customers. In addition, the number of stores with deli-bakery departments has increased 23.2% (654 stores this year compared to 531 stores last year), contributing to the increased deli-bakery department gross profit. The growth of Food Lion's private label program (representing 12% of total sales) is positively impacting gross profits in the grocery department.

For the quarter and year to date, selling and administrative expenses increased 0.40% of sales and 0.32% of sales, respectively, due to increases in rent, supplies and benefits.(1) As mentioned above, the Company continues to add deli-bakery departments to its operations (654 stores with deli-bakeries TY vs. 531 a year ago). Although the deli-bakery department commands a high gross margin, the operation of this department is costly as it includes additional expenses related to rent, supplies, salaries and maintenance. Store supply costs were affected by the increasing cost of paper and plastic bags, and benefits increased due to rising medical costs. Store rent increased year to date due to a provision accrued for 1995 store closings (older units to be replaced by new Food Lion locations, see above). The Company will continue to incur expenses at a level higher than historical levels in an effort to support new initiatives the Company believes are helping to increase sales.






                                -8-
Interest expense decreased 0.24% of sales for the quarter and 0.23% of sales year to date due to the prepayment of the senior note agreement totaling $214 million in the fourth quarter of 1994 and increased capitalized interest resulting from the expansion of the Greencastle, Pennsylvania distribution center.(1)

Depreciation increased 0.11% of sales for the quarter and 0.01% of sales year to date due to the additional leasehold improvements resulting from increased renovations to existing stores.(1)

At year end 1993, the Company established a pre-tax charge of $170.5 million (approximately $104 million after tax) to cover management's best estimate of the costs associated with closing 88 underperforming stores in 1994. During the first six months of 1994, the Company closed 84 of these stores (a decision was made in early 1994 to keep four stores open). As of the end of the third quarter 1995, the Company has charged $26.3 million against the provision (including
$6.6 million during the third quarter), primarily as a result of the payment of remaining rent obligations on leased stores, and the disposition of store inventory and property. As of September
9, 1995, the Company had made no additional adjustments to the realizable value of the properties. As efforts to dispose of store properties continue, the Company will monitor and evaluate the provision to make necessary adjustments. As previously disclosed, the Company is realizing the anticipated benefit of these store closings in the current year. These store closings have positively impacted pre-tax earnings by approximately $20 million through the third quarter.











(1) Excludes a 0.21%, 0.14%, and 0.06% of sales adjustment for selling and administrative expenses, interest expense, and depreciation, respectively, made in the third quarter of 1995 to adjust for the misclassification of certain leases as capital rather than operating in the first two quarters of 1995.
Including the third quarter adjustment, selling and administrative expenses increased 0.61%, interest expense decreased 0.38%, and depreciation increased 0.05%, as a percentage of sales, compared to the third quarter of 1994.



                                -9-
Liquidity and Capital Resources

Cash provided by operating activities totaled $311.6 million for the 36 weeks ended September 9, 1995 compared with $393.8 million for the same period last year. This decrease is due primarily to a change in the comparative levels of inventory TY compared to LY. Capital expenditures totaled $126.7 million for the 36 weeks ended
September 9, 1995 compared with $57.2 million for the same period in 1994. The increase is primarily due to additional construction costs and equipment associated with the expansion of the Greencastle, Pennsylvania distribution center, increased costs for store renovations/expansions and construction of company-owned stores.

During the third quarter of 1995, the Company opened four new stores and renovated 31 existing stores. The Company plans to open 38 new stores in the remaining months of 1995 (13 of these openings will replace older Food Lion locations). The majority of these stores will be opened under conventional leasing arrangements and, as a result, the impact on liquidity of owning stores will be insignificant. The Company also plans to renovate 48 existing stores in the remaining months of 1995.

Significant cash capital expenditures currently estimated for the remainder of 1995 are as follows:

     Construction-renovations and new store openings   $15 million
     Equipment-renovations and new store openings      $10 million

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

The Company maintains the following bank and credit lines:

    $250 million commercial paper program under which no borrowings were outstanding during the third quarter or as of September 9, 1995 and September 10, 1994.





                               -10-
    A revolving credit facility with a syndicate of commercial banks providing $350 million in committed lines of credit. This facility will expire in November, 1999. There were no borrowings against these lines during the third quarter or as of September 9, 1995.

    Additional short-term lines of credit totaling $30.5 million. These lines of credit are available when needed. The Company is not required to maintain compensating balances and borrowings may occur periodically. The Company had no borrowings under these lines during the third quarter or as of September 9, 1995.

    Periodic short-term borrowings under informal credit arrangements, which are available to the Company at the discretion of the lender. As of September 9, 1995 and September 10, 1994, there were no outstanding borrowings under these informal credit arrangements.

As of September 9, 1995, the Company had expended $25.5 million for the purchase of Class A and Class B shares, under its program to repurchase up to $100 million of the Company's outstanding shares. The Company purchased 3,159,115 shares of Class A stock at an average price of $5.91 per share, and 1,114,000 shares of Class B stock at an average price of $5.97 per share. Additional purchases may be made in the open market through April, 1996, as deemed in the best interest of shareholders.


Part II       OTHER INFORMATION

Item 1.       Legal Proceedings

The Company has had no significant developments related to legal matters since the Item 1. disclosure previously included in the Company's Form 10-Q filed on July 27, 1995.


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


Item 6.      Exhibits and Reports on Form 8-K

(a).  Exhibits
      10-Employee Severance Agreement
      11-Computation of Earnings per Share
      27-Financial Data Schedule

(b). The Company did not file a report on Form 8-K for the period ended September 9, 1995.




                               -12-
                            SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   FOOD LION, INC.
                                   Registrant


DATE: October 19, 1995           BY: Dan A. Boone
                                     Dan A. Boone
                                     Vice President-Finance
                                     Chief Financial Officer
                                     and Secretary
                                     Principal Financial Officer
                                     (Duly Authorized Officer)







                               -13-
EXHIBIT INDEX


                                                         SEQ. PAGE
EXHIBIT #              DESCRIPTION                          NO.

   10              Employee Severance Agreement             26

   11              Computation of Earnings per Share        27

   27              Financial Data Schedule                  28-29







                               -14-