Form 10-K405
period 1995-12-30
FOOD LION INC
filed 1996-03-27
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 1995. Commission File No. 0-6080


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

      Securities registered pursuant to Section 12(b) of the Act:None


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the price of such stock at the close of business on March 21, 1996 was $637,408,086. For purposes of this report and as used herein, the term "non-affiliate" includes all shareholders of the Registrant other than Directors, executive officers, and other senior management of the Registrant and persons holding more than five per cent of the outstanding voting stock of the Registrant.




     Outstanding shares of common stock of the Registrant as of March 21, 1996.
                  Class A Common Stock - 236,087,225
                  Class B Common Stock - 235,502,114

     Exhibit index is located on sequential page 17 hereof.


                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form
10-K:

1. Annual Report to Shareholders for the year ended December 30,1995 are incorporated by reference in Part II hereof.


2. Proxy Statement for the 1996 Annual Meeting of Shareholders of the Company to be held on May 2, 1996, are incorporated by reference in
    Part III hereof.



                                PART I
Item 1.  Business.

     Food Lion, Inc. (the "Company") engages in one line of business, the operation of retail food supermarkets principally in the southeastern United States. The Company was incorporated in North Carolina in 1957 and maintains its corporate headquarters in Salisbury, North Carolina.

      The Company's stores, which are operated under the name of "Food Lion", sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food, deli/bakery and non-food items such as health and beauty aids and other household and personal products. The Company offers nationally and regionally advertised brand name merchandise as well as products manufactured and packaged for the Company under the private label of "Food Lion". The Company offers over 20,000 Stock Keeping Units (SKU's) in its prototype 35,000 square foot model.

     The products sold by the Company are purchased through a centralized buying department at the Company's headquarters. The centralization of the buying function allows the management of the Company to establish long-term relationships with many vendors providing various alternatives for sources of product supply.

     Food Lion currently operates deli/bakery departments in approximately 70% of its stores. Deli/bakeries are included in almost all of its new store openings and in most renovations. Deli/ bakeries are added to existing stores after research indicates customer demand for such products.






                                 -2-
     The business in which the Company is engaged is highly competitive and characterized by low profit margins. The Company competes with national, regional and local supermarket chains, supercenters, discount food stores, single unit stores, convenience stores and warehouse clubs. The Company will continue to develop and evaluate new retailing strategies that will respond to its customers' needs. Seasonal changes have no material effect on the operation of the Company's supermarkets.

     Since 1968, the Company has followed a policy of selling merchandise at low item prices in order to increase volume without a proportionate increase in fixed and operating expenses.

     As of December 30, 1995, 1,073 supermarkets were in operation, of which 371 were located in North Carolina, 100 in South Carolina, 234 in Virginia, 70 in Tennessee, 53 in Georgia, 106 in Florida, 30 in Maryland, 8 in Delaware, 16 in West Virginia, 13 in Kentucky, 10 in Pennsylvania, 49 in Texas, 8 in Oklahoma and 5 in Louisiana. As of March 21, 1996, the Company had opened 12 supermarkets since December 30, 1995, closed one supermarket and had signed leases for 91 supermarkets which are expected to open in either 1996 or 1997.

     Warehousing and distribution facilities, including a truck fleet, are owned and operated by the Company and are located in Salisbury and Dunn, North Carolina; Disputanta, Virginia; Elloree, South Carolina; Green Cove Springs and Plant City, Florida; Clinton, Tennessee; Greencastle, Pennsylvania and Roanoke, Texas.

     As of December 30, 1995, the Company employed 27,369 full-time and 41,976 part-time employees.

The following table shows the number of stores opened and closed and the number of stores opened at the end of the year for the past three years.


            # Stores      # Stores    # Stores Opened
             Opened        Closed         Year-end

1995            47            13             1,073
1994            30            87             1,039
1993           100            16             1,096


Item 2.  Properties.

     Supermarkets operated by the Company in the southeastern United States average 28,000 square feet in size. The Company's current prototype retail format is a 35,000 square foot model with a deli/bakery department. All of the Company's supermarkets are self-service, cash and carry stores which have off-street parking facilities. With the exception of 110 supermarkets which it owns, the Company occupies its various supermarket premises under lease agreements providing for initial terms of up to 25 years, with options generally ranging from ten to twenty years.



                                 -3-
     The table below sets forth information with respect to the expiration of leases on supermarkets and surrounding land in operation by the Company on December 30, 1995.


  Year of       Number of Leases       Year of   Number of Leases
Expiration*       which expire       Expiration*   which expire

  1997                 1               2023            16
  1998                 1               2024            12
  1999                 2               2025            25
  2001                 2               2026            54
  2004                 3               2027            83
  2005                 1               2028            96
  2006                 2               2029           106
  2007                 4               2030           124
  2008                 3               2031            73
  2009                 3               2032            73
  2010                 1               2033            68
  2012                 3               2034            40
  2013                 4               2035            63
  2014                 2               2036             9
  2015                 1               2037            23
  2016                 2               2038            24
  2017                 4               2039             4
  2018                 4               2040             4
  2019                 4               2043             2
  2020                 3               2045             2
  2021                 6               2047             1
  2022                 8               2051             1

*NOTE:  Year of expiration includes renewal terms.


The following table identifies the location and square footage of distribution centers and office space owned by the Company as of December 30, 1995.

                                  Location of
                                   Property               Square Footage

  Distribution Center #1         Salisbury, NC                 1,630,233
  Distribution Center #2         Disputanta, VA                1,123,718
  Distribution Center #3         Elloree, SC                   1,093,252
  Distribution Center #4         Dunn, NC                      1,224,652
  Distribution Center #5         Green Cove Springs, FL          832,109
  Distribution Center #6         Clinton, TN                     825,967
  Distribution Center #7         Greencastle, PA               1,236,124
  Distribution Center #8         Plant City, FL                  758,549
  Distribution Center #9         Roanoke, TX                   1,254,169
  Corporate Headquarters         Salisbury, NC                   271,592
                                                              10,250,365


                                 -4-
Item 3.  Legal Proceedings.

Longman et al. v. Food Lion, Inc. and Tom E. Smith, 4:92 CV 696 (M.D.N.C.) (complaint filed November 12, 1992, and amended January 23, 1993) ("Longman"); and Feinman et al. v. Food Lion, Inc. and Tom E. Smith, 4:92 CV 705 (M.D.N.C.) (complaint filed November 13,
1992) ("Feinman").

The Longman and Feinman actions assert claims against the Company and Tom E. Smith under Section 10(b) of the Securities Exchange
Act of 1934, as amended (the "1934 Act"), and Rule 10b-5 for "securities fraud" and claims of common law fraud and negligent misrepresentation. The actions have been consolidated for discovery and trial purposes and the court has granted class certification motions, certifying a single class composed of those persons who purchased common stock of the Company from May 7, 1990 through November 5, 1992 and were damaged thereby. The actions seek damages, plaintiffs' attorneys'fees and costs, punitive damages, prejudgment interest and certain other relief. Merits discovery is pending in the actions. Based on currently available information, the Company believes that any resulting liability will not have a material adverse effect on the financial condition or results of operations of the Company.

In re Food Lion, Inc. Fair Labor Standards Act "Effective Scheduling" Litigation, MDL Docket No. 929, pursuant to which a number of actions against the Company were transferred by the Multi-District Litigation Panel to the United States District Court for the Eastern District of North Carolina for pretrial proceedings (the "Multi-District Action"). Those pretrial proceedings are complete and pursuant thereto, a number of claims were dismissed. Approximately 67 claims dismissed from the North Carolina cases were consolidated and certified for appeal to the United States Court of Appeals for the Fourth Circuit. The Fourth Circuit has held in abeyance its decision on these appeals pending entry of a final Order as to all other claims previously dismissed in the Multi-District Action so that dismissed claims from other states may be joined and consolidated in the current appeal to the Fourth Circuit. Approximately 123 claims dismissed from the South Carolina and Florida cases would be eligible to join this Appeal.

     The remaining cases involve the claims of approximately 209 plaintiffs in South Carolina and Florida. The parties are currently engaged in settlement negotiations in an effort to resolve these remaining claims. The negotiations recently reached impasse on the claims of 17 Assistant Managers pending in Florida and trial of these claims is likely in 1996. Based on currently available information, the Company believes that any resulting liability will not have any material adverse effect on the financial condition or results of operations of the Company.










                                -5-

Item 4.  Submission of Matters to a Vote of Security Holders.

This item is not applicable.


                               PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

     The information pertaining to the Class A and Class B Common Stock price range, dividends and record holders discussed beneath the headings "Market Price of Common Stock" and "Dividends Declared Per Share of Common Stock" in the Annual Report to Shareholders for the year ended December 30, 1995, is hereby incorporated by reference.


Item 6.  Selected Financial Data.

     The information set forth beneath the heading "Five Year
Summary of Operations" in the Annual Report to Shareholders for the year ended December 30, 1995, is hereby incorporated by reference.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The information set forth beneath the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the year ended December 30, 1995, is hereby incorporated by reference.


Item 8.  Financial Statements and Supplementary Data.

     The financial statements, including the accompanying notes and results by quarter, set forth beneath the headings "Statements of Income", "Balance Sheets", "Statements of Cash Flows", "Statements of Shareholders' Equity", "Notes to Financial Statements" and "Results by Quarter" in the Annual Report to Shareholders for the year ended December 30, 1995, are hereby incorporated by reference.


Item 9.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure.

     This item is not applicable.







                                -6-
                               PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information pertaining to nominees for election as directors and the Company's executive officers set forth beneath the heading "Election of Directors" and in the description of employment agreements beneath the heading "Employment Plans and Agreements" in the Proxy Statement for the 1996 Annual Meeting of Shareholders to be held May 2, 1996, is hereby incorporated by reference.


Item 11.  Executive Compensation.

     The information pertaining to executive compensation set forth beneath the heading "Report of the Senior Management Compensation Committee, Stock Option Committee and Board of Directors" in the Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on May 2, 1996, is hereby incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     The information pertaining to security ownership of certain beneficial owners and management set forth beneath the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on May 2, 1996, is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions.

     The information relating to certain relationships and related transactions set forth beneath the headings "Employment Plans and Agreements - Low Interest Loan Plan" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement for the 1996 Annual Meeting of Shareholders to be held May 2, 1996, is hereby incorporated by reference.
















                                -7-
                              PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

     (a) The following documents are filed as part of this report:

          1.  Financial Statements:

              The following financial statements are incorporated by reference in Item 8 hereof from the Annual Report to Shareholders for the year ended December 30, 1995:

                                                   ANNUAL REPORT
                                                      PAGE NO.
              Statements of Income for the years
              ended December 30, 1995, December
              31, 1994 and January 1, 1994                  14

              Balance Sheets, as of December 30,
              1995 and December 31, 1994                    15

              Statements of Cash Flows for the
              years ended December 30, 1995,
              December 31, 1994 and January 1, 1994         16

              Statements of Shareholders' Equity
              for the years ended December 30, 1995,
              December 31, 1994 and January 1, 1994         17

              Notes to Financial Statements                 18-21

              Results by Quarter (unaudited)                23


                                                         10-K
                                                       PAGE NO.
          2.  Financial Statement Schedules:

              Report of Independent Accountants             15


            II.  Valuation and Qualifying Accounts          16







                                 -8-
     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     With the exception of the financial statements listed in the above index, the information referred to in Items 5, 6, 7 and the supplementary quarterly financial information referred to in Item 8, all of which is included in the 1995 Annual Report to
Shareholders of   Food Lion, Inc. and incorporated by reference
into this Form 10-K Annual Report, the 1995 Annual Report to Shareholders is not to be deemed "filed" as part of this report.


          3.  Exhibits:

          Exhibit No.

          3(a) Articles of Incorporation, together with all amendments thereto (through May 5, 1988)
                  (incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K dated March 24, 1992)

          3(b)    Bylaws of the Company effective July 1, 1990
                  (incorporated by reference to Exhibit 3 of the Company's Quarterly Report on Form 10-Q dated June 17, 1995)

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

         10(b)    Form of Deferred Compensation Agreement
                  (incorporated by reference to Exhibit 19(b) of
                  the Company's report on Form 8-K dated October
                  27,1986)

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

         10(p) U.S. Distribution Agreement dated August 20,1991 between the Company and Goldman, Sachs & Co. and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount of the Company's Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company's Annual Report on
                  Form 10-K dated March 24, 1992)

         10(q)    $350,000,000 Revolving Credit Facility dated November
                  17, 1994, among the Company, and various banks and Wachovia Bank of Georgia, N.A. and Nations Bank of North Carolina, N.A. as Co-Agents and Wachovia Bank of Georgia, N.A. as Administrative Agent (incorporated by reference to Exhibit 10(q) of the Company's Annual Report on Form 10-K dated March 28, 1995)

         10(r) License Agreement between the Company and Etablissements Delhaize Freres Et Cie "Le Lion" S.A. dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company's Annual Report on Form 10-K dated March 31, 1994)

         10(s) Employee Severence Agreement dated July 13, 1995 between the Company and John P. Watkins (incorporated by reference to Exhibit 10 of the Company's Quarterly Report on
                  Form 10-Q dated September 9, 1995)

         11       Computation of Earnings Per Share

         13 Annual Report to Shareholders for the year ended December 30, 1995








                                 -11-
         23       Consent of Independent Accountants

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

Date: March 26,1996
                                 By    Tom E. Smith
                                       Tom E. Smith
                                       President, Chief Executive
                                       Officer, Principal
                                       Executive Officer and
                                       Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date:March 26, 1996              By    Tom E. Smith
                                       Tom E. Smith
                                       President, Chief Executive
                                       Officer, Principal
                                       Executive Officer and
                                       Director

Date:March 26, 1996              By    Pierre-Olivier Beckers
                                       Pierre-Olivier Beckers
                                       Director

Date:March 26, 1996              By    Dan A. Boone
                                       Dan A. Boone
                                       Vice President of Finance,
                                       Chief Financial Officer
                                       Secretary, Principal
                                       Financial Officer

Date:March 26, 1996              By    Dr. Jacqueline K. Collamore
                                       Dr. Jacqueline K. Collamore
                                       Director

Date:March 26, 1996              By    Charles de Cooman
                                      d'Herlinckhove
                                       Charles de Cooman
                                       d'Herlinckhove
                                       Director

Date: March 26, 1996             By    William G. Ferguson
                                       William G. Ferguson
                                       Director

Date: March 26, 1996             By    Dr. Bernard Franklin
                                       Dr. Bernard Franklin
                                       Director

Date: March 26, 1996             By    Joseph C. Hall
                                       Joseph C. Hall
                                       Director


                                 -13-
Date: March 26, 1996             By    Carol Herndon
                                       Carol Herndon
                                       Corporate Controller and
                                       Director of Accounting

Date: March 26, 1996             By    Margaret H. Kluttz
                                       Margaret H. Kluttz
                                       Director

Date: March 26, 1996             By    Philippe Stroobant
                                       Philippe Stroobant
                                       Director

Date: March 26, 1996             By    Gui de Vaucleroy
                                       Gui de Vaucleroy
                                       Director




                                 -14-


                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Food Lion, Inc.:

     We have audited the financial statements of Food Lion, Inc. as of December 30, 1995 and December 31, 1994, and for each of the three fiscal years in the period ended December 30, 1995, which financial statements are included on pages 14 through 22 of the 1995 Annual Report to Shareholders of Food Lion, Inc. and incorporated by reference herein. We have also audited the financial statement schedule listed in the index on page 8 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Food Lion, Inc. as of December 30, 1995 and December 31, 1994, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Charlotte, North Carolina
February 7, 1996
                                               COOPERS & LYBRAND, L.L.P.




                                  -15-

                                                  SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

Column A                                  Column B                  Column C                     Column D      Column E

                                         Balance at         (1)     Additions   (2)
                                         Beginning      Charged to        Charges to other      Deductions-    Balance at end
Description                              of Period      Cost & Expenses   accounts-describe     describe       of period

1995
Furniture, Fixtures &
 Equipment                             $ 22,538,511  B                                         ( 7,131,165)      15,407,346

Leasehold improvements                      407,586  B                                         (   358,240)          49,346

Buildings                                60,676,705  B                                         (17,934,744)      42,741,961

Other liabilities                        51,353,503  B                                         ( 3,602,823)      47,750,680

Accrued expenses                         22,571,672  B                                         ( 2,159,080)      20,412,592
                                       $157,547,977     $                                      (31,186,052)    $126,361,925

1994
Furniture, Fixtures &
 Equipment                             $ 24,177,600  A                                          ( 1,639,089)  $ 22,538,511

Leasehold improvements                    1,417,007  A                                          ( 1,009,421)       407,586

Buildings                                61,500,004  A                                          (   823,299)    60,676,705

Other liabilities                        55,100,000  A                                          ( 3,746,497)    51,353,503

Accrued expenses                         28,305,389  A                                          ( 5,733,717)    22,571,672
                                       $170,500,000     $                                       (12,952,023)  $157,547,977

1993
Furniture, Fixtures &
 Equipment                                              $ 24,177,600                                          $ 24,177,600

Leasehold improvements                                     1,417,007                                             1,417,007

Buildings                                                 61,500,004                                            61,500,004

Other liabilities                                         55,100,000                                            55,100,000

Accrued expenses                                          28,305,389                                            28,305,389
                                       $                $170,500,000                                          $170,500,000


(A) Represents provisions against the assets of stores closed in 1994 to reflect the estimated realizable value, the present value of remaining rent payments on leased stores and other costs associated with the store closings such as legal expenses and relocation expenses.

(B) Certain items in the 1994 financial information have been reclassified for comparative purposes.


                                     -16-

                            EXHIBIT INDEX
                                  to
                    ANNUAL REPORT ON FORM 10-K of
                           Food Lion, Inc.
                   For Year Ended December 30, 1995
                                                                 Sequential
Exhibit No.               Description                            Page No.

     3(a) Articles of Incorporation, together with all amendments thereto (through May 5, 1988)
             (incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K dated
             March 24, 1992)

     3(b)    Bylaws of the Company effective July 1, 1990
             (incorporated by reference to Exhibit 3 of the Company's Quarterly Report on Form 10-Q dated June
             17, 1995)

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

    10(q)    $350,000,000 Revolving Credit Facility dated November
             17, 1994, among the Company, and various banks and Wachovia Bank of Georgia, N.A. and Nations Bank of North Carolina, N.A. as Co-Agents and Wachovia Bank of
             Georgia, N.A. as Administrative Agent (incorporated by reference to Exhibit 10(q) of the Company's Annual Report on Form 10-K dated March 28, 1995)

    10(r)    License Agreement between the Company and Etablissements
             Delhaize Freres Et Cie "Le Lion" S.A. dated January 1,
             1983 (incorporated by reference to Exhibit 10(t) of the Company's Annual Report on Form 10-K dated March 31, 1994)

    10(s)    Employee Severence Agreement dated July 13, 1995 between the
             Company and John P. Watkins (incorporated by reference to
             Exhibit 10 of the Company's Quarterly Report on Form 10-Q dated September 9, 1995)

     11      Computation of Earnings Per Share                          20

     13      Annual Report to Shareholders for the year ended
             December 30, 1995                                        21-46

     23      Consent of Independent Accountants                         47

     27      Financial Data Schedule                                  48-49

     99      Undertaking of the Company to file exhibits pursuant
             to Item 601(b)(4)(iii)(A) of Regulation S-K                50

(b)   Reports on Form 8-K:

             The Company filed a report on Form 8-K pursuant to Item 5 and
             Item 7 on May 5, 1995 announcing a) a stock repurchase plan and b) press release.







                                 -3-







