Form 10-Q
period 1996-03-23
FOOD LION INC
filed 1996-05-01
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                             FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 23, 1996

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

Outstanding shares of common stock of the Registrant as of April
26, 1996.

       Class A Common Stock  235,720,875
       Class B Common Stock  235,079,364

                           Page 1 of 16

             The Exhibit index is located on page 13.
                          FOOD LION, INC.
                        INDEX TO FORM 10-Q
                          MARCH 23, 1996

                                                             PAGE
                                                             NUMBER

Part I.    FINANCIAL INFORMATION

     Item 1. Financial Statements

             Statements of Income for the 12 weeks
             ended March 23, 1996 and March 25, 1995            3

             Balance sheets as of March 23, 1996,
             December 30, 1995 and March 25, 1995               4

             Statements of Cash Flows for the 12 weeks
             ended March 23, 1996 and March 25, 1995            5

             Notes to Financial Statements                      6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations      7-10

Part II.   OTHER INFORMATION

     Item 1. Legal Proceedings                                  10

     Item 2. Changes in Securities                              11

     Item 3. Defaults Upon Senior Securities                    11

     Item 4. Submission of Matters to a Vote of Security
             Holders                                            11


     Item 5. Other Information                                  11

     Item 6. Exhibits and Reports on Form 8-K                   11


     Signatures                                                 12

     Exhibit Index                                              13



                               -2-

                                 PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                         FOOD LION, INC.

                                       STATEMENTS OF INCOME
                                           (Unaudited)
                   For the 12 Weeks ended March 23, 1996 and March 25, 1995
                           (Dollars in thousands except per share data)

                                    March 23, 1996   March 25, 1995              12 WEEKS
                                            (A)              (B)                (A)       (B)
                                                                                  %         %
Net sales                                $2,024,453       $1,866,262           100.00    100.00
Cost of goods sold                        1,612,830        1,483,189            79.67     79.47
Gross profit                                411,623          383,073            20.33     20.53

Selling and administrative expenses         278,988          268,833            13.78     14.40
Interest expense                             19,004           18,874             0.94      1.01
Depreciation                                 37,019           33,110             1.83      1.78
SFAS No. 121 charge                           9,640                              0.47
                                            344,651          320,817            17.02     17.19

Income before income taxes                   66,972           62,256             3.31      3.34
Provision for income taxes                   26,119           24,591             1.29      1.32
Net income                               $   40,853(1)    $   37,665             2.02(1)   2.02

Earnings per share                       $      .09(1)    $     0.08
Dividends per share                      $      .03       $     0.02

Weighted average number
of shares outstanding

Class A                                 237,202,480      244,141,614
Class B                                 235,935,114      239,571,114
Total                                   473,137,594      483,712,728


(1) Net income before the SFAS No. 121 charge is $46.7 million, or 2.31% sales, resulting in an earnings per share of $0.10.

                                            -3-


                                                 FOOD LION, INC.
                                                 BALANCE SHEETS
                                              (Dollars in thousands)
                                                   (Unaudited)

                                                        March 23, 1996     December 30, 1995     March 25, 1995
Assets
Current assets:
 Cash and cash equivalents                               $  135,119            $   70,035        $   152,062
 Receivables                                                130,483               127,995            123,761
 Inventories                                                875,719               881,021            818,812
 Prepaid expenses and other                                  70,513                73,362             72,008
    Total current assets                                  1,211,834             1,152,413          1,166,643

Property, at cost, less accumulated depreciation          1,513,011             1,492,852          1,355,272
        Total assets                                     $2,724,845            $2,645,265         $2,521,915

Liabilities and Shareholders' Equity
Current Liabilities:
 Accounts payable, trade                                 $  363,520            $  363,571         $  324,986
 Accrued expenses                                           358,977               316,569            334,882
 Long-term debt - current                                    40,000
 Capital lease obligations - current                         16,220                15,032              9,351
 Other liabilities - current                                  3,682                 3,523              3,310
 Income taxes payable                                        14,200                                   26,295
    Total current liabilities                               796,599               698,695            698,824

Long-term debt                                              315,300               355,300            355,300
Capital lease obligations                                   385,035               372,645            308,541
Deferred income taxes                                        44,120                44,120             46,190
Deferred compensation                                           734                   726                667
Other liabilities                                            73,777                71,269             58,986
    Total liabilities                                     1,615,565             1,542,755          1,468,508

Shareholders' Equity:
  Class A non-voting common stock, $.50 par value           117,966               119,255            122,071
  Class B voting common stock, $.50 par value               117,738               118,313            119,786
  Additional capital                                                                                     337
  Retained earnings                                         873,576               864,942            811,213
     Total shareholders' equity                           1,109,280             1,102,510          1,053,407
        Total liabilities and shareholders' equity       $2,724,845            $2,645,265         $2,521,915




                                                      -4-

                              FOOD LION, INC.

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)
           For the 12 Weeks ended March 23, 1996 and March 25, 1995
                           (Dollars in thousands)

                                                          12 Weeks
                                               March 23, 1996  March 25, 1995

Cash flows from operating activities
 Net income                                         $ 40,853        $ 37,665

 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                      37,019          33,110
    Loss on disposals of property                        401             309
    SFAS No. 121 charge                                9,640
    Changes in operating assets and liabilities:
     Receivables                                   (   2,488)         16,867
     Inventories                                       5,302          34,472
     Prepaid expenses and other                        2,849       (   4,103)
     Accounts payable and accrued expenses            42,357          24,415
     Income taxes payable                             14,200           4,126
     Deferred compensation                                 8       (       1)
     Other liabilities                                 2,667           1,598
              Total adjustments                      111,955         110,793

      Net cash provided by operating activities      152,808         148,458

Cash flows from investing activities
  Proceeds from disposal of property                   1,251           3,068
  Capital expenditures                             (  50,992)      (  32,358)
          Net cash used in investing activities    (  49,741)      (  29,290)

Cash flows from financing activities
 Net payments under short-term borrowings                          (  20,000)
 Principal payments under capital lease obligations(   3,900)      (   2,339)
 Principal payments on long-term debt                              (      25)
 Proceeds from issuance of common stock                    2
 Repurchase of common stock                        (  20,944)
 Dividends paid                                    (  13,141)      (  11,611)
         Net cash used in financing activities     (  37,983)      (  33,975)

Net increase in cash and cash
 equivalents                                          65,084          85,193

Cash and cash equivalents at beginning
of period                                             70,035          66,869

Cash and cash equivalents at end of period          $135,119        $152,062


                                      -5-
    Notes to Financial Statements (Dollars in thousands)

    1)   Basis of Presentation:

     The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Annual Report on Form 10-K of Food Lion, Inc. (the
    "Company"). Accordingly, the reader of this Form 10-Q should refer to the Company's Form 10-K for the year ended December 30, 1995 for further information.

     The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the financial information includes all adjustments consisting of normal recurring accruals necessary for a fair presentation of interim results.

2)   Supplemental Disclosure of Cash Flow Information:

     Cash paid during the period for:

                                  March 23, 1996     March 25,1995

     Interest (net of amounts
     capitalized)*                    $16,189            $16,376
     Income taxes                      11,522             20,576

     *Interest capitalized                373                436

     Capital lease obligations for stores of $20,488 and $6,571 were incurred in the first quarter of 1996 and 1995, respectively. Capital lease retirements of $3,010 and $425 were recorded in the first quarter of 1996 and 1995, respectively.

     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.





                                -6-
Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

RESULTS OF OPERATIONS   (12 weeks ended March 23, 1996 and March
25, 1995)

Net sales increased 8.5% for the 12 weeks ended March 23, 1996 compared with the same period last year. Same store sales increased 5.2% for first quarter. Contributing to the sales increase this year was an expansion of many stores to 24-hour service, the renovation and expansion of older stores, and the effect of winter storms.

The 1996 business plan includes opening 50 new stores (up to 22 of these replacing older stores) and renovating 120 existing stores. During the first quarter, Food Lion completed its acquisition to purchase the assets of Food Fair of North Carolina, Inc., operating nine of the 11 stores purchased. In addition, three new Food Lion stores were opened and seven stores renovated during the 12 weeks ended March 23, 1996.

Gross profit was 20.33% of sales for the first quarter this year compared to 20.53% of sales for the same period last year. The Company is experiencing gross margin strength due to (1) its private label program (currently representing approximately 12% of total sales) and (2) improvement in the fresh departments highlighted by a 28.2% increase in the number of stores with deli-bakeries.
These gross margin strengths were offset by the continued lowering of retail prices as part of the Company's commitment to remain the low price leader.

For the quarter, selling and administrative expenses decreased 0.62% of sales. During the first quarter Food Lion experienced a level of selling and administrative expense dollars that was consistent with previous quarters. The Company demonstrated the ability to stabilize costs during a period of strong sales performance, using increasing sales to leverage expense spending thereby decreasing the selling and administrative ratio.(1)

Interest expense decreased 0.07% of sales during the quarter primarily due to interest on store capital leases.(1)

Depreciation increased 0.05% of sales during first quarter primarily due to depreciation recorded on late 1995 store openings and renovations, and the store openings and renovations completed in the first quarter of 1996.(1)

During the first quarter of 1996, Food Lion implemented Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" (SFAS No. 121). The implementation of SFAS No. 121 created a non-operating, non-cash charge against first quarter earnings of $9.6 million to properly reflect the carrying value of the Company's assets. Excluding the SFAS No. 121 charge, earnings per share were $0.10 for the first quarter.

At year end 1993, the Company established a pre-tax charge of $170.5 million (approximately $104 million after tax) to cover management's best estimate of the costs associated with closing 88 underperforming stores in 1994. During the first six months of 1994, the Company closed 84 of these stores (a decision was made in early
1994 to keep four stores open). As of the end of the first quarter 1996, the Company has charged $48.2 million against the provision, primarily as a result of the payment of remaining rent obligations on leased stores, and the disposition of store inventory and property. As of March 23, 1996, the Company had made no additional adjustments to the realizable value of the properties. The Company believes the provision is adequate at this time and will continue to monitor and evaluate the provision to make necessary adjustments.


(1)Last year included 0.09%, 0.08% and 0.03% of sales for selling and administrative expenses, interest expense and depreciation, respectively, for certain leases misclassified in first quarter as capital rather than operating which were later adjusted in the third quarter of 1995.

Liquidity and Capital Resources

Cash provided by operating activities totaled $152.8 million for the 12 weeks ended March 23, 1995 compared with $148.5 million for the same period last year. The increase in 1996 was primarily a factor of increases due to trade payables and income taxes payable, offset by changes in the comparable levels of inventory and an increase in receivables.

Capital expenditures totaled $51.0 million for the 12 weeks ended March 23, 1996 compared with $32.4 million for the same period in 1995. The increase is primarily due to costs associated with the Food Fair acquisition and equipment costs for renovations and new stores. During the first quarter of 1996, Food Lion completed its acquisition to purchase the assets of Food Fair of North Carolina, Inc. and began operating nine new locations in the Winston-Salem, NC area. The Company also opened three new stores and plans to open a total of 50 new stores during the year. In addition, approximately 120 existing stores will be renovated. The majority of the new stores will be opened under conventional leasing arrangements and, as a result, the impact on liquidity of owning stores will be insignificant in 1996.

Significant cash capital expenditures currently estimated for the remainder of 1996 are as follows:

     Store expansion and new store construction        $ 68 million
     Equip new and renovated stores                    $100 million
     Land costs                                        $  6 million

Capital expenditures for 1996 will be financed through funds generated from operations, existing bank and credit lines, and other debt, if necessary. The Company will consider the possibility of sale-leaseback transactions on certain free-standing, Company-owned stores in the future if advantageous opportunities are presented by potential lessors.

The Company maintains the following bank and credit lines:

  $250 million commercial paper program under which no borrowings were outstanding during the first quarter or as of March 23, 1996 and March 25, 1995.

  A revolving credit facility with a syndicate of commercial banks providing $350 million in committed lines of credit. This facility will expire in November, 1999. There were no borrowings against these lines as of March 23, 1996 and March 25, 1995.

  Additional short-term lines of credit totaling $30.5 million. These lines of credit are available when needed. The Company is not required to maintain compensating balances and borrowings may occur periodically. The Company had no borrowings under these lines as of March 23, 1996 and March 25, 1995.

  Periodic short-term borrowings under informal credit arrangements, which are available to the Company at the discretion of the lender. As of March 23, 1996 and March 25, 1995, there were no outstanding borrowings under these informal credit arrangements.

During the first quarter of 1996, the Company expended $20.9 million for the purchase of Class A and Class B shares, as part of the Company's stock repurchase plan which began during the second quarter of 1995. The Company purchased 2,577,000 shares of Class A stock during the quarter at an average price of $5.57 per share, and 1,147,500 shares of Class B stock at an average price of $5.58 per share. Additional purchases may be made in the open market under the current program as deemed in the best interest of shareholders. To date, 8,217,615 Class A shares and 4,094,000 Class B shares have been repurchased at a total cost of $71.9 million.


Part II       OTHER INFORMATION

Item 1.       Legal Proceedings


              Rickey B. Bryant et. al. v. Food Lion, Inc. et. al., Civil No. 2-90-0505-1 (D.S.C.) (complaint filed March 12, 1990 and amended September 20, 1990 and January 24, 1991).

  On April 3, 1996, the Court denied the Plaintiffs'motion for class certification. The Defendants intend to vigorously defend the 16 remaining claims of 11 employees and their dependents. Based on currently available information, the Company believes that any resulting liability will not have a material adverse effect on the financial condition or results of operations of the Company.

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


Item 6.      Exhibits and Reports on Form 8-K

(a).  Exhibits
      11-Computation of Earnings per Share
      27-Financial Data Schedule

(b). The Company did not file a report on Form 8-K for the period ended March 23, 1996.

                            SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   FOOD LION, INC.
                                   Registrant


DATE May 1, 1996                  BY:Dan A. Boone
                                     Dan A. Boone
                                     Vice President-Finance
                                     Chief Financial Officer
                                     and Secretary
                                     Principal Financial Officer
                                     (Duly Authorized Officer)

EXHIBIT INDEX


                                                         SEQ. PAGE
EXHIBIT #              DESCRIPTION                          NO.

   11              Computation of Earnings per Share        14

   27              Financial Data Schedule               15-16