Form 10-Q
period 1996-06-15
FOOD LION INC
filed 1996-07-30
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                             FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 15, 1996

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

Outstanding shares of common stock of the Registrant as of July
19, 1996.

       Class A Common Stock    235,668,134
       Class B Common Stock    233,252,364


                           Page 1 of 40

             The Exhibit index is located on page 15.
                          FOOD LION, INC.
                        INDEX TO FORM 10-Q
                           JUNE 15, 1996

                                                             PAGE

NUMBER

Part I.    FINANCIAL INFORMATION

     Item 1. Financial Statements

             Statements of Income for the 12 and 24 weeks
             ended June 15, 1996 and June 17, 1995               3-4

             Balance sheets as of June 15, 1996,
             December 30, 1995 and June 17, 1995                  5

             Statements of Cash Flows for the 24 weeks
             ended June 15, 1996 and June 17, 1995                6

             Notes to Financial Statements                        7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations      8-11

Part II.   OTHER INFORMATION

     Item 1. Legal Proceedings                                   12

     Item 2. Changes in Securities                               12

     Item 3. Defaults Upon Senior Securities                     12
     Item 4. Submission of Matters to a Vote of Security
             Holders                                           12-13

     Item 5. Other Information                                   13

     Item 6. Exhibits and Reports on Form 8-K                    13

     Signatures                                                  14

     Exhibit Index                                               15



                               -2-

                                 PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                         FOOD LION, INC.

                                       STATEMENTS OF INCOME
                                           (Unaudited)
                     For the 12 Weeks ended June 15, 1996 and June 17, 1995
                           (Dollars in thousands except per share data)

                                      June 15, 1996    June 17, 1995              12 WEEKS
                                            (A)              (B)                 (A)       (B)
                                                                                  %         %
Net sales                                $2,084,414       $1,895,208           100.00    100.00
Cost of goods sold                        1,640,768        1,504,752            78.72     79.40
Gross profit                                443,646          390,456            21.28     20.60

Selling and administrative expenses         306,410          274,382            14.70     14.48
Interest expense                             19,639           18,691              .94       .98
Depreciation                                 37,951           33,888             1.82      1.79
SFAS No. 121 charge
                                            364,000          326,961            17.46     17.25

Income before income taxes                   79,646           63,495             3.82      3.35
Provision for income taxes                   31,062           24,763             1.49      1.31
Net income                               $   48,584       $   38,732             2.33      2.04

Earnings per share                       $      .10       $     0.08
Dividends per share                      $      .03       $     0.02

Weighted average number
of shares outstanding

Class A                                 235,689,846      244,075,739
Class B                                 234,617,072      239,405,864
Total                                   470,306,918      483,481,603






                                            -3-

                                 PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                         FOOD LION, INC.

                                       STATEMENTS OF INCOME
                                           (Unaudited)
                   For the 24 Weeks ended June 15, 1996 and June 17, 1995
                           (Dollars in thousands except per share data)

                                      June 15, 1996     June 17, 1995             24 WEEKS
                                            (C)               (D)                (C)       (D)
                                                                                  %         %
Net sales                                $4,108,867       $3,761,470            100.00    100.00
Cost of goods sold                        3,253,598        2,987,941             79.18     79.44
Gross profit                                855,269          773,529             20.82     20.56

Selling and administrative expenses         585,398          543,215             14.26     14.44
Interest expense                             38,643           37,565               .94      1.00
Depreciation                                 74,970           66,998              1.82      1.78
SFAS No. 121 charge                           9,640                                .23
                                            708,651          647,778             17.25     17.22

Income before income taxes                  146,618          125,751              3.57      3.34
Provision for income taxes                   57,181           49,354              1.39      1.31
Net income                               $   89,437       $   76,397              2.18      2.03

Earnings per share                       $     0.19       $     0.16
Dividends per share                      $     0.06       $     0.05

Weighted average number
of shares outstanding

Class A                                 236,446,163      244,108,677
Class B                                 235,276,093      239,488,489
Total                                   471,722,256      483,597,166


                                -4-

                                                 FOOD LION, INC.
                                                 BALANCE SHEETS
                                              (Dollars in thousands)
                                                   (Unaudited)

                                                          June 15, 1996      December 30, 1995     June 17, 1995
Assets
Current assets:
 Cash and cash equivalents                               $   75,690            $   70,035        $   125,730
 Receivables                                                123,494               127,995            133,583
 Inventories                                                871,203               881,021            801,883
 Prepaid expenses and other                                 102,703                73,362             80,572
    Total current assets                                  1,173,090             1,152,413          1,141,768

Property, at cost, less accumulated depreciation          1,538,938             1,492,852          1,375,046
        Total assets                                     $2,712,028            $2,645,265         $2,516,814

Liabilities and Shareholders' Equity
Current Liabilities:
 Accounts payable, trade                                 $  404,444            $  363,571         $  354,392
 Accrued expenses                                           322,831               316,569            289,076
 Capital lease obligations - current                         16,667                15,032             10,219
 Other liabilities - current                                  3,457                 3,523              3,368
    Total current liabilities                               747,399               698,695            657,055

Long-term debt                                              315,300               355,300            355,300
Capital lease obligations                                   398,033               372,645            315,255
Deferred income taxes                                        44,120                44,120             46,190
Deferred compensation                                           705                   726                661
Other liabilities                                            78,820                71,269             66,582
    Total liabilities                                     1,584,377             1,542,755          1,441,043

Shareholders' Equity:
  Class A non-voting common stock, $.50 par value           117,805               119,255            121,956
  Class B voting common stock, $.50 par value               116,776               118,313            119,521
  Retained earnings                                         893,070               864,942            834,294
     Total shareholders' equity                           1,127,651             1,102,510          1,075,771
        Total liabilities and shareholders' equity       $2,712,028            $2,645,265         $2,516,814







                                                      -5-


                              FOOD LION, INC.

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)
           For the 24 Weeks ended June 15, 1996 and June 17, 1995
                           (Dollars in thousands)

                                                          24 Weeks
                                             June 15, 1996   June 17, 1995

Cash flows from operating activities
 Net income                                         $ 89,437        $ 76,397

 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                      74,970          66,998
    Gain on disposals of property                   (    463)       (    707)
    SFAS No. 121 charge                                9,640
    Changes in operating assets and liabilities:
     Receivables                                       4,501           7,045
     Inventories                                       9,818          51,401
     Prepaid expenses and other                     ( 29,341)       ( 12,667)
     Accounts payable and accrued expenses            47,135           8,015
     Income taxes payable                                            (22,169)
     Deferred compensation                          (     21)       (      7)
     Other liabilities                                 7,485           9,252
              Total adjustments                      123,724         107,161

      Net cash provided by operating activities      213,161         183,558

Cash flows from investing activities
  Proceeds from disposal of property                   7,939           6,189
  Capital expenditures                              (102,936)       ( 76,887)
          Net cash used in investing activities     ( 94,997)       ( 70,698)

Cash flows from financing activities
 Net payments under short-term borrowings                           ( 20,000)
 Principal payments under capital lease obligations (  8,213)       (  5,995)
 Principal payments on long-term debt               ( 40,000)       (     25)
 Proceeds from issuance of common stock                  541              18
 Repurchase of common stock                         ( 38,599)       (  4,776)
 Dividends paid                                     ( 26,238)       ( 23,221)
         Net cash used in financing activities      (112,509)       ( 53,999)

Net increase in cash and cash
 equivalents                                           5,655          58,861

Cash and cash equivalents at beginning
of period                                             70,035          66,869

Cash and cash equivalents at end of period          $ 75,690        $125,730


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

2)   Supplemental Disclosure of Cash Flow Information:

     Cash paid during the period for:

                                  June 15, 1996      June 17, 1995

     Interest (net of amounts
     capitalized)*                    $38,905            $37,282
     Income taxes                      87,826             76,551

     *Interest capitalized                623              1,044
     Capital lease obligations for stores of $46,179 and $18,495 were incurred in the 24 week period of 1996 and 1995, respectively. Capital lease retirements of $10,943 and $1,111 were recorded in the 24 week period of 1996 and 1995, respectively.

     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.





                                -7-
Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

RESULTS OF OPERATIONS   (12 and 24 weeks ended June 15, 1996
compared to 12 and 24 weeks ended June 17, 1995)

Net sales increased 10.0% and 9.2% for the quarter and year to date, respectively. Same store sales increased 6.0% for the quarter and 5.6% year to date. Sales were positively impacted by the following: renovations and expansion of older stores, the expansion of many stores to 24-hour service along with operating and marketing initiatives such as the "Gold Lion Guarantee," "MVP Customer Program" and sports marketing promotions.

The 1996 business plan includes opening 50 new stores (up to 17 of these replacing older stores) and renovating approximately 120 existing stores. As of the end of the second quarter, the Company had opened seven new stores (offsetting three older units) and renovated 41 existing stores. In addition to the planned openings, the Company acquired the assets of Food Fair of North Carolina, Inc. in the first quarter which contributed nine additional stores, resulting in a total of 1,086 stores operating at the end of the second quarter this year compared with 1,046 stores last year.

Gross profits increased 0.68% of sales for the quarter and 0.26% of sales year to date. Gross profits were positively impacted by the increase in customer traffic in the fresh departments (deli and market), areas that command a higher gross profit. The increase in the deli department gross profit is also due to a 25.6% increase in the number of stores with deli-bakeries (785 stores this year compared to 625 stores last year). Gross profits have also been positively impacted by the growth of Food Lion's private label program (currently representing 13% of total sales). Finally, gross profits increased due to a decrease in shrinkage in the grocery and perishable departments.

For the quarter, selling and administrative expenses increased 0.22% of sales primarily due to increases in store rent and advertising. Store rent included a provision accrued for 1996 store closings of $9.2 million or 0.44% of sales (older units to be replaced by new Food Lion locations). Advertising expenses increased as a result of additional print and media costs incurred as the Company focused marketing efforts on certain markets. Year to date, selling and administrative expenses decreased 0.18% of sales primarily as the result of the Company's control of variable costs such as salaries, supplies, benefits and maintenance repairs during a period of strong sales performance offset by increased advertising.(1)

Interest expense decreased 0.04% of sales and 0.06% of sales for the quarter and year to date, respectively. This year, during the second quarter, Note Purchase Agreements totaling $40.0 million
(due 2/1/97) were repurchased contributing to the decrease. This decrease was offset by an increase in the number of stores with capital leases
(413 this year compared to 365 last year).


                                -8-
Depreciation increased 0.03% of sales and 0.04% of sales for the quarter and year to date, respectively primarily due to remodels and new store openings since second quarter last year.(1)

During the first quarter of 1996, Food Lion implemented Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" (SFAS No. 121). The implementation of SFAS No. 121 created a non-operating, non-cash charge against first quarter earnings of $9.6 million to properly reflect the carrying value of the Company's assets. Excluding the SFAS No. 121 charge, earnings per share were $0.20 year to date.

At year end 1993, the Company established a pre-tax charge of $170.5 million (approximately $104 million after tax) to cover management's best estimate of the costs associated with closing 88 underperforming stores in 1994. During the first six months of 1994, the Company closed 84 of these stores (a decision was made in early 1994 to keep four stores open). As of the end of the second quarter 1996, the Company has charged $59.8 million against the provision (including $11.5 million during the second quarter), primarily as a result of the payment of remaining rent obligations on leased stores, and the disposition of store inventory and property. As of June 15, 1996, the Company had made no additional adjustments to the realizable value of the properties. The Company believes the provision is adequate at this time and will continue to monitor and evaluate the provision to make necessary adjustments.


(1)Last year the quarter and year to date included 0.12%, 0.06%, 0.03% of sales and 0.11%, 0.07%, 0.03% of sales, respectively for selling and administrative expenses, interest expense and depreciation, respectively, for certain leases misclassified as capital rather than operating which were later adjusted in the third quarter of 1995.





                                -9-
Liquidity and Capital Resources

Cash provided by operating activities totaled $213.2 million for the 24 weeks ended June 15, 1996 compared with $183.6 million for the same period last year. The increase in 1996 was primarily a factor of increased net income along with an increase in payables and income taxes payable, offset by an increase in prepaid expenses and changes in the comparative levels of inventory.

Capital expenditures totaled $102.9 million for the 24 weeks ended June 15, 1996 compared with $76.9 million for the same period in 1995. The increase is primarily due to equipment costs for renovations and new stores along with costs associated with the Food Fair acquisition during the first quarter of 1996. During the second quarter of 1996, the Company opened four new stores and renovated 34 existing stores. For the year, the Company plans to open 50 new stores and renovate approximately 120 stores. The majority of the new stores will be opened under conventional leasing arrangements and, as a result, the impact on liquidity of owning stores will be insignificant in 1996.

Significant cash capital expenditures currently estimated for the remainder of 1996 are as follows:

     Store expansion and new store construction        $ 47 million
     Equip new and renovated stores                    $ 81 million
     Land costs                                        $  5 million

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

The Company maintains the following bank and credit lines:

    $250 million commercial paper program under which no borrowings were outstanding during the second quarter or as of June 15, 1996 and June 17, 1995.

    A revolving credit facility with a syndicate of commercial banks providing $350 million in committed lines of credit. This facility will expire in November, 1999. There were no borrowings against these lines as of June 15, 1996 and June 17, 1995.





                               -10-

    Additional short-term committed lines of credit totaling
  $30.5 million. These lines of credit are available when needed.
  The company is not required to maintain compensating balances and borrowings may occur periodically. Borrowings during the quarter were as follows (see table below):


              $30.5 million Short-term Committed Lines

                                               1996        1995
      Outstanding borrowings at end
        of second quarter                      0             0
      Average borrowings                   $ 6.4 million     0
      Maximum amount outstanding           $23.0 million     0
      Daily weighted average interest rate   5.371%          N/A


    Periodic short-term borrowings under informal credit arrangements, which are available to the Company at the discretion of the lender. Borrowings for the quarter were as follows (see table below):


                       Informal Credit Lines

                                               1996        1995
      Outstanding borrowings at end
        of second quarter                      0             0
      Average borrowings                   $ 5.3 million     0
      Maximum amount outstanding           $25.0 million     0
      Daily weighted average interest rate   5.449%          N/A



During the second quarter of 1996, the Company expended $17.7 million for the purchase of Class A and Class B shares, as part of the Company's stock repurchase plans. The Company purchased 425,000 shares of Class A stock during the quarter at an average price of $7.06 per share, and 1,924,750 shares of Class B stock at an average price of $7.55 per share. Additional purchases may be made in the open market under the current program which began May, 1996 as deemed in the best interest of shareholders. Since the original plan which began in May, 1995, 8,642,615 Class A shares and 6,018,750 Class B shares have been repurchased at a total cost of $89.5 million.





                               -11-
Part II       OTHER INFORMATION

Item 1.       Legal Proceedings

              The Company has had no significant developments related to legal matters since the Item 1 disclosure included in the Company's Form 10Q filed on May 1, 1996 for the quarter ended March 23, 1996.

Item 2.       Change in Securities

              This item is not applicable.


Item 3.       Defaults Upon Senior Securities

              This item is not applicable.



Item 4.       Submission of Matters to a Vote of Security Holders

(a).  The Company held its Annual Meeting of Shareholders on May 2, 1996.

(b).  Not applicable

(c).  Matters voted upon at the meeting:



Election of Directors

                                                              Broker
                                      For        Withheld   Non-Votes

Pierre Olivier Beckers             202,790,582     563,540   32,239,992

Dr. Jacqueline Kelly Callomore     202,804,427     549,695   32,239,992

William G. Ferguson                202,749,780     604,342   32,239,992

Dr. Bernard W. Franklin            202,727,338     626,784   32,239,992

Jean-Claude Coppieters `t Wallant  202,798,365     555,757   32,239,992

Gui De Vaucleroy                   202,796,635     557,487   32,239,992

Margaret Kluttz                    202,704,099     650,023   32,239,992

Tom E. Smith                       202,576,537     777,585   32,239,992

Philippe Stroobant                 202,820,976     533,146   32,239,992

Joseph C. Hall, Jr.                202,779,115     575,007   32,239,992



                               -12-

Appointment of Independent Accountants

                                                                 Broker
                             For        Against     Abstain     Non-Votes

Coopers & Lybrand,        203,026,798   123,257     204,067    32,239,992
L.L.P.


Approval of 1996 Employee Stock Incentive Plan of Food Lion, Inc.

                                                                Broker
                             For        Against     Abstain    Non-Votes

                         197,035,185   5,900,208    418,729    32,239,992



Approval of Key Executive Annual Incentive Bonus Plan

                                                                Broker
                             For        Against     Abstain    Non-Votes

                         193,513,711   9,073,762    766,649    32,239,992




(d). Not applicable.


Item 5.       Other Information

              This item is not applicable.


Item 6.      Exhibits and Reports on Form 8-K

(a).  Exhibits
      10a-Employee Stock Incentive Plan
      10b-Key Executive Annual Incentive Bonus Plan
      11-Computation of Earnings per Share
      27-Financial Data Schedule

(b). The Company did not file a report on Form 8-K for the period ended June 15, 1996.






                               -13-


                            SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   FOOD LION, INC.
                                   Registrant


DATE: July 30, 1996             BY:  Dan A. Boone
                                     Dan A. Boone
                                     Vice President-Finance
                                     Chief Financial Officer
                                     Principal Financial Officer
                                     (Duly Authorized Officer)






                               -14-
EXHIBIT INDEX


                                                         SEQ. PAGE
EXHIBIT #        DESCRIPTION                                NO.

  10a        Employee Stock Incentive Plan                 16-29
  10b        Key Executive Annual Incentive Bonus Plan     30-37

  11         Computation of Earnings per Share             38

  27         Financial Data Schedule                       39-40






                               -15-