Form 10-K/A
period 1995-12-30
FOOD LION INC
filed 1996-08-05
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549



Form 10-K/A



ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 30, 1995. Commission File Number. 0-6080.

               FOOD LION, INC.
(exact name of registrant as specified in its charter)

North Carolina                                 56-0660192
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification
 Number)

P.O. Box 1330
2110 Executive Drive, Salisbury, NC           28145
(Address of principal executive offices)     (zip code)

Registrant's telephone number, including area code:
(704) 633-8250

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   [ X]           No  [  ]


Outstanding shares of common stock of the Registrant as of March 21, 1996

Class A Common Stock - 236,087,225
Class B Common Stock - 235,502,114







                      FOOD LION, INC.

                           Form 10-K

                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and
Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     3.   Exhibits:

     Exhibit No.

     23   Consent of Independent Accountants




                           SIGNATURES

        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FOOD LION, INC.

Date:         8/5/96     By: Carol M. Herndon
                             Carol M. Herndon
                             Director of Accounting
                             Corporate Controller