Form 10-Q/A
period 1996-06-15
FOOD LION INC
filed 1996-08-13
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549



                         FORM 10-Q/A


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 15, 1996.  Commission File Number   0-6080


                       FOOD LION, INC.
   (exact name of registrant as specified in its charter)


NORTH CAROLINA                                     56-0660192
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

P.O. Box 1330, 2110 Executive Drive, Salisbury, NC  28145-1330
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

     Yes [ X ]      No [   ]


Outstanding shares of common stock of the Registrant as of July 19, 1996.

     Class A Common Stock          235,668,134
     Class B Common Stock          233,252,364











                       Page 1  of   25

                       FOOD LION, INC.
                         FORM 10-Q/A

PART II.

Item 6.        Exhibits and Reports on Form 8-K                 PAGE

(a).      Exhibits
               10c - Profit Sharing Restoration Plan            3 - 13
               10d - Supplemental Executive Retirement Plan    14 - 25




                            SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE
ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO
BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY
AUTHORIZED.

                                         FOOD LION, INC.
                                         Registrant

DATE: August 13, 1996               BY: Dan A. Boone
                                        Dan A. Boone
                                        Vice President - Finance
                                        Chief Financial Officer
                                        Principal Financial Officer
                                        (Duly Authorized Officer)







                            - 2 -