Form 10-Q
period 1996-09-07
FOOD LION INC
filed 1996-10-16
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                               FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 7, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes  X      No

Outstanding shares of common stock of the Registrant as of October 11, 1996.

       Class A Common Stock    235,945,613
       Class B Common Stock    232,902,364


                             Page 1 of 25

               The Exhibit index is located on page 14.

                           FOOD LION, INC.
                         INDEX TO FORM 10-Q
                          September 7, 1996

                                                              PAGE
                                                              NUMBER

Part I.    FINANCIAL INFORMATION

     Item 1. Financial Statements

             Statements of Income for the 12 and 36 weeks
             ended September 7, 1996 and September 9, 1995       3-4

             Balance sheets as of September 7, 1996,
             December 30, 1995 and September 9, 1995               5

             Statements of Cash Flows for the 36 weeks
             ended September 7, 1996 and September 9, 1995         6

             Notes to Financial Statements                         7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations       8-11

Part II.   OTHER INFORMATION

     Item 1. Legal Proceedings                                    12

     Item 2. Changes in Securities                                12

     Item 3. Defaults Upon Senior Securities                      12
     Item 4. Submission of Matters to a Vote of Security
             Holders                                              12

     Item 5. Other Information                                    12
     Item 6. Exhibits and Reports on Form 8-K                     12

     Signatures                                                   13

     Exhibit Index                                                14



                               -2-
                                 PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                         FOOD LION, INC.

                                       STATEMENTS OF INCOME
                                           (Unaudited)
                     For the 12 Weeks ended September 7, 1996 and September 9, 1995
                           (Dollars in thousands except per share data)

                                   September 7, 1996    September 9, 1995        12 WEEKS
                                            (A)              (B)                 (A)       (B)
                                                                                  %         %
Net sales                                $2,124,390       $1,913,982           100.00    100.00
Cost of goods sold                        1,662,329        1,515,690            78.25     79.19
Gross profit                                462,061          398,292            21.75     20.81

Selling and administrative expenses         322,498          282,575            15.18     14.77(1)
Interest expense                             19,197           14,980             0.90      0.78(1)
Depreciation                                 38,370           33,519             1.81      1.75(1)
                                            380,065          331,074            17.89     17.30


Income before income taxes                   81,996           67,218             3.86      3.51
Provision for income taxes                   31,978           26,215             1.51      1.37

Net income                               $   50,018       $   41,003             2.35      2.14

Earnings per share                       $     0.11       $     0.09
Dividends per share                      $     0.03       $     0.02

Weighted average number
of shares outstanding

Class A                                 235,731,888      241,997,345
Class B                                 233,182,364      238,893,281
Total                                   468,914,252      480,890,626


(1) Included a 0.21%, 0.14% and a 0.06% adjustment for Selling and Administrative Expenses, Interest Expense
and Depreciation, respectively, to correct an accounting misclassification made in earlier periods of
1995.  The 36 week data is correct as reported.

                                            -3-
                                 PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                         FOOD LION, INC.

                                       STATEMENTS OF INCOME
                                           (Unaudited)
                   For the 36 Weeks ended September 7, 1996 and September 9, 1995
                           (Dollars in thousands except per share data)

                                    September 7, 1996   September 9, 1995         36 WEEKS
                                            (C)               (D)                (C)       (D)
                                                                                  %         %
Net sales                                $6,233,257       $5,675,452            100.00    100.00
Cost of goods sold                        4,915,927        4,503,631             78.87     79.35
Gross profit                              1,317,330        1,171,821             21.13     20.65

Selling and administrative expenses         907,896          825,790             14.56     14.55
Interest expense                             57,840           52,545              0.93      0.93
Depreciation                                113,340          100,517              1.82      1.77
SFAS No. 121 charge                           9,640                               0.15
                                          1,088,716          978,852             17.46     17.25

Income before income taxes                  228,614          192,969              3.67      3.40
Provision for income taxes                   89,159           75,569              1.43      1.33

Net income                               $  139,455       $  117,400              2.24      2.07

Earnings per share                       $     0.30      $      0.24
Dividends per share                      $     0.08      $      0.07

Weighted average number
of shares outstanding

Class A                                 236,208,081      243,404,900
Class B                                 234,578,183      239,290,086
Total                                   470,786,264      482,694,986

                                       -4-

                                                 FOOD LION, INC.
                                                 BALANCE SHEETS
                                              (Dollars in thousands)
                                                   (Unaudited)

                                                          September 7, 1996      December 30, 1995     September 9, 1995
Assets
Current assets:
 Cash and cash equivalents                               $  149,448            $   70,035        $   172,929
 Receivables                                                137,869               127,995            145,014
 Inventories                                                886,842               881,021            799,944
 Prepaid expenses and other                                  79,343                73,362             74,107
    Total current assets                                  1,253,502             1,152,413          1,191,994

Property, at cost, less accumulated depreciation          1,568,221             1,492,852          1,393,074
        Total assets                                     $2,821,723            $2,645,265         $2,585,068

Liabilities and Shareholders' Equity
Current Liabilities:
 Accounts payable, trade                                 $  413,764            $  363,571         $  353,652
 Accrued expenses                                           362,235               316,569            323,876
 Capital lease obligations - current                         16,962                15,032             10,505
 Other liabilities - current                                  3,591                 3,523              3,850
 Income taxes payable                                    __________            __________         ____18,924
 Total current liabilities                                  796,552               698,695            710,807

Long-term debt                                              314,689               355,300            355,300
Capital lease obligations                                   411,717               372,645            319,900
Deferred income taxes                                        44,120                44,120             46,190
Deferred compensation                                           779                   726                644
Other liabilities                                            93,385                71,269             67,772
    Total liabilities                                     1,661,242             1,542,755          1,500,613

Shareholders' Equity:
  Class A non-voting common stock, $.50 par value           117,915               119,255            120,493
  Class B voting common stock, $.50 par value               116,451               118,313            119,229
    Retained earnings                                       926,115               864,942            844,733
     Total shareholders' equity                           1,160,481             1,102,510          1,084,455
        Total liabilities and shareholders' equity       $2,821,723            $2,645,265         $2,585,068









                                                      -5-
                              FOOD LION, INC.

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)
           For the 36 Weeks ended September 7, 1996 and September 9, 1995
                           (Dollars in thousands)

                                                          36 Weeks
                                           September 7, 1996   September 9, 1995

Cash flows from operating activities
 Net income                                         $139,455        $117,400

 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                     113,340         100,517
    Gain on disposals of property                   (    165)       (  1,554)
    SFAS No. 121 charge                                9,640
    Changes in operating assets and liabilities:
     Receivables                                    (  9,874)       (  4,386)
     Inventories                                    (  5,821)         53,340
     Prepaid expenses and other                     (  5,981)       (  6,202)
     Accounts payable and accrued expenses            95,859          42,075
     Income taxes payable                                           (  3,245)
     Deferred compensation                                53        (     24)
     Other liabilities                                22,184          10,923
              Total adjustments                      219,235         191,444

      Net cash provided by operating activities      358,690         308,844

Cash flows from investing activities
  Proceeds from disposal of property                  18,682          11,642
  Capital expenditures                              (163,211)       (126,651)
          Net cash used in investing activities     (144,529)       (115,009)

Cash flows from financing activities
 Net payments under short-term borrowings                           ( 20,000)
 Principal payments under capital lease obligations ( 12,653)       (  7,453)
 Principal payments on long-term debt               ( 40,000)       (     25)
 Proceeds from issuance of common stock                1,525              26
 Repurchase of common stock                         ( 44,344)       ( 25,539)
 Dividends paid                                     ( 39,276)       ( 34,784)
         Net cash used in financing activities      (134,748)       ( 87,775)

Net increase in cash and cash
 equivalents                                          79,413         106,060

Cash and cash equivalents at beginning
of period                                             70,035          66,869

Cash and cash equivalents at end of period          $149,448        $172,929


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

2)   Supplemental Disclosure of Cash Flow Information:

     Cash paid during the period for:

                               September 7, 1996    September 9, 1995

     Interest (net of amounts
     capitalized)*                    $54,091           $49,489
     Income taxes                      90,472            78,821

     *Interest capitalized                944             1,564

     Capital lease obligations for stores of $71,776 and $27,846 were incurred in the 36 week period of 1996 and 1995, respectively. Capital lease retirements of $18,121 and $4,173 were recorded in the 36 week period of 1996 and 1995, respectively.

     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

     During the third quarter additional Class A common stock of 77,341 shares were issued upon the conversion of $611 of long-term debt.



                                 -7-
Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

RESULTS OF OPERATIONS   (12 and 36 weeks ended September 7, 1996
compared to 12 and 36 weeks ended September 9, 1995)

Net sales increased 11.0% and 9.8% for the quarter and year to date, respectively. Same store sales increased 6.7% for the quarter and 6.0% year to date. Sales were positively impacted by successful marketing programs such as the Company's relationship with the National
Association for Stock Car Auto Racing ("NASCAR") and continued category management efforts, along with the renovation and expansion of older stores, as well as the conversion of most stores to 24-hour service. As discussed in Food Lion's 1995 Annual Report, the Company's Southwest market is generating positive cash flow, but is still not profitable.
Food Lion will continue to evaluate the performance of all corporate assets, including those in the Southwest, and if the Company's efforts to improve the Southwest market are not successful, the Company is prepared to make a decision regarding continued operations in that market area.


The 1996 business plan includes opening at least 50 new stores (up to 17 of these replacing older stores) and renovating approximately 120 existing stores. As of the end of the third quarter, the Company had opened 19 new stores (offsetting five older units), closed three stores and renovated 65 existing stores. In addition to the planned openings, the Company acquired the assets of Food Fair of North Carolina, Inc. in the first quarter which contributed nine additional stores, resulting in a total of 1,093 stores operating at the end of the third quarter this year compared with 1,048 stores at the end of the third quarter last year.

Gross profits increased 0.94% of sales for the quarter and 0.48% of sales year to date due to increases in the grocery, market, perishable and deli-bakery departments. Gross profits were positively impacted by increased customer traffic in the fresh departments (market and deli), areas that command a higher gross profit. Also contributing to the increase in the deli-bakery department was a 23.3% increase in the number of stores with deli-bakeries (816 stores this year at the end of the third quarter compared to 662 stores last year at the end of the third quarter). The Company's continued emphasis on the private label program (currently 15% of total sales versus 12% of total sales last year) has also contributed to the gross profit increase. Also positively impacting gross profits is the Company's conversion to 24-hour operations. The Company has noted that shoppers that trade with Food Lion during the extended hours are purchasing items that command a higher gross profit, such as snacks, chilled drinks, packs of cigarettes, etc.

For the quarter, selling and administrative expenses increased 0.41% of sales primarily due to increases in store rent and estimated losses accrued for costs associated with recent hurricanes that impacted many of the Company's market areas. Store rent included a provision accrued for future store closings of $12.7 million or 0.60% of sales. Offsetting these increases were decreases (as a percentage of sales) in certain variable costs such as salaries, supplies, benefits and repairs as the Company controlled these costs during periods of strong sales performance. Year to date, selling and administrative expenses increased 0.01% of sales.(1)


Interest expense increased 0.12% of sales during the quarter primarily due to an increase in the number of stores with capital leases (423 this year compared to 364 last year) offset by a decrease in interest resulting from the repurchase of Note Purchase Agreements totaling $40.0 million during the second quarter this year. (1)

Depreciation increased 0.06% of sales and 0.05% of sales for the quarter and year to date, respectively, primarily due to remodeling of stores and new store openings since third quarter last year.(1)

During the first quarter of 1996, Food Lion implemented Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" (SFAS No. 121). The implementation of SFAS No. 121 created a non-operating, non-cash charge against first quarter earnings of $9.6 million to properly reflect the carrying value of the Company's assets. Excluding the SFAS No. 121 charge, earnings per share were $0.31 as of September 7, 1996.

At year end 1993, the Company established a pre-tax charge of $170.5 million (approximately $104 million after tax) to cover management's best estimate of the costs associated with closing 88 underperforming stores in 1994. During the first six months of 1994, the Company closed 84 of these stores (a decision was made in early 1994 to keep four stores open). As of the end of the third quarter 1996, the Company has charged $71.0 million against the provision , primarily as a result of the payment of remaining rent obligations on leased stores, and the disposition of store inventory and property. As of September 7, 1996, the Company had made no additional adjustments to the realizable value of the properties. The Company believes the provision is adequate at this time and will continue to monitor and evaluate the provision to make necessary adjustments.

(1)Last year the third quarter included a 0.21%, 0.14%, 0.06% of sales adjustment for selling and administrative expenses, interest expense and depreciation, respectively, to adjust for the misclassification of certain leases as capital rather than operating in the first two quarters of 1995. Year to date is correct as reported.

Liquidity and Capital Resources

Cash provided by operating activities totaled $358.7 million for the 36 weeks ended September 7, 1996 compared with $308.8 million for the same period last year. The increase in 1996 was primarily a factor of increased net income along with an increase in payables and costs related to future planned store closings, offset by changes in the comparative levels of inventory.

Capital expenditures totaled $163.2 million for the 36 weeks ended September 7, 1996 compared with $126.7 million for the same period in 1995. The increase is primarily the result of equipment costs for renovations and new stores along with costs associated with the Food
Fair acquisition during 1996. The Company opened twelve new stores and renovated 24 existing stores during the third quarter of 1996. For the year, Food Lion plans to open a total of at least 50 new stores and renovate 120 stores. The majority of the new stores will be opened under conventional leasing arrangements and, as a result, the impact on liquidity of owning stores will be insignificant in 1996.

Significant cash capital expenditures currently estimated for the remainder of 1996 are as follows:

     Store expansion and new store construction        $32 million
     Equip new and renovated stores                    $52 million
     Land costs                                        $ 1 million

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

The Company maintains the following bank and credit lines:

    $250 million commercial paper program under which no borrowings were outstanding during the third quarter or as of September 7, 1996 and September 9, 1995.

    A revolving credit facility with a syndicate of commercial banks providing $350 million in committed lines of credit. This facility will expire in November, 1999. There were no borrowings against these lines as of September 7, 1996 and September 9, 1995.


    Additional short-term committed lines of credit totaling $30.5 million. These lines of credit are available when needed. The company is not required to maintain compensating balances and borrowings may occur periodically. Borrowings during the quarter were as follows (see table below):

                  $30.5 million Short-term Committed Lines

                                               1996        1995
      Outstanding borrowings at end
        of third quarter                      0               0
      Average borrowings                   $ 3.0 million      0
      Maximum amount outstanding           $24.0 million      0
      Daily weighted average interest rate   5.543%          N/A


    Periodic short-term borrowings under informal credit arrangements, which are available to the Company at the discretion of the lender. Borrowings for the quarter were as follows (see table below):


                           Informal Credit Lines

                                               1996        1995
      Outstanding borrowings at end
        of third quarter                      0               0
      Average borrowings                   $ 3.7 million      0
      Maximum amount outstanding           $20.0 million      0
      Daily weighted average interest rate   5.543%          N/A



During the third quarter of 1996, the Company expended $5.7 million for the purchase of Class A and Class B shares, as part of the Company's stock repurchase plans. The Company purchased 45,000 shares of Class A stock during the quarter at an average price of $8.25 per share, and 650,000 shares of Class B stock at an average price of $8.21 per share. Additional purchases may be made in the open market under the current program which began May, 1996 as deemed in the best interest of shareholders. Since the inception of the original plan began in May, 1995, 8,687,615 Class A shares and 6,668,750 Class B shares have been repurchased at a total cost of $95.3 million.

Part II       OTHER INFORMATION

Item 1.       Legal Proceedings

              The Company has had no significant developments related to legal matters since the Item 1 disclosure included in the Company's Form 10Q filed on July 30, 1996 for the quarter ended June 15, 1996.




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

(b). The Company did not file a report on Form 8-K for the period ended September 7, 1996.

                            SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   FOOD LION, INC.
                                   Registrant


DATE  October 16,1996              BY: Carol M. Herndon
                                     Carol M. Herndon
                                     Corporate Controller
                                     Principal Accounting Officer





                                 -13-
EXHIBIT INDEX


                                                         SEQ.Page
 EXHIBIT #   DESCRIPTION                                    No.


  10         Employee Severance Agreement                  15-22
  11         Computation of Earnings per Share               23
  27         Financial Data Schedule                       24-25





                               -14-