Form 10-K405
period 1996-12-28
FOOD LION INC
filed 1997-03-27
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1996. Commission File No. 0-6080

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the price of such stock at the close of business on March 20, 1997 was $948,475,788. For purposes of this report and as used herein, the term "non-affiliate" includes all shareholders of the Registrant other than Directors, executive officers, and other senior management of the Registrant and persons holding more than five per cent of the outstanding voting stock of the Registrant.




     Outstanding shares of common stock of the Registrant as of March 20, 1997.
                  Class A Common Stock - 236,167,692
                  Class B Common Stock - 232,902,364

     Exhibit index is located on sequential page 19 hereof.


                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K:

1. Annual Report to Shareholders for the year ended December 28, 1996 are incorporated by reference in Part II hereof.


2. Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company to be held on May 1, 1997, are incorporated by reference in
    Part III hereof.



                                PART I
Item 1.  Business.

     Food Lion, Inc. (the "Company") engages in one line of business, the operation of retail food supermarkets principally in the southeastern United States. The Company was incorporated in North Carolina in 1957 and maintains its corporate headquarters in Salisbury, North Carolina.

      The Company's stores, which are operated under the name of "Food Lion," sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food, deli/bakery and non-food items such as health and beauty aids and other household and personal products. The Company offers nationally and regionally advertised brand name merchandise as well as products manufactured and packaged for the Company under the private label of "Food Lion." The Company offers over 20,000 Stock Keeping Units (SKU's)at everyday low prices in its prototype 35,000 square foot model.

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


As of December 28, 1996, 1,112 supermarkets were in operation, of which 9 were located in Delaware, 106 in Florida, 58 in Georgia, 14 in Kentucky, 5 in Louisiana, 32 in Maryland, 387 in North Carolina, 8 in Oklahoma, 9 in Pennsylvania, 104 in South Carolina, 75 in Tennessee, 48 in Texas, 241 in Virginia and 16 in West Virginia. As of March 20, 1997, the Company had opened 9 supermarkets since December 28, 1996, closed 15 supermarkets, relocated 3 supermarkets and had signed leases for 16 supermarkets which are expected to open in either 1997 or 1998.

     Warehousing and distribution facilities, including its transportation fleet, are owned and operated by the Company and are located in Green Cove Springs and Plant City, Florida; Salisbury and Dunn, North Carolina; Greencastle,Pennsylvania; Elloree, South Carolina; Clinton, Tennessee; Roanoke,Texas and Disputanta, Virginia.

     As of December 28, 1996, the Company employed 27,924 full-time and 45,246 part-time employees.

The following table shows the number of stores opened, closed and relocated and the number of stores open at the end of each year for the past three years.


            # Stores       # Stores            #Stores      #Stores Opened
              Opened         Closed          Relocated       Year-end

1996            64            ( 3)             (22)           1,112
1995            47            ( 1)             (12)           1,073
1994            30            (84)             ( 3)           1,039



On December 18, 1996, the Company acquired Kash n' Karry Food
Stores, Inc., which as of March 20,1997 operated 99 additional stores in West Central Florida ("Kash n Karry"). References to the Company do not include Kash n' Karry, unless the context otherwise requires.



Item 2.  Properties.

     Supermarkets operated by the Company in the southeastern United States average 29,300 square feet in size. The Company's current prototype retail format is a 35,000 square foot model with a deli/bakery department. All of the Company's supermarkets are self-service stores which have off-street parking facilities.
With the exception of 109 owned supermarkets, the Company occupies its various supermarket premises under lease agreements providing for initial terms of up to 25 years, with options generally ranging from ten to twenty years.

     The table below sets forth information with respect to the expiration of leases on supermarkets and surrounding land in operation by the Company on December 28, 1996.


  Year of       Number of Leases
Expiration*       which expire

  1997                 1
  1998                 1
  1999                 2
  2001                 1
  2004                 2
  2005-2010            9
  2012-2016            9
  2017-2021           19
  2022-2026           91
  2027-2031          439
  2032-2036          343
  2037-2041           73
  2042-2047           12
  2050-2051            3
  2016                 1
  2017                 3
  2018                 3
  2019                 4
  2020                 3
  2021                 6
  2022                 6
  2023                12
  2024                11
  2025                19


*NOTE:  Year of expiration includes renewal terms.


The following table identifies the location and square footage of distribution centers and office space owned by the Company as of December 28, 1996.

                                  Location of
                                   Property               Square Footage

  Distribution Center #1         Salisbury, NC                 1,630,233
  Distribution Center #2         Disputanta, VA                1,123,718
  Distribution Center #3         Elloree, SC                   1,098,612
  Distribution Center #4         Dunn, NC                      1,224,652
  Distribution Center #5         Green Cove Springs, FL          832,109
  Distribution Center #6         Clinton, TN                     833,042
  Distribution Center #7         Greencastle, PA               1,236,124
  Distribution Center #8         Plant City, FL                  758,549
  Distribution Center #9         Roanoke, TX                   1,254,169
  Corporate Headquarters         Salisbury, NC                   271,592
                                                              10,262,800

Item 3.   Legal Proceedings.

Longman et al. v. Food Lion, Inc. and Tom E. Smith, 4:92 CV 696 (M.D.N.C.) (complaint filed November 12, 1992, and amended January 23, 1993)
("Longman"); and
Feinman et al. v. Food Lion, Inc. and Tom E. Smith, 4:92 CV 705 (M.D.N.C.) (complaint filed November 13, 1992) ("Feinman").

The Longman and Feinman actions assert claims against the Company and Tom E. Smith under Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 for securities fraud and claims of common law fraud and negligent misrepresentation. The actions have been consolidated for discovery and trial purposes and the court has granted class certification motions, certifying a single class composed of those persons who purchased common stock of the Company from May 7, 1990 through November 5, 1992 and were damaged thereby. Merits discovery has concluded in the actions. The Company and Mr. Smith have filed motions for summary judgment on all claims and plaintiffs have filed a motion for summary judgment on certain affirmative defenses asserted by the Company and Mr. Smith. The actions seek compensatory damages, plaintiffs' attorneys' fees and costs, punitive damages, prejudgment interest and certain other relief. Based on currently available information, the Company believes that any resulting liability will not have a material adverse effect on the financial condition or results of operations of the Company.

In re Food Lion, Inc. Fair Labor Standards Act  "Effective
Scheduling" Litigation,
MDL Docket No. 929, pursuant to which a number of actions against the Company were transferred by the Multi-District Litigation Panel to the United States District Court for the Eastern District of North Carolina for pretrial proceedings (the "Multi-District Action"). Those pretrial proceedings are complete and pursuant thereto, a number of claims were dismissed. Approximately 67 claims dismissed from the North Carolina cases were consolidated and certified for appeal to the United States Court of Appeals for the Fourth Circuit. The Fourth Circuit has held in abeyance its decision on these appeals pending entry of a final order as to all other claims previously dismissed in the Multi-District Action so that dismissed claims from other states may be joined and consolidated in the current appeal to the Fourth Circuit. Approximately 123 claims dismissed from the South Carolina and Florida cases would be eligible to join this Appeal. The remaining cases involve the claims of approximately 111 plaintiffs in South Carolina. Based on currently available information, the Company believes that any resulting liability will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

This item is not applicable.

Executive Officers of the Registrant

The names and ages of the current executive officers of the Company and their positions as of March 7, 1997, are set forth below. The footnotes following the table below include the business experience during the past five years for each executive officer who has been employed by the Company for fewer than five years. Unless otherwise indicated by footnote, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

Name and all Positions with  Age    Year First      Year First
the Company Held at March           Elected         Elected to
1, 1997                             Officer         Present
                                                    Office
Tom E. Smith                 55     1974            1981
President and Chief
Executive Officer

Joseph C. Hall, Jr.          47     1988            1995
Senior Vice President and
Chief Operating Officer

R. William McCanless         39     1993            1996
Senior Vice President,
Chief Administrative
Officer
and Secretary

Jay J. Abraham 1             40     1994            1994
Vice President of Marketing

A. Edward Benner, Jr.        55     1980            1996
Vice President and Chief
Information Officer

Robert J. Brunory            42     1994            1994
Vice President
Procurement/Category
Management


Charles C. Buckley           61     1986            1995
Vice President of
Operations/Southern
Division

Larry A. Cooper 2            48     1996            1996
Vice President of
Distribution

W.Bruce Dawson               44     1995            1995
Vice President of
Operations/Northern
Division

Laura Kendall 3              45     1997            1997
Vice President and Chief
Financial Officer

Pamela K. Kohn               32     1995            1995
Vice President of
Operations/Central Division

Eugene R. McKinley           63     1980            1980
Vice President of Human
Resources

Lester C. Nail4              36     1995            1995
Vice President Legal
Affairs
and Assistant Secretary

Edwin F. Oberle 5            56     1994            1995
Vice President of Real
Estate & Store Development

Carol Herndon                33     1991            1994
Corporate Controller and
Director of Accounting

Michael J. Price             37     1991            1991
Director of Finance and
Treasurer


_______________________
1 Prior to joining Food Lion in 1994, Mr. Abraham was Vice President of Marketing, Weight Watchers Company, a wholly owned subsidiary of the H.J. Heinz Company.
2 Mr.Cooper was Vice President of Distribution at Ralphs Grocery Company prior to joining Food Lion in 1996.
3 From 1988 to 1995, Ms. Kendall served as the Chief Financial Officer for F & M Distributors. From 1995 until March of 1997, she was the presiding officer overseeing the liquidation process for F&M Distributors.
4 Prior to joining Food Lion in 1995, Mr. Nail served as Corporate Counsel to Wal-Mart Stores, Inc.
5 Prior to joining Food Lion in 1993, Mr. Oberle served as Senior Vice President of Real Estate and Corporate Secretary of Victory Markets, Inc. until 1993 and then as an Attorney with Brown Law Offices.

                               PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

     The information pertaining to the Class A and Class B Common Stock price range, dividends and record holders discussed beneath the headings "Market Price of Common Stock" and "Dividends Declared Per Share of Common Stock" in the Annual Report to Shareholders for the year ended December 28, 1996, is hereby incorporated by reference.


Item 6.  Selected Financial Data.

     The information set forth beneath the heading "Ten Year
Summary of Operations" in the Annual Report to Shareholders for the year ended December 28, 1996, is hereby incorporated by reference.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The information set forth beneath the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the year ended December 28, 1996, is hereby incorporated by reference.


Item 8.  Financial Statements and Supplementary Data.

     The financial statements, including the accompanying notes and results by quarter, set forth beneath the headings "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Shareholders' Equity", "Notes to Consolidated Financial Statements" and "Results by Quarter" in the Annual Report to Shareholders for the year ended December 28, 1996, are hereby incorporated by reference.


Item 9.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure.

     This item is not applicable.


                               PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information pertaining to nominees for election as directors set forth beneath the heading "Election of Directors" in the proxy statement for the 1997 Annual Meeting of Shareholders to be held May 1, 1997 is incorporated by reference. Information concerning the Company's executive officers is contained under the heading "Executive Officers of the Registrant" in Part I of this report.
                                      -8-


Item 11.  Executive Compensation.

     The information pertaining to executive compensation set forth beneath the heading "Report of the Senior Management Compensation Committee, Stock Option Committee and Board of Directors" in the Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on May 1, 1997, is hereby incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     The information pertaining to security ownership of certain beneficial owners and management set forth beneath the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on May 1, 1997, is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions.

     The information relating to certain relationships and related transactions set forth beneath the headings "Employment Plans and Agreements - Low Interest Loan Plan" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement for the 1997 Annual Meeting of Shareholders to be held May 1, 1997, is hereby incorporated by reference.




                              PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.


     (a) The following documents are filed as part of this report:

          1.  Financial Statements:

              The following financial statements are incorporated by reference in Item 8 hereof from the Annual Report to Shareholders for the year ended December 28, 1996:


                                                              ANNUAL REPORT
                                                              PAGE NO.

              Consolidated Statements of Income for the years
              ended December 28, 1996, December
              30, 1995 and December 31, 1994                       20

              Consolidated Balance Sheets, as of December 28,
              1996 and December 30, 1995                           21

              Consolidated Statements of Cash Flows for the
              years ended December 28, 1996,December 30, 1995
              and December 31, 1994                                22

              Consolidated Statements of Shareholders' Equity
              for the years ended December 28, 1996,
              December 30, 1995 and December 31, 1994              23

              Notes to Consolidated Financial Statements        24-28

              Results by Quarter (unaudited)                       29



                                                                 10-K
                                                                PAGE NO.
          2.  Financial Statement Schedules:

              Report of Independent Accountants                   17


              II.  Valuation and Qualifying Accounts              18




     All other schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     With the exception of the financial statements listed in the above index, the information referred to in Items 5, 6, 7 and the supplementary quarterly financial information referred to in Item 8, all of which is included in the 1996 Annual Report to Shareholders of Food Lion, Inc. and incorporated by reference into this Form 10-K Annual Report, the 1996 Annual Report to Shareholders is not to be deemed "filed" as part of this report.


          3.  Exhibits:

          Exhibit No.

          3(a) Articles of Incorporation, together with all amendments thereto (through May 5, 1988)
                  (incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K dated March 24, 1992)

          3(b)    Bylaws of the Company effective May 4,1995

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

         10(g) Declaration of Amendment to the Company's Annual Incentive Bonus Plan effective as of December 14, 1987 (incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K dated March 20, 1989)

         10(h) Employment Agreement dated August 1, 1991 between the Company and Tom E. Smith (incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K dated March 24, 1992)


         10(i) Stock Purchase Agreement dated June 30, 1981 between the Company and Ralph W. Ketner
                  (incorporated by reference to Exhibit 10(j) of the Company's Annual Report on Form 10-K dated
                  April 1, 1987)

         10(j)    Amended and Restated Food Lion, Inc. 1983
                  Employee Stock Option Plan (incorporated by reference to Exhibit 10(k) of the Company's Annual Report on Form 10-K dated March 24, 1992)

         10(k)    1991 Employee Stock Option Plan of Food Lion,
                  Inc. (incorporated by reference to Exhibit 10(l) of the Company's Annual Report on Form 10-K dated
                  March 24, 1992)

         10(l) Split Dollar Life Insurance Agreement between the Company and Tom E. Smith (incorporated by reference to Exhibit 10(o) of the Company's
                  Annual Report on Form 10-K dated April 1, 1987)

         10(m) Split Dollar Life Insurance Agreement between the Company and Tom E. Smith issued May 25, 1988 (incorporated by reference to Exhibit 10(w) of the Company's Annual report on Form 10-K dated March 20, 1989)


        10(n)    Letter Agreement dated May 10, 1990 between the
                 Company and Ralph W. Ketner (incorporated by reference to Exhibit 10(q) of the Company's Annual Report on Form 10-K dated March 25, 1991)

         10(o) U.S. Distribution Agreement dated August 20, 1991 between the Company and Goldman, Sachs & Co. and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount of the Company's Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company's Annual Report on Form 10-K dated March 24, 1992)


         10(p) License Agreement between the Company and Etablissements Delhaize Freres Et Cie "Le Lion" S.A. dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company's Annual Report on Form 10-K dated March 31, 1994)

         10(q) Employee Severence Agreement dated July 13, 1995 between the Company and John P. Watkins (incorporated by reference to
                  Exhibit 10 of the Company's Quarterly Report on Form 10-Q dated September 9, 1995)

         10(r) 1996 Employee Stock Incentive Plan of Food Lion, Inc. (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q dated July 30, 1996)

         10(s) Key Executive Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q dated July 30, 1996)


         10(t) Profit Sharing Restoration Plan effective as of May 4, 1995 (incorporated by reference to Exhibit 10(c) of the Company's 10-Q A dated August 13, 1996)

         10(u)    Supplemental Executive Retirement Plan effective as of
                  May 4, 1995 (incorporated by reference to
                  Exhibit 10(d) of the Company's 10-Q A dated August 13, 1996)

         10(v) Employee Severance Agreement dated September 5, 1996 between the Company and Dan A. Boone (incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q dated October 16, 1996)


         10(w) Employment Agreement dated as of February 27,1997 between Joseph C. Hall,Jr.and the Company


         10(x)    Employment Agreement dated as of February 27,1997 between
                  R. William McCanless and the Company


         10(y) Agreement and Plan of Merger dated as of October31, 1996 among the Company, KK Acquisition Corp. and Kash n' Karry Food Stores, Inc. (incorporated by reference to Exhibit 2 of the Company's 8-k dated October 31, 1996)


         10(z) Stockholders' Agreement, dated as of October 31, 1996, among the Company, KK Acquisition Corp., Kash n' Karry Food Stores, Inc. and the stockholders of Kash n' Karry Food Stores, Inc. signatory thereto (incorporated by reference to Exhibit 10 of the Company's 8-K dated October 31,1996)


        10(aa) $700,000,000 Revolving Credit Facility dated as of December 16, 1996 among the Company and various banks, and Chase Manhattan Bank, as Administrative Agent, and Wachovia Bank of North Carolina, N.A., as Documentation Agent.



        11        Computation of Earnings Per Share

        13 Annual Report to Shareholders for the year ended December 28, 1996

        23        Consent of Independent Accountants

        27        Financial Data Schedule

        99 Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K

 (b)     Reports on Form 8-K:


         The Company filed a report on Form 8-K pursuant to Item 5 and Item 7 on November 4, 1996 announcing a) an agreement and plan of merger and
         b) stockholders agreement and c) press release.

         The Company filed a report on Form 8-K pursuant to Item 5 and Item 7 on January 6, 1997 announcing a) merger closing and b) press release.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: 03/26/97                    By    Tom E. Smith
                                       Tom E. Smith
                                       President, Chief Executive
                                       Officer, Principal
                                       Executive Officer and Director




     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: 03/26/97                    By    Tom E. Smith
                                       Tom E. Smith
                                       President, Chief Executive
                                       Officer, Principal
                                       Executive Officer and Director

Date: 03/26/97                     By    Pierre-Olivier Beckers
                                       Pierre-Olivier Beckers
                                       Director


Date:03/26/97                     By    Dr. Jacqueline K. Collamore
                                       Dr. Jacqueline K. Collamore
                                       Director

Date: 03/26/97                    By    Jean-Claude Coppieters t Wallant
                                       Jean-Claude Coppieters t Wallant
                                       Director


Date: 03/26/97                    By    William G. Ferguson
                                       William G. Ferguson
                                       Director

Date:03/26/97                    By    Dr. Bernard Franklin
                                       Dr. Bernard Franklin
                                       Director

Date: 03/26/97                    By    Joseph C. Hall
                                      Joseph C. Hall
                                      Senior Vice President of Operations
                                      Director


Date: 03/26/97                    By    Margaret H. Kluttz
                                       Margaret H. Kluttz
                                       Director

Date:  03/26/97                    By    Philippe Stroobant
                                       Philippe Stroobant
                                       Director

Date: 03/26/97                    By    Gui de Vaucleroy
                                       Gui de Vaucleroy
                                       Director


Date:03/26/97                    By    R.William McCanless
                                       R.William McCanless
                                       Chief Administrative Officer
                                       and Secretary


Date: 03/26/97                    By    Laura Kendall
                                       Laura Kendall
                                     Vice President of Finance,
                                     Chief Financial Officer
                                     Principal Financial Officer

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Food Lion, Inc.:

     We have audited the consolidated financial statements of Food Lion,Inc.and subsidiary as of December 28, 1996 and December 30, 1995, and for each of the three fiscal years in the period ended December 28, 1996, which financial statements are included on pages 20 through 28 of the 1996 Annual Report to Shareholders of Food Lion, Inc.
incorporated by reference herein. We have also audited the financial statement schedule listed in the index on page 10 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Food Lion, Inc. and subsidiary,as of December 28, 1996 and December 30, 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Charlotte, North Carolina
February 18, 1997
                                               COOPERS & LYBRAND, L.L.P.

                                                  SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS



Column A                                  Column B                  Column C                     Column D      Column E
                                         Balance at         (1)     Additions   (2)
                                         Beginning      Charged to        Charges to other      Deductions-    Balance at end
Description                              of Period      Cost & Expenses   accounts-describe     describe       of period

1996
Furniture, Fixtures &
 Equipment                               15,407,346                                           (  8,266,959)      7,140,387

Leasehold Improvements                       49,346                                                                 49,346

Buildings                                42,741,961                                            (22,872,709)     19,869,252

Other Liabilities                        47,750,680                                             (7,072,667)     40,678,013

Accrued Expenses                         20,412,592                                            ( 1,141,127)     19,271,465
                                       $126,361,925     $                                      (39,353,462)    $87,008,463


1995
Furniture, Fixtures &
 Equipment                             $ 22,538,511  B                                         ( 7,131,165)     15,407,346

Leasehold improvements                      407,586  B                                         (   358,240)     49,346

Buildings                                60,676,705  B                                         (17,934,744)     42,741,961

Other liabilities                        51,353,503  B                                         ( 3,602,823)     47,750,680

Accrued expenses                         22,571,672  B                                         ( 2,159,080)     20,412,592
                                       $157,547,977     $                                      (31,186,052)   $126,361,925

1994
Furniture, Fixtures &
 Equipment                             $ 24,177,600  A                                         ( 1,639,089)    $22,538,511

Leasehold improvements                    1,417,007  A                                         ( 1,009,421)    407,586

Buildings                                61,500,004  A                                         (   823,299)     60,676,705

Other liabilities                        55,100,000  A                                         ( 3,746,497)     51,353,503

Accrued expenses                         28,305,389  A                                         ( 5,733,717)     22,571,672
                                       $170,500,000     $                                      (12,952,023)   $157,547,977





(A) Represents provisions against the assets of stores closed in 1994 to reflect the estimated realizable value, the present value of remaining rent payments on leased stores and other costs associated with the store closings such as legal expenses and relocation expenses.

(B) Certain items in the 1994 financial information have been reclassified for comparative purposes.


                            EXHIBIT INDEX
                                  to
                    ANNUAL REPORT ON FORM 10-K of
                           Food Lion, Inc.
                   For Year Ended December 28, 1996

                                                                  Sequential
                                                                    Page No.
Exhibit No.               Description


     3(a) Articles of Incorporation, together with all amendments thereto (through May 5, 1988)
             (incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K dated
             March 24, 1992)

     3(b)    Bylaws of the Company effective May 4, 1995

     4(a) Indenture dated as of August 15, 1991 between the Company and the Bank of New York, Trustee, providing for the issuance of an unlimited amount of Debt
             Securities in one or more series (incorporated by reference to Exhibit 4(a) of the Company's Annual Report on Form 10-K dated March 24, 1992)

     4(b)    Form of Food Lion, Inc. Medium Term Note (Global Fixed
             Rate) (incorporated by reference to Exhibit 4(b) of the Company's Annual Report on Form 10-K dated March 24,1992)

    10(a) Low Interest Loan Plan (incorporated by reference to Exhibit 19(a) of the Company's report on Form 8-K dated October 27,
             1986)

    10(b) Form of Deferred Compensation Agreement (incorporated by reference to Exhibit 19(b) of the Company's report on Form 8-K dated October 27, 1986)

    10(c) Form of Salary Continuation Agreement (incorporated by reference to Exhibit 19(c) of the Company's report on Form 8-K dated October 27, 1986)

    10(d) 1994 Shareholders' Agreement dated as of the 15th day of September 1994 among Etablissements Delhaize Freres et Cie "Le Lion" S.A., Delhaize The Lion America, Inc., and the Company (incorporated by reference to Exhibit 10 of the Company's Report on Form 8-K dated October 7, 1994)

    10(e)    Proxy Agreement dated January 4, 1991 between
             Etablissements Delhaize Freres et Cie "Le Lion"
             S.A. and Delhaize The Lion America, Inc.(incorporated by reference to Exhibit 10(e) of the Company's Annual Report on form 10-K dated March 25, 1991)

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


    10(i) Stock Purchase Agreement dated June 30, 1981 between the Company and Ralph W. Ketner (incorporated by reference to Exhibit 10(j) of the Company's Annual
             Report on Form 10-K dated April 1, 1987)

    10(j)    Amended and Restated Food Lion, Inc. 1983 Employment
             Stock Option Plan (incorporated by reference to
             Exhibit 10(k) of the Company's Annual Report on Form
             10-K dated March 24, 1992)

    10(k)    1991 Employee Stock Option Plan of Food Lion, Inc.
             (incorporated by reference to Exhibit 10(l) of the
             Company's Annual Report on Form 10-K dated March 24,
             1992)

    10(l)    Split Dollar Life Insurance Agreement between the
             Company and Tom E. Smith (incorporated by reference to Exhibit 10(o) of the Company's Annual Report on
             Form 10-K dated April 1, 1987)

    10(m) Split Dollar Life Insurance Agreement between the Company and Tom E. Smith issued May 25, 1988 (incorporated by reference to Exhibit 10(w) of the Company's Annual report on Form 10-K dated March 20, 1989)

    10(n) Letter Agreement dated May 10, 1990 between the Company and Ralph W. Ketner (incorporated by reference to Exhibit 10(q) of the Company's Annual Report on Form 10-K dated March 25, 1991)

    10(o) U.S. Distribution Agreement dated August 20, 1991 between the Company and Goldman, Sachs & Co and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount to the Company's Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company's Annual Report on Form 10-K dated March 24, 1992)

    10(p) License Agreement between the Company and Etablissements Delhaize Freres Et Cie "Le Lion" S.A. dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company's Annual Report on Form 10-K dated March 31, 1994)

    10(q) Employee Severence Agreement dated July 13, 1995 between the Company and John P. Watkins (incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q dated September 9, 1995)

    10(r) 1996 Employee Stock Incentive Plan of Food Lion, Inc.(incorporated by reference to Exhibit 10(a) of the Company's
             Quarterly Report on Form 10-Q dated July 30, 1996)

    10(s) Key Executive Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q dated July 30, 1996)

    10(t) Profit Sharing Restoration Plan effective as of May 4, 1995 (incorporated by reference to Exhibit 10(c) of the Company's 10-Q A dated August 13, 1996)

    10(u) Supplemental Executive Retirement Plan effective as of May 4, 1995
             (incorporated by reference to Exhibit 10(d) of the Company's 10-Q A dated August 13, 1996)

    10(v) Employee Severance Agreement dated September 5, 1996 between the Company and Dan A. Boone (incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q dated October 16, 1996)


    10(w) Employment Agreement dated as of February 27,1997 between Joseph C.Hall,Jr. and the Company.


    10(x) Employment Agreement dated as of February 27,1997 between R.William McCanless and the Company.


    10(y)   Agreement and Plan of Merger dated as of October 31,
            1996 among the Company, KK Acquisition Corp.
            and Kash n' Karry Food Stores, Inc. (incorporated by reference to Exhibit 2 of the Company's 8-K dated October 31, 1996)

    10(z) Stockholders' Agreement, dated as of October 31, 1996, among the Company, KK Acquisition Corp., Kash n' Karry Food Stores, Inc. and the stockholders of Kash n' Karry Food Stores, Inc. signatory thereto (incorporated by reference to Exhibit 10 of the Company's 8-K dated October 31,1996)


    10(aa)  $700,000,000 Revolving Credit Facility dated as of
            December 16,1996 among the Company and various banks, and Chase Manhattan Bank, as Administrative Agent, and Wachovia Bank of North Carolina, N.A., as
            Documentation Agent.



     11     Computation of Earnings Per Share

     13     Annual Report to Shareholders for the year ended
            December 28, 1996

     23     Consent of Independent Accountants

     27     Financial Data Schedule

     99 Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K



(b)   Reports on Form 8-K:


           The Company filed a report on Form 8-K pursuant to Item 5 and
           Item 7 and Item 7 on November 4, 1996 announcing a) an agreement and plan of merger, b) stockholders agreement and
           c) press release.

            The Company filed a report on Form 8-K pursuant to
            Item 5 and Item 7 on January 6, 1997 announcing a) merger closing and b) press release.