Form 10-Q
period 1997-03-22
FOOD LION INC
filed 1997-05-05
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 22,1997

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
                                              Yes  X      No

Outstanding shares of common stock of the Registrant as of April 25, 1997.

       Class A Common Stock      236,056,252
       Class B Common Stock      232,727,364

                                       Page 1 of 67

                    The Exhibit index is located on page 14.
                                 FOOD LION, INC.
                               INDEX TO FORM 10-Q
                                 March 22, 1997


                                                                       PAGE
                                                                     NUMBER

Part I.    FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Statements of Income for the
             12 weeks ended March 22, 1997 and March 23, 1996      3

             Consolidated Balance sheets as of March 22, 1997,
             December 28, 1996 and March 23, 1996                  4

             Consolidated Statements of Cash Flows for the
             12 weeks ended March 22, 1997 and March 23, 1996      5

             Notes to Consolidated Financial Statements            6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations       7-11

Part II.   OTHER INFORMATION

     Item 1. Legal Proceedings                                    12

     Item 2. Changes in Securities                                12

     Item 3. Defaults Upon Senior Securities                      12

     Item 4. Submission of Matters to a Vote of Security          12
             Holders

     Item 5. Other Information                                    12

     Item 6. Exhibits and Reports on Form 8-K                     12

     Signatures                                                   13

     Exhibit Index                                                14


                                        PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                               FOOD LION, INC.

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
                          For the 12 Weeks ended March 22, 1997 and March 23, 1996
                                 (Dollars in thousands except per share data)

                                   March 22, 1997    March 23, 1996              12 WEEKS
                                            (A)              (B)                 (A)       (B)
                                                                                  %         %
Net sales                                $2,276,746       $2,024,453           100.00    100.00
Cost of goods sold                        1,779,885        1,612,830            78.18     79.67
Gross profit                                496,861          411,623            21.82     20.33

Selling and administrative expenses         346,841          278,988            15.23     13.78
Depreciation and amortization                48,697           37,019             2.14      1.83
Asset impairment reserve                       -               9,640             0.00      0.47
Operating income                            101,323           85,976             4.45      4.25
Interest expense                             26,685           19,004             1.17      0.94
Income before income taxes                   74,638           66,972             3.28      3.31
Provision for income taxes                   29,109           26,119             1.28      1.29

Net income                               $   45,529       $   40,853             2.00      2.02

Earnings per share                       $     0.10       $     0.09
Dividends per share                      $     0.03       $     0.03

Weighted average number
of shares outstanding

Class A                                 236,195,448      237,202,480
Class B                                 233,902,364      235,935,114
Total                                   469,097,812      473,137,594


                                              FOOD LION, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                           Dollars in thousands)
                                                (Unaudited)

                                                          March 22, 1997      December 28, 1996     March 23, 1996
Assets
Current assets:
 Cash and cash equivalents                               $  101,205            $  102,371        $   135,119
 Receivables                                                142,509               151,163            130,483
 Inventories                                                974,861             1,065,743            875,719
 Prepaid expenses and other                                  30,463                33,660             20,495
 Deferred tax asset                                          75,807                75,807             50,018
   Total current assets                                   1,324,845             1,428,744          1,211,834

Property, at cost, less accumulated
depreciation                                              1,783,552             1,772,503          1,502,978
Deferred tax asset                                            8,619                 8,619               -
Intangible assets                                           276,754               278,726             10,033
 Total assets                                            $3,393,770            $3,488,592         $2,724,845

Liabilities and Shareholders' Equity
Current Liabilities:
 Notes payable                                           $  300,000            $  250,010         $     -
 Accounts payable, trade                                    426,848               470,994            363,520
 Accrued expenses                                           418,401               397,431            358,977
 Capital lease obligations - current                         21,452                21,970             16,220
 Long term debt - current                                       988                   973             40,000
 Other liabilities - current                                  6,813                 7,279              3,682
 Income taxes payable                                        16,257                 5,578         ____14,200
 Total current liabilities                                1,190,759             1,154,235            796,599

Long-term debt                                              334,085               495,111            315,300
Capital lease obligations                                   470,545               469,035            385,035
Deferred income taxes                                           -                    -                44,120
Other liabilities                                           152,892               154,273             74,511
    Total liabilities                                     2,148,281             2,272,654          1,615,565

Shareholders' Equity:
Class A non-voting common stock, $.50 par value             118,130               118,083            117,966
Class B voting common stock, $.50 par value                 116,451               116,451            117,738
Additional capital                                            1,376                 1,708               -
Retained earnings                                         1,009,532               979,696            873,576
     Total shareholders' equity                           1,245,489             1,215,938          1,109,280
        Total liabilities and shareholders' equity       $3,393,770            $3,488,592         $2,724,845



                              FOOD LION, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
           For the 12 Weeks ended March 22, 1997 and March 23, 1996
                           (Dollars in thousands)

                                                          12 Weeks
                                           March 22, 1997   March 23, 1996

Cash flows from operating activities
 Net income                                         $45,529           $40,853

 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                    48,697            37,019
    Gain on disposals of property                     1,515               401
    Asset impairment reserve                            -               9,640
    Changes in operating assets and liabilities:
     Receivables                                      8,654            (2,488)
     Inventories                                     90,882             5,302
     Prepaid expenses and other                       3,197             2,849
     Accounts payable and accrued expenses          (23,176)           42,357
     Income taxes payable                            10,679            14,200
     Other liabilities                               (1,847)            2,675
              Total adjustments                     138,601           111,955

      Net cash provided by operating activities     184,130           152,808

Cash flows from investing activities
  Capital expenditures                              (53,464)          (50,992)
  Proceeds from disposal of property                    758             1,251
          Net cash used in investing activities     (52,706)          (49,741)

Cash flows from financing activities
 Net proceeds under short-term borrowings            49,990              -
 Principal payments on long-term debt              (161,011)             -
 Principal payments under capital lease obligations  (5,591)           (3,900)
 Dividends paid                                     (15,693)          (13,141)
 Repurchase of common stock                            (874)          (20,944)
 Proceeds from issuance of common stock                 589                 2
         Net cash used in financing activities     (132,590)          (37,983)

Net (decrease)increase in cash and cash
 equivalents                                         (1,166)           65,084

Cash and cash equivalents at beginning
of period                                           102,371            70,035

Cash and cash equivalents at end of period         $101,205          $135,119


                                      -5-
    Notes to Consolidated Financial Statements (Dollars in thousands)

    1)   Basis of Presentation:

     The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the
disclosures normally required by   generally accepted accounting principles or
those normally made in the Annual Report on Form 10-K of Food Lion, Inc.
(the "Company"). Accordingly, the reader of this Form 10-Q should refer to the Company's Form 10-K for the year ended December 28, 1996 for further information.

     The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the financial information includes all adjustments consisting of normal recurring adjustments necessary for a fair presentation of interim results.

2)   Supplemental Disclosure of Cash Flow Information:

     Cash paid during the period for:

                                 March 22, 1997    March 23, 1996

     Interest (net of amounts
     capitalized)*                      $21,326           $16,189
     Income taxes                        18,144            11,522

     *Interest capitalized                  336               373
     Capital lease obligations for stores of $18,092 and $20,488 were incurred in the 12 week period of 1997 and 1996, respectively. Capital lease retirements of $11,509 and $3,010 were recorded in the 12 week period of 1997 and 1996, respectively.

     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

3) The Financial Accounting Standards Board has issued Statement No.128 "Earnings Per Share," FAS No.128 effective for financial statements issued for periods ending after December 15, 1997. FAS No. 128 will be implemented in the Company's 10K for the year ended January 3, 1998.
The Company does not expect that FAS No. 128 will have a material impact on the earnings per share computation.


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

RESULTS OF OPERATIONS   (12 weeks ended March 22, 1997 compared to 12  weeks
ended March 23, 1996)

The Company's sales for the first quarter of 1997 were $2.3 billion, an increase of 12.5% over the corresponding period of the prior year, with earnings of $45.5 million or $.10 per share, an increase of 11% over the comparable period last year. The quarterly sales increase of 12.5% for the 12 weeks ended March 22, 1997 is primarily the result of additional sales from the Company's Kash n' Karry Food Stores, Inc.("Kash n'Karry") subsidiary, which
Food Lion acquired in December 1996. Same store sales were flat for the first quarter. First quarter same store sales comparisons were impacted by the following:

    Same store sales growth has been negatively impacted by the fact that some of the initiatives that increased sales during the first quarter of 1996 have now been implemented for one full year's cycle. As a result, the Company faces more rigorous same store sales comparisons than it did when these initiatives were introduced. These initiatives included the conversion to 24-hour store operations, expansion of the MVP program(Food Lion's customer loyalty card program) and acceptance of debit and credit card transactions in all stores.

    Last year's first quarter sales were positively impacted by harsh winter weather conditions throughout the Southeast that contributed to sales strength. This year, weather conditions have been very mild across all of Food Lion's market areas.

    The grocery industry is experiencing minimal food price inflation. During the first quarter of 1997, Food Lion's inflation rate was 0.5%.

    Competitive initiatives in Food Lion's major markets have increased in the first quarter of 1997 with the introduction of customer loyalty cards and heavy advertising and promotional activity.


The Company's Southwest market is generating positive cash flow but is not achieving the Company's standards for financial performance.
The Company continues to monitor sales and profits in the Southwest market and to evaluate the performance of all corporated assets, including those in the Southwest.


The Company's 1997 business plan includes the opening of 55 to 60 new stores offset by the closing or relocation of approximately 33 stores and the renovation of approximately 100 stores. During the first quarter, the Company opened nine new stores, closed 19 stores(of which three were relocations),and completed renovations of 13 existing stores.




Gross profit was 21.82% of sales for the first quarter this year compared to 20.33% of sales for the same period last year. The increase in gross profit is due to continued category management initiatives across all merchandise categories and an increase in private label sales.

For the first quarter of 1997, selling and administrative expenses were $346.8 million or 15.23% of sales as compared to 13.78% of sales in the corresponding period of the prior year. Kash n'Karry stores incur a higher level of selling and administrative expenses than do Food Lion stores due to their larger square footage store format and emphasis on specialty food departments. Kash n' Karry operations increased the Company's selling and administrative expenses during the first quarter by 0.8% of sales compared to the first quarter of 1996.


Selling and administrative expenses for the Food Lion stores were 14.4% of sales which is an improvement over that experienced in the last three consecutive quarters and comparable to that experienced in first quarter of 1995. First quarter 1996 selling and administrative expenses were low at 13.8% of sales due to high sales growth in the quarter.

Because of the consolidation of Kash n' Karry stores, the Company anticipates that the selling, general and administrative ("SGA")ratio will continue to exceed historical levels for some time. As the Company implements cost saving strategies within the Kash n' Karry operation and integrates its administrative functions with those of Food Lion, the Company should experience a downward trend in the SGA ratio over time.

Depreciation and amortization of $48.7 million was 2.14% of sales compared to 1.83% of sales in the first quarter of 1996. The 0.31% increase is primarily due to leasehold improvements and equipment purchases for new stores and renovations since the first quarter last year. Additional increase resulted from the amortization of the goodwill from the Kash n' Karry acquisition.

During the first quarter of 1996 Food Lion adopted Financial Accounting Standards Board Statement no. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS no. 121). The implementation of FAS no. 121 created a non-cash charge against first quarter 1996 pre-tax net income of $9.6 million to reflect properly the carrying value of the Company's assets, using a discounted cash flow valuation method.

Interest expense of $26.7 million or 1.17% of sales, increased 0.23% of sales due to short-term borrowings used to fund the Kash n' Karry transaction and an increase in interest expense on store capital leases resulting from new store openings and renovations.

Net income for the quarter was $45.5 million or 2.00% of sales as compared to 2.02% of sales in the first quarter of the prior year. Earnings were $.10 per share as compared to $.09 per share last year.
                                       -8-

Liquidity and Capital Resources

Cash provided by operating activities totaled $184.1 million for the 12 weeks ended March 22, 1997 compared with $152.8 million for the same period last year. The increase was primarily due to lower inventory levels, which were partially offset by a decrease in trade payables.

Capital expenditures totaled $53.5 million for the 12 weeks ended March 22, 1997 compared with $51.0 million for the same period in 1996. The Company opened nine new stores, including the relocation of three existing stores, and completed the renovation of 13 existing stores during the first quarter of 1997. Food Lion plans to open a total of 55 to 60 new stores and to renovate approximately 100 stores in 1997. The Company anticipates that the majority of the new stores will be opened under conventional leasing arrangements.

Significant cash capital expenditures currently estimated for the remainder of 1997 are as follows:

     Store expansion and new store construction        $ 71   million
     Equip new and renovated stores                    $100   million
     Land costs                                        $  9   million
     Distribution equipment                            $ 33   million
     Information technology                            $ 15   million
     Other capital expenditures                        $ 15   million

In addition, the Company anticipates spending $150 million in capital expenditures over the next two to three years for renovations in Kash n' Karry stores.

Capital expenditures for 1997 will be financed through funds generated from operations, existing bank and credit lines, and other debt, if necessary.

In the first quarter of 1997, cash flow from operations was used to reduce total outstanding debt by $111 million from December 28, 1996.

On April 21, 1997, the Company issued $150 million in debt securities at 7.55% due in 2007 and $150 million in debt securities at 8.05% due in 2027. Interest on the notes is payable semiannually in arrears on April 15 and October 15 of each year, commencing October 15, 1997. Proceeds from the issuance were used to refinance amounts outstanding under the Company's revolving credit facility, as noted below.


The Company maintains the following bank and credit lines:

    $250 million commercial paper program under which no borrowings were outstanding during the entire first quarter of 1997 or 1996.

    A revolving credit facility with a syndicate of commercial banks providing $700 million in committed lines of credit, of which $350 million will expire in December, 1997 with the remaining $350 million to expire in December, 2001. Outstanding borrowings were $300 million as of March 22, 1997, as compared with no borrowings during the first quarter 1996. During the first quarter 1997, the Company had average borrowings of $244.9 million at a daily weighted average interest rate of 5.73% with a maximum amount outstanding of $410 million. In April 1997, the proceeds from the Company's issuance of debt securities noted above was used to reduce amounts outstanding under this credit facility.

    Additional short-term committed lines of credit totaling $35 million which are available when needed. The Company is not required to maintain compensating balances related to these lines of credit, and borrowings may occur periodically. There were no borrowings as of March 22, 1997 or March 23, 1996. During the first quarter of 1997, the Company had average borrowings of $0.9 million at a daily weighted average interest rate of 5.55% with a maximum amount outstanding of $20 million.


    Periodic short-term borrowings may be placed under informal credit arrangements, which are available to the Company at the discretion of the lender. Borrowings for the first quarter were as follow (see table below):


     Informal Credit Arrangements:

     (dollars in millions)                             1997      1996
     Outstanding borrowings at end of first quarter    $ 0       $0
     Average borrowings                                $ 0.2     $0
     Maximum amount outstanding                        $20.0     $0
     Daily weighted average interest rate              5.46%     NA


During the first quarter of 1997, the Company expended $0.9 million for the purchase of Class A shares, as part of the Company's stock repurchase plan. The Company purchased 110,000 shares of Class A stock during the quarter at an average price of $7.94 per share. Additional purchases of Class A and/or Class B Common Stock may be made in the open market under the current program which began in May of 1996, as deemed in the best interest of shareholders. In May of 1997, the Board of Directors voted to extend the stock repurchase program for one year and approved the repurchase of up to $100 million worth of the Company's common stock between May of 1997 and May of 1998.


The Company established a pre-tax charge against 1993 earnings of $170.5 million (approximately $104 million after tax) to cover management's estimate of the costs associated with the closing of 88 unprofitable store locations. As of the end of first quarter 1997, the Company has charged $84.8 million against the reserve, primarily as a
                                -10-

result of the payment of remaining rent obligations on leased stores and the disposition of property. The Company believes the remaining reserve is adequate to cover the costs associated with the disposition of the remaining properties.


Other

From time to time, information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information. This forward-looking information is based on various factors and was derived using numerous assumptions. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

Important assumptions and other factors that could cause actual results to differ materially from those set forth in the forward-looking information include: changes in the general economy or in the Company's primary markets, changes in consumer spending, competitive factors, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs, and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission.



Part II       OTHER INFORMATION

Item 1.       Legal Proceedings

              The Company has had no significant developments related to legal matters since the Item 1 disclosure included in the Company's Form 10K filed March 27,1997 for the year ended December 28, 1996.

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


Item 6.      Exhibits and Reports on Form 8-K

(a).  Exhibits

      10a. Food Lion, Inc. and The Bank of New York, Trustee, First Supplemental Indenture dated as of April 21, 1997

      10b. Underwriting Agreement dated as of April 16, 1997 between Food Lion, Inc. and Salomon Brothers, Inc., for itself and as representative for NationsBankc Capital Markets Inc

      11    Computation of Earnings per Share

      27    Financial Data Schedule

(b). The Company filed a report on Form 8-K pursuant to Item 5 on April 7,1997 in regards to "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.



                            SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   FOOD LION, INC.
                                   Registrant


DATE: May 5, 1997               BY:  Laura Kendall
                                     Laura Kendall
                                     Vice President of Finance
                                     Chief Financial Officer
                                     Principal Financial Officer




                                      -13-
EXHIBIT INDEX


                                                            SEQ. PAGE
 EXHIBIT #
             DESCRIPTION                                        NO.

  10a.       Food Lion, Inc. and The Bank of New York,
             Trustee, First Supplemental Indenture dated
             as of April 21, 1997                               15-44

  10b.       Underwriting Agreement dated as of April 16, 1997
             between Food Lion, Inc. and Salomon Brothers, Inc.
             for itself and as representative for NationsBankc
             Capital Markets Inc                                16-64

  11         Computation of Earnings per Share                    65

  27         Financial Data Schedule                            66-67





