Form 10-Q
period 1997-06-14
FOOD LION INC
filed 1997-07-25
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 14, 1997

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
                                              Yes  X      No

Outstanding shares of common stock of the Registrant as of July 18,1997.

       Class A Common Stock      236,082,726
       Class B Common Stock      232,727,364

                                  Page 1 of 30

                    The Exhibit index is located on page 16.
                                 FOOD LION, INC.
                               INDEX TO FORM 10-Q
                                  June 14, 1997



Part I. FINANCIAL INFORMATION                                  Page

     Item 1. Financial Statements

             Consolidated Statements of Income for the
             12 and 24 weeks ended June 14, 1997 and
             June 15, 1996                                     3-4

             Consolidated Balance sheets as of June 14,
             1997, December 28, 1996 and June 15, 1996           5
             Consolidated Statements of Cash Flows for
             the 12 and 24 weeks ended June 14, 1997
             and June 15, 1996                                   6

             Notes to Consolidated Financial Statements          7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations    8-12

Part II.   OTHER INFORMATION

     Item 1. Legal Proceedings                                  13

     Item 2. Changes in Securities                              13

     Item 3. Defaults Upon Senior Securities                    13

     Item 4. Submission of Matters to a Vote of Security     13-14
             Holders

     Item 5. Other Information                                  14

     Item 6. Exhibits and Reports on Form 8-K                   14

     Signatures                                                 15

     Exhibit Index                                              16


                                        PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                             FOOD LION, INC.

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
                          For the 12 Weeks ended June 14, 1997 and June 15, 1996
                                 (Dollars in thousands except per share data)

                                      June 14, 1997     June 15, 1996    June 14, 1997  June 15, 1996

                                                                                  %            %
Net sales                                $2,324,719       $2,084,414           100.00        100.00
Cost of goods sold                        1,817,872        1,640,768            78.20         78.72
Gross profit                                506,847          443,646            21.80         21.28

Selling and administrative expenses         345,413          306,410            14.86         14.70
Depreciation and amortization                52,150           37,951             2.24          1.82
Asset impairment reserve                       -                -                0.00          0.00
Operating income                            109,284           99,285             4.70          4.76
Interest expense                             27,761           19,639             1.19          0.94
Income before income taxes                   81,523           79,646             3.51          3.82
Provision for income taxes                   31,794           31,062             1.37          1.49

Net income                               $   49,729       $   48,584             2.14          2.33

Earnings per share                       $     0.11       $     0.10
Dividends per share                      $     0.03       $     0.03

Weighted average number
of shares outstanding:

Class A                                 236,087,308      235,689,846
Class B                                 232,760,697      234,617,072
Total                                   468,848,005      470,306,918



                                      PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                              FOOD LION, INC.

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
                          For the 24 Weeks ended June 14, 1997 and June 15, 1996
                                 (Dollars in thousands except per share data)

                                     June 14, 1997     June 15, 1996     June 14, 1997   June 15, 1996

                                                                                  %              %
Net sales                                $4,601,466       $4,108,867           100.00         100.00
Cost of goods sold                        3,597,757        3,253,598            78.19          79.18
Gross profit                              1,003,709          855,269            21.81          20.82

Selling and administrative expenses         692,254          585,398            15.04          14.26
Depreciation and amortization               100,847           74,970             2.19           1.82
Asset impairment reserve                       -               9,640             0.00           0.23
Operating income                            210,608          185,261             4.58           4.51
Interest expense                             54,446           38,643             1.18           0.94
Income before income taxes                  156,162          146,618             3.40           3.57
Provision for income taxes                   60,903           57,181             1.33           1.39


Net income                               $   95,259       $   89,437             2.07           2.18

Earnings per share                       $     0.20       $     0.19
Dividends per share                      $     0.07       $     0.06

Weighted average number
of shares outstanding:

Class A                                 236,141,377      236,446,163
Class B                                 232,831,531      235,276,093
Total                                   468,972,908      471,722,256

                                                          FOOD LION, INC.
                                                  CONSOLIDATED BALANCE SHEETS
                                                     (Dollars in thousands)
                                                            (Unaudited)

                                                       June 14, 1997      December 28, 1996     June 15, 1996
Assets
Current assets:
 Cash and cash equivalents                               $   26,638            $  102,371        $    75,690
 Receivables                                                142,006               151,163            123,494
 Inventories                                                974,953             1,065,743            871,203
 Prepaid expenses and other                                  71,166                33,660             52,685
 Deferred tax asset                                          75,807                75,807             50,018
   Total current assets                                   1,290,570             1,428,744          1,173,090

Property, at cost, less accumulated
depreciation                                              1,835,458             1,772,503          1,529,074
Deferred tax asset                                            8,619                 8,619               -
Intangible assets                                           274,117               278,726              9,864
 Total assets                                            $3,408,764            $3,488,592         $2,712,028

Liabilities and Shareholders' Equity
Current Liabilities:
 Notes payable                                           $     -               $  250,010         $     -
 Accounts payable, trade                                    477,972               470,994            404,444
 Accrued expenses                                           368,024               397,431            322,831
 Capital lease obligations - current                         20,872                21,970             16,667
 Long term debt - current                                       905                   973               -
 Other liabilities - current                                  6,992                 7,279              3,457
 Income taxes payable                                           -                   5,578         ____   -
 Total current liabilities                                  874,765             1,154,235            747,399

Long-term debt                                              633,905               495,111            315,300
Capital lease obligations                                   479,338               469,035            398,033
Deferred income taxes                                           -                    -                44,120
Other liabilities                                           143,202               154,273             79,525
    Total liabilities                                     2,131,210             2,272,654          1,584,377

Shareholders' Equity:
Class A non-voting common stock, $.50 par value             118,033               118,083            117,805
Class B voting common stock, $.50 par value                 116,364               116,451            116,776
Additional capital                                               24                 1,708               -
Retained earnings                                         1,043,133               979,696            893,070
     Total shareholders' equity                           1,277,554             1,215,938          1,127,651
        Total liabilities and shareholders' equity       $3,408,764            $3,488,592         $2,712,028

                              FOOD LION, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

           For the 24 Weeks ended June 14, 1997 and June 15, 1996
                           (Dollars in thousands)

                                                            24 Weeks
                                             June 14,1997      June 15,1996
Cash flows from operating activities
 Net income                                         $95,259           $89,437

 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                   100,847            74,970
    Loss (gain) on disposals of property              1,057              (463)
    Asset impairment reserve                            -               9,640
    Changes in operating assets and liabilities:
     Receivables                                      9,157             4,501
     Inventories                                     90,790             9,818
     Prepaid expenses and other                     (37,506)          (29,341)
     Accounts payable and accrued expenses          (22,429)           47,135
 Income taxes payable                            (5,578)               -
     Other liabilities                              (11,358)            7,464
              Total adjustments                     124,980           123,724

      Net cash provided by operating activities     220,239           213,161

Cash flows from investing activities
  Capital expenditures                             (145,846)         (102,936)
  Proceeds from disposal of property                  5,121             7,939
          Net cash used in investing activities    (140,725)          (94,997)

Cash flows from financing activities
 Net payments under short-term borrowings          (250,010)             -
 Principal payments on long-term debt              (161,274)          (40,000)
 Proceeds from issuance of long-term debt           300,000
 Principal payments under capital lease obligations (10,320)           (8,213)
 Dividends paid                                     (31,390)          (26,238)
 Repurchase of common stock                          (2,960)          (38,599)
 Proceeds from issuance of common stock                 707               541
         Net cash used in financing activities     (155,247)         (112,509)

Net (decrease)increase in cash and cash
 equivalents                                        (75,733)            5,655

Cash and cash equivalents at beginning
of period                                           102,371            70,035

Cash and cash equivalents at end of period         $ 26,638           $75,690

    Notes to Consolidated Financial Statements (Dollars in thousands)

    1)   Basis of Presentation:

     The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the
disclosures normally required by   generally accepted accounting principles or
those normally made in the Annual Report on Form 10-K of Food Lion, Inc.
(the"Company").  Accordingly, the reader of this Form 10-Q should    refer
to the Company's Form 10-K for the year ended December 28, 1996 for further information.

     The financial information has been prepared in accordance with   the
Company's customary accounting practices and has not been   audited.  In the
opinion of management, the financial information includes all adjustments consisting of normal recurring adjustments necessary for a fair presentation of interim results.

2)   Supplemental Disclosure of Cash Flow Information:

     Cash paid during the period for:
                                     June 14, 1997    June 15, 1996

     Interest (net of amounts
     capitalized)*                     $ 50,302          $38,905
     Income taxes                       101,676           87,826

     *Interest capitalized                  835              623
     Capital lease obligations for stores of $31,594 and $46,179 were incurred in the 24 week period of 1997 and 1996, respectively. Capital lease retirements of $12,069 and $10,943 were recorded in the 24 week period of 1997 and 1996, respectively.

     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

3) The Financial Accounting Standards Board has issued Statement No.128 "Earnings Per Share," effective for financial statements issued for periods ending after December 15, 1997. FAS No. 128 will be implemented in the Company's 10K for the year ended January 3, 1998.
The Company does not expect that FAS No. 128 will have a material impact on the earnings per share computation.





Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

RESULTS OF OPERATIONS   (12 and 24 weeks ended June 14, 1997 compared to 12 and
24 weeks ended June 15, 1996)

The Company's sales for the second quarter and year-to-date 1997 were $2.3 billion and $4.6 billion, respectively, resulting in increases of 11.5% and 12.0% over the corresponding period in 1996. These increases are primarily the result of additional sales from the Company's Kash n'Karry Food Stores, Inc. ("Kash n' Karry") subsidiary, which Food Lion acquired in December 1996. The second quarter and year to date same store sales declines of 0.2% and 0.1%, respectively, were influenced by the following:

    The Company is cycling many of the initiatives started in late 1995 and early 1996, which increased sales during 1996. Food Lion will not experience the same increase in sales from these initatives in 1997. These initiatives included the conversion to 24-hour store operations, expansion of the MVP program(Food Lion's customer loyalty card program), new deli/bakery operations, and acceptance of debit and credit card transactions in all stores.

    The grocery industry in general has experienced slow growth in the last several months.

    Competitive initiatives by other supermarkets in Food Lion's major markets have increased with the introduction of customer loyalty cards and heavy advertising and promotional activity.

The Company's Southwest market is generating positive cash flow but is not achieving the Company's standards for financial performance. The Company continues to monitor sales and profits in the Southwest market and to evaluate the performance of all corporate assets, including those in the Southwest.

The Company anticipates that it will open 62 new stores, close or relocate approximately 41 stores, and renovate approximately 100 stores in 1997. At June 14, 1997, the Company had opened 19 new stores, closed 31 stores (of which eight were relocations), and completed renovations of 33 existing stores.

Gross profits of 21.80% of sales for the second quarter and 21.81% year to date increased 0.52% of sales and 0.99% of sales,respectively. The increase in gross profit is primarily due to continued category management initiatives particularly in the grocery and perishable departments and an increase in private label sales. Gross profit increased by 0.24% for the quarter and 0.18% year to date due to higher margins provided from the fresh and sevice departments offered in the
Kash n' Karry stores.
                                 -8-


For the second quarter of 1997, selling and administrative expenses were $345.4 million or 14.86% of sales as compared to 14.70% of sales in second quarter of 1996. Year to date, selling and administrative expenses were $692.3 million or 15.04% of sales as compared to 14.26% of sales for the same period last year. Kash n' Karry operations increased the Company's selling and administrative expenses by 0.7% and 0.8% of sales for the quarter and year to date, respectively. Kash n' Karry stores incur a higher level of selling and administrative expenses than Food Lion stores due to their larger square footage store format and emphasis on specialty service departments.

Selling and administrative expenses for the Food Lion stores were 14.16% of sales for the second quarter of 1997, representing an improvement over expense levels experienced in the previous four quarters, as a result of continued cost containment, despite a soft sales environment.

Because of the consolidation of Kash n' Karry stores, the Company anticipates that the selling, general and administrative ("SGA")ratio will continue to exceed historical levels for some time. As the Company implements cost saving strategies within the Kash n' Karry operation and consolidates the administrative functions of the two entities, the Company should experience a downward trend in the SGA ratio.

Depreciation and amortization was $52.2 million or 2.24% of sales compared to 1.82% of sales in the second quarter of 1996. Year to date depreciation and amortization was $100.8 million or 2.19% of sales compared to 1.82% of sales year to date 1996. The quarter and year to date increases of 0.42% and 0.37% of sales, respectively, are primarily due to leasehold improvements and equipment purchases for new stores and renovations since the second quarter last year. Amortization of the goodwill from the Kash n' Karry acquisition also increased amortization expense in 1997.

During the first quarter of 1996 Food Lion adopted Financial Accounting Standards Board Statement no. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS no. 121). The implementation of FAS no. 121 created a non-cash charge against first quarter 1996 pre-tax net income of $9.6 million to reflect the carrying value of the Company's assets, using a discounted cash flow valuation method. As of second quarter this year, no adjustment under FAS No. 121 has been required.

Interest expense of $27.8 million for the second quarter of 1997 and $54.4 million year to date increased $8.1 million and $15.8 million, respectively, compared to the same periods of 1996. As a percent of sales, the second quarter increase of 0.25% of sales and the year to date increase of 0.24% of sales is due to borrowings incurred to fund the Kash n' Karry transaction, and an increase in interest expense on store capital leases resulting from new store openings and renovations.

During the second quarter of 1997, the Company replaced short-term borrowings with $300 million in debt securities - $150 million at an interest rate of 7.55% due in 2007 and $150 million at an interest rate of 8.05% due in 2027.

Net income for the quarter was $49.7 million or 2.14% of sales as compared to 2.33% of sales in the second quarter of 1996. Earnings in the second quarter were $.11 per share as compared to $.10 per share in the second quarter last year.

Liquidity and Capital Resources

Cash provided by operating activities totaled $220.2 million for the 24 weeks ended June 14, 1997 compared with $213.2 million for the same period last year. The increase was primarily due to lower inventory levels, which were partially offset by a decrease in trade payables.

Capital expenditures totaled $145.8 million for the 24 weeks ended June 14, 1997 compared with $102.9 million for the same period in 1996. During the second quarter of 1997, the Company opened ten new stores, including the relocation of five existing stores, and completed the renovation of 20 existing stores. Food Lion plans to open a total of 62 new stores and to renovate approximately 100 stores in 1997. The Company anticipates that the majority of new stores will be opened under conventional leasing arrangements.

Significant cash capital expenditures currently estimated for the remainder of 1997 are $167 million to be applied to store renovations and expansions, new store construction, distribution equipment, information technology and other capital expenditures.

In addition, the Company anticipates spending $150 million in capital expenditures over the next two to three years for renovations in Kash n' Karry stores.

Capital expenditures for 1997 will be financed through funds generated from operations, existing bank and credit lines, and other debt, if necessary.

On April 21, 1997, the Company issued $150 million in debt securities at an interest rate of 7.55% due in 2007 and $150 million in debt securities at an interest rate of 8.05% due in 2027. Interest on the notes is payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 1997. Proceeds from the issuance were used to refinance amounts outstanding under the Company's revolving credit facility, as noted below.

The Company maintains the following bank and credit lines:

    $250 million commercial paper program under which no borrowings were outstanding during the entire second quarter of 1997 or 1996.
                               -10-

   A revolving credit facility with a syndicate of commercial banks providing $700 million in committed lines of credit, of which $350 million will expire in December, 1997 with the remaining $350 million to expire in December, 2001. There were no borrowings outstanding at the end of the second quarter of 1997 or 1996. During the second quarter 1997, the Company had average borrowings of $104.2 million at a daily weighted average interest rate of 5.51% with a maximum amount outstanding of $300 million. Borrowings against this facility were used to fund the Kash n'Karry acquisition initially until long-term financing (see above discussion) was finalized in April 1997.

   Additional short-term committed lines of credit totaling $35 million which are available when needed. The Company is not required to maintain compensating balances related to these lines of credit, and borrowings may occur periodically. There were no borrowings as of June 14, 1997 or June 15, 1996. During the second quarter of 1997, the Company had average borrowings of $10.9 million at a daily weighted average interest rate of 5.70% with a maximum amount outstanding of $35 million.

   Periodic short-term borrowings may be placed under informal credit arrangements, which are available to the Company at the discretion of the lender. Borrowings for the second quarter were as follows (see following table):


     Informal Credit Arrangements:

     (dollars in millions)                             1997      1996
     Outstanding borrowings at end of second quarter   $ 0       $0
     Average borrowings                                $13.4     $5.3
     Maximum amount outstanding                        $55.0     $25.0
     Daily weighted average interest rate              5.72%     5.45%

During the second quarter of 1997, Food Lion expended $2.1 million for the purchase of the Company's Class A and Class B shares, as part of the Company's stock repurchase plan. The Company purchased 125,000 shares of Class A stock during the quarter at an average price of $6.81 per share and 175,000 shares of Class B stock at an average price of $7.06 per share. Additional purchases of Class A and Class B Common Stock may be made in the open market under the current program which began in May of 1997, as deemed in the best interest of shareholders. The Board of Directors has approved the repurchase of up to $100 million worth of Class A and/or Class B common stock under the current program, which expires in May of 1998.

The Company established a pre-tax charge against 1993 earnings of $170.5 million (approximately $104 million after tax) to cover management's estimate of the costs associated with the closing of 88 unprofitable store locations. As of the end of second quarter 1997, the Company has charged $88.0 million against the reserve, primarily as
                                 -11-

a result of the payment of remaining rent obligations on leased stores and the disposition of property. The Company believes the remaining reserve is adequate to cover the costs associated with the disposition of the remaining properties.

Other

Information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements. This forward-looking information is based on various factors and was derived using numerous assumptions. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company, including filings with the Securities and Exchange Commission on Forms 10-Q, 10-K and 8-K.

Important assumptions and other factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy or in the Company's primary markets, changes in consumer spending, competitive factors, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs, and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company has had no significant developments related to legal matters since the Item 1 disclosure included in the Company's Form 10Q filed May 2,1997 for the quarter ended March 22, 1997.

Item 2.   Change in Securities

          This item is not applicable.


Item 3.   Defaults Upon Senior Securities

          This item is not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

(a).  The Company held its annual Meeting of Shareholders on May 1,
      1997.

(b).  Not applicable

(c).  Matters voted upon at the meeting:

Election of Directors
                                                            Broker
                                   For       Withheld       Non-Votes

Pierre-Olivier Beckers        199,580,788    4,010,144      29,311,432

Dr. J. Kelly Collamore        199,606,559    3,984,373      29,311,432

JC Coppieters `T Wallant      199,587,707    4,003,225      29,311,432

William G. Ferguson           199,554,946    4,035,986      29,311,432

Dr. Bernard W. Franklin       199,527,196    4,063,736      29,311,432

Joseph C. Hall, Jr.           198,009,860    5,581,072      29,311,432

Margaret H. Kluttz            199,524,909    4,066,023      29,311,432

Tom E. Smith                  199,485,176    4,105,756      29,311,432

Philippe Stroobant            199,616,370    3,974,562      29,311,432

Gue De Vaucleroy              199,582,055    4,008,877      29,311,432

Appointment of Independent Accountants

                                                            Broker
                              For       Against   Abstain   Non-Votes

Coopers & Lybrand, L.L.P.  203,201,592  156,381   232,959   29,311,432



Item 5.   Other Information

          This item is not applicable.


Item 6.   Exhibits and Reports on Form 8-K

(a).  Exhibits


      10(a) License Agreement

      11    Computation of Earnings per Share

      27    Financial Data Schedule

(b). The Company filed a report on Form 8-K pursuant to Item 5 on April 7,1997 in regard to "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

                            SIGNATURES

 PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   FOOD LION, INC.
                                   Registrant


DATE July 25,1997                  BY:  Laura Kendall
                                     Laura Kendall
                                     Vice President of Finance
                                     Chief Financial Officer
                                     Principal Financial Officer

EXHIBIT INDEX


                                                            SEQ. PAGE
EXHIBIT #         DESCRIPTION                                No.


  10(a)         License Agreement                              17-27
  11            Computation of Earnings per Share              28

  27            Financial Data Schedule                        29-30