Form 10-Q
period 1997-09-06
FOOD LION INC
filed 1997-10-21
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                                FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 6, 1997

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
                                              Yes  X      No

Outstanding shares of common stock of the Registrant as of October 10,1997.


       Class A Common Stock   236,160,455
       Class B Common Stock   232,727,364

                                  Page 1 of 20

                    The Exhibit index is located on page 17.

                                 FOOD LION, INC.
                               INDEX TO FORM 10-Q
                                September 6, 1997



Part I.FINANCIAL INFORMATION                                        Page

     Item 1. Financial Statements

             Consolidated Statements of Income for the
             12 and 36 weeks ended September 6, 1997 and
             September 7, 1996                                       3-4

             Consolidated Balance sheets as of September 6,
             1997, December 28, 1996 and September 7, 1996            5

             Consolidated Statements of Cash Flows for
             36 weeks ended September 6, 1997
             and September 7, 1996                                    6

             Notes to Consolidated Financial Statements             7-8

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations         9-14


Part II.   OTHER INFORMATION

     Item 1. Legal Proceedings                                      14

     Item 2. Changes in Securities                                  14

     Item 3. Defaults Upon Senior Securities                        14

     Item 4. Submission of Matters to a Vote of Security            14
             Holders

     Item 5. Other Information                                      14

     Item 6. Exhibits and Reports on Form 8-K                       14-15

     Signatures                                                     16

     Exhibit Index                                                  17

                                  -2-

                                        PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                             FOOD LION, INC.

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
                          For the 12 Weeks ended September 6, 1997 and September 7, 1996
                                 (Dollars in thousands except per share data)

                                      Sept 6, 1997     Sept 7, 1996       Sept 6, 1997   Sept 7, 1996

                                                                                  %            %
Net sales                                $2,366,905       $2,124,390           100.00        100.00
Cost of goods sold                        1,850,296        1,662,329            78.17         78.25
Gross profit                                516,609          462,061            21.83         21.75

Selling and administrative expenses         346,059          322,498            14.63         15.18
Depreciation and amortization                52,153           38,370             2.20          1.81
Asset impairment reserve                       -                -                0.00          0.00
Store closing charge (Note 4)                87,114             -                3.68          0.00
Operating income                             31,283          101,193             1.32          4.76
Interest expense                             29,268           19,197             1.24          0.90
Income before income taxes                    2,015           81,996             0.08          3.86
Provision for income taxes                      786           31,978             0.03          1.51

Net income                               $    1,229       $   50,018             0.05          2.35

Earnings per share                       $     0.00       $     0.11
Dividends per share                      $     0.03       $     0.03

Weighted average number
of shares outstanding:

Class A                                 236,086,942      235,731,888
Class B                                 232,727,364      233,182,364
Total                                   468,814,306      468,914,252


                                                    -3-

                                      PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                              FOOD LION, INC.

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
                          For the 36 Weeks ended September 6, 1997 and September 7, 1996
                                 (Dollars in thousands except per share data)

                                      Sept 6, 1997     Sept 7, 1996      Sept 6, 1997    Sept 7, 1996

                                                                                  %              %
Net sales                                $6,968,371       $6,233,257           100.00         100.00
Cost of goods sold                        5,448,053        4,915,927            78.18          78.87
Gross profit                              1,520,318        1,317,330            21.82          21.13

Selling and administrative expenses       1,038,313          907,896            14.90          14.56
Depreciation and amortization               153,000          113,340             2.20           1.82
Asset impairment reserve                       -               9,640             0.00           0.15
Store closing charge (Note 4)                87,114             -                1.25           0.00
Operating income                            241,891          286,454             3.47           4.60

Interest expense                             83,714           57,840             1.20           0.93
Income before income taxes                  158,177          228,614             2.27           3.67
Provision for income taxes                   61,689           89,159             0.89           1.43


Net income                               $   96,488       $  139,455             1.38           2.24

Earnings per share                       $     0.21       $     0.30
Dividends per share                      $     0.10       $     0.08

Weighted average number
of shares outstanding:

Class A                                 236,123,299      236,208,081
Class B                                 232,796,808      234,578,183
Total                                   468,920,107      470,786,264

                                                       -5-

                                                          FOOD LION, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                         (Dollars in thousands)
                                                               (Unaudited)

                                                          Sept 6, 1997      December 28, 1996     Sept 7, 1996
Assets
Current assets:
 Cash and cash equivalents                               $  106,088            $  102,371        $   149,448
 Receivables                                                149,951               151,163            137,869
 Inventories                                                984,482             1,065,743            886,842
 Prepaid expenses and other                                  69,382                33,660             29,325
 Deferred tax asset                                          75,807                75,807             50,018
   Total current assets                                   1,385,710             1,428,744          1,253,502

Property, at cost, less accumulated
 depreciation                                             1,807,934             1,772,503          1,558,619
Deferred tax asset                                            8,619                 8,619               -
Intangible assets                                           273,204               278,726              9,602
 Total assets                                            $3,475,467            $3,488,592         $2,821,723

Liabilities and Shareholders' Equity
Current Liabilities:
 Notes payable                                           $     -               $  250,010         $     -
 Accounts payable, trade                                    490,500               470,994            413,764
 Accrued expenses                                           423,468               397,431            362,235
 Capital lease obligations - current                         20,456                21,970             16,962
 Long term debt - current                                    50,805                   973               -
 Other liabilities - current                                  7,408                 7,279              3,591
 Income taxes payable                                           -                   5,578         ____  -
 Total current liabilities                                  992,637             1,154,235            796,552

Long-term debt                                              583,802               495,111            314,689
Capital lease obligations                                   494,973               469,035            411,717
Deferred income taxes                                           -                    -                44,120
Other liabilities                                           140,749               154,273             94,164
    Total liabilities                                     2,212,161             2,272,654          1,661,242

Shareholders' Equity:
Class A non-voting common stock, $.50 par value             118,054               118,083            117,915
Class B voting common stock, $.50 par value                 116,364               116,451            116,451
Additional capital                                              222                 1,708               -
Retained earnings                                         1,028,666               979,696            926,115
     Total shareholders' equity                           1,263,306             1,215,938          1,160,481
        Total liabilities and shareholders' equity       $3,475,467            $3,488,592         $2,821,723

                                                         -5-






                              FOOD LION, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

           For the 36 Weeks ended September 6, 1997 and September 7, 1996
                           (Dollars in thousands)

                                                            36 Weeks
                                                 Sept 6,1997      Sept 7,1996
Cash flows from operating activities
 Net income                                         $96,488          $139,455

 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                   153,000           113,340
    Loss (Gain) on disposals of property              1,022              (165)
    Store closing charge (Note 4)                    87,114
   Asset impairment reserve                            -                9,640
    Changes in operating assets and liabilities:
     Receivables                                      1,212            (9,874)
     Inventories                                     81,261            (5,821)
     Prepaid expenses and other                     (35,722)           (5,981)
     Accounts payable and accrued expenses           35,344            95,859
     Income taxes payable                            (5,578)              -
     Other liabilities                              (14,149)           22,237
              Total adjustments                     303,504           219,235

      Net cash provided by operating activities     399,992           358,690

Cash flows from investing activities
  Capital expenditures                             (236,712)         (163,211)
  Proceeds from disposal of property                 17,644            18,682
          Net cash used in investing activities    (219,068)         (144,529)

Cash flows from financing activities
 Net payments under short-term borrowings          (250,010)             -
 Principal payments on long-term debt              (161,477)          (40,000)
 Proceeds from issuance of long-term debt           300,000
 Principal payments under capital lease obligations (16,600)          (12,653)
 Dividends paid                                     (47,086)          (39,276)
 Repurchase of common stock                          (2,960)          (44,344)
 Proceeds from issuance of common stock                 926             1,525
         Net cash used in financing activities     (177,207)         (134,748)

Net increase in cash and cash
 equivalents                                          3,717            79,413

Cash and cash equivalents at beginning
of period                                           102,371            70,035

Cash and cash equivalents at end of period         $106,088          $149,448

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

2)   Supplemental Disclosure of Cash Flow Information:

     Cash paid during the period for:
                                     Sept 6, 1997    Sept 7, 1996

     Interest (net of amounts
     capitalized)*                     $70,234           $54,091
     Income taxes                      102,425            90,472

     *Interest capitalized               1,526               944

     Capital lease obligations for stores of $56,718 and $71,776 were incurred in the 36 week period of 1997 and 1996, respectively. Capital lease retirements of $15,694 and $18,121 were recorded in the 36 week period of 1997 and 1996, respectively.

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

4) On September 18, 1997, the Company announced plans to exit its Southwest market ("Southwest") by closing 61 stores (located in Louisiana, Oklahoma and Texas), and its distribution center in

     Roanoke, Texas. During the third quarter of 1997, the Company recorded a pre-tax reserve against earnings to cover management's estimate of the costs to close these facilities including the expected loss on the disposition of owned assets.

     This reserve totaled $87.1 million pre-tax, representing $129.1 million related to the divestiture of the Southwest, less $42.0 million in unused reserves related to store closings that have occurred since 1993 ($35 million of which reflects an unused portion of a $170.5 million pre-tax charge against 1993 earnings and $7.0 million of which reflects unused reserves for store closures since 1993). These net costs include the write-down of store assets ($76.1 million) to reflect estimated realizable values, the present value (calculated by applying an 8% discount rate) of remaining rent payments on leased stores
     ($0.2 million), and other costs associated with the store closings such as legal fees, commissions,severance costs and on-going maintenance costs ($10.8 million).

     The Company anticipates that net proceeds from the disposition of owned assets will total approximately $100 million. Actual proceeds could differ based on such factors as the conditions in the real estate market and general economic conditions in the communities in which the assets are located. The Company plans to use the proceeds to pay-off $50 million in outstanding notes (at 10.21% interest rate) and to fund planned growth and future share repurchase activity as necessary.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

RESULTS OF OPERATIONS   (12 and 36 weeks ended September 6, 1997 compared to 12
and 36 weeks ended September 7, 1996)

The Company's sales for the third quarter and year-to-date 1997 were $2.4 billion and $7.0 billion, respectively, resulting in increases of 11.4% and 11.8% over the corresponding periods in 1996. These increases are primarily the result of additional sales from the Company's Kash n'Karry Food Stores, Inc. ("Kash n' Karry") subsidiary, which Food Lion acquired in December 1996. Same store sales increased 0.3% and 0.03% for the third quarter and year to date, respectively. Excluding the Southwest market, same store sales increased 0.9% and 0.5% for the third quarter and year to date,respectively. The Company's same store sales for the quarter and year to date were influenced by the following:


    The grocery industry in general has experienced slow growth during 1997, particularly in the overstored Southeast markets.

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


The Company anticipates that it will open 64 new stores, close or relocate approximately 50 stores (excluding the Southwest closings), and renovate approximately 94 stores in 1997. The Company anticipates a net increase in store square footage of 11% in 1997 after accounting for this growth plan, the acquisition of 100 Kash n' Karry stores and the closing of 61 stores in the Southwest. At September 6, 1997, the Company had opened 37 new stores, closed 39 stores (of which 15 were relocations), and completed renovations of 62 existing stores.

Gross profits of 21.83% of sales for the third quarter and 21.82% year to date increased 0.08% of sales and 0.69% of sales,respectively,from the prior year. The increase in gross profit is primarily due to continued category management initiatives particularly in the grocery and perishable departments and an increase in private label sales.
                               -9-

For the third quarter of 1997, selling and administrative expenses were $346.1 million or 14.63% of sales as compared to 15.18% of sales in third quarter of 1996.

Year to date, selling and administrative expenses were $1.0 billion or 14.90% of sales as compared to 14.56% of sales for the same period last year. Kash n' Karry operations increased the Company's selling and administrative expenses by 0.5% and 0.7% of sales for the quarter and year to date, respectively. Kash n' Karry stores incur a higher level of selling and administrative expenses than Food Lion stores due to their larger store format and emphasis on specialty service departments. The impact of Kash n' Karry's higher cost structure has improved in the third quarter at 0.5%, as compared to the first and second quarter at 0.8% and 0.7%, respectively, primarily due to the consolidation of the Kash n' Karry warehouse into Food Lion's existing Florida Distribution Center and the continued integration of administrative functions.

Selling and administrative expenses for the Food Lion stores were 14.10% of sales for the third quarter of 1997, representing an improvement over expense levels experienced in the previous four quarters, as a result of continued cost containment, despite a soft sales environment.


Depreciation and amortization was $52.2 million or 2.20% of sales compared to 1.81% of sales in the third quarter of 1996. Year to date depreciation and amortization was $153.0 million or 2.20% of sales compared to 1.82% of sales year to date 1996. The quarter and year to date increases of 0.39% and 0.38% of sales, respectively, are primarily due to equipment purchases and leasehold improvements for new stores and renovations since the third quarter last year. Amortization of the goodwill resulting from the Kash n' Karry acquisition also increased amortization expense in 1997.

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

On September 18, 1997 the Company announced plans to exit its Southwest market by closing 61 stores (located in Louisiana, Oklahoma, Texas) and its distribution center in Roanoke,Texas. The Southwest market has lowered the Company's net earnings by approximately $0.01 per share annually. Sales for the 61 Southwest stores totaled $236 million year to date through the end of the third quarter. In reviewing these operating results and after continued evaluation of the Southwest market, the Company determined that it was in the best interests of the Company and its shareholders to exit the market and deploy the related capital
                                -10-
in its growth markets in the Southeast. The Company does not expect these store closings to have a significant impact on future earnings.

The Company recorded a pre-tax reserve of $87.1 million against third quarter earnings, representing $129.1 million related to the divestiture of the Southwest, less $42.0 million in unused reserves related to store closings that occurred since 1993 ($35 million of which reflects an unused portion of a $170.5 million pre-tax charge against 1993 earnings and $7.0 million of which reflects unused reserves for store closings since 1993). These net costs include the write down of store assets ($76.1 million) to reflect estimated realizable values, the present value (calculated by applying an 8% discount rate) of remaining rent payments on leased stores ($0.2 million),and other costs associated with the store closings such as legal fees, commissions, severance costs and on-going maintenance costs ($10.8 million). The after tax impact of this reserve on third quarter earnings was $53.1 million or $0.11 per share.

Interest expense of $29.3 million for the third quarter of 1997 and $83.7 million year to date increased $10.1 million and $25.9 million, respectively, compared to the same periods of 1996. The third quarter increase of 0.34% of sales and the year to date increase of 0.27% of sales is due to borrowings incurred to fund the Kash n' Karry transaction, and an increase in interest expense on store capital leases resulting from new store openings and renovations.


During the second quarter of 1997, the Company replaced short-term borrowings with $300 million in debt securities - $150 million at an interest rate of 7.55% due in 2007 and $150 million at an interest rate of 8.05% due in 2027.

Net income for the quarter was $1.2 million or 0.05% of sales as compared to 2.35% of sales in the third quarter of 1996. Net income for the quarter, exclusive of the store charge, was $54.4 million, or $0.12 per share, compared to $50.0 million, or $0.11 per share, in the prior year.

Liquidity and Capital Resources

Cash provided by operating activities totaled $400.0 million for the 36 weeks ended September 6, 1997 compared with $358.7 million for the same period last year. The increase was primarily due to lower inventory levels and an increase in trade payables.

Capital expenditures totaled $236.7 million for the 36 weeks ended September 6, 1997 compared with $163.2 million for the same period in 1996. During the third quarter of 1997, the Company opened 18 new stores, including the relocation of seven existing stores, closed one store, and completed the renovation of 29 existing stores. Food Lion plans to open a total of 64 new stores and to renovate approximately 94 stores in 1997. The Company anticipates that the majority of new stores will be opened under conventional leasing arrangements.
                                 -11-
Significant cash capital expenditures currently estimated for the remainder of 1997 are $81 million to be applied to store renovations and expansions, new store construction, distribution equipment, information technology and other capital expenditures. The Company projects 1998 cash capital expenditures to total $360.0 million.

Capital expenditures will be financed through funds generated from operations, existing bank and credit lines, and other debt, if necessary.

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

The Company maintains the following bank and credit lines:

    $250 million commercial paper program under which no borrowings were outstanding during the entire third quarter of 1997 or 1996.

    A revolving credit facility with a syndicate of commercial banks providing $700 million in committed lines of credit, of which $350 million will expire in December, 1997 with the remaining $350 million to expire in December, 2001. There were no borrowings outstanding at the end of the third quarter of 1997 or 1996. During the third quarter 1997, the Company had no borrowings. Previously, borrowings against this facility were used to fund the Kash n'Karry acquisition initially until long-term financing
 (see above discussion) was finalized in  April 1997.

    Additional short-term committed lines of credit totaling $35 million which are available when needed. The Company is not required to maintain compensating balances related to these lines of credit, and borrowings may occur periodically. There were no borrowings as of September 6, 1997 or September 7, 1996. During the third quarter of 1997, the Company had average borrowings of $3.0 million at a daily weighted average interest rate of 5.66% with a maximum amount outstanding of $20 million.


    Periodic short-term borrowings may be placed under informal credit arrangements, which are available to the Company at the discretion of the lender. Borrowings for the third quarter were as follows (see following table):



     Informal Credit Arrangements:

     (dollars in millions)                             1997      1996
     Outstanding borrowings at end of third quarter    $ 0       $0
     Average borrowings                                $ 4.9     $3.7
     Maximum amount outstanding                        $52.0     $20.0
     Daily weighted average interest rate              5.79%     5.54%

The Board of Directors has approved the repurchase of up to $100 million of Class A and/or Class B common stock under the Company's share repurchase program, which expires in May of 1998. Purchases of Class A and Class B common stock may be made in the open market under this program which began in May of 1997, as deemed in the best interest of shareholders.

The Company established a pre-tax charge against 1993 earnings of $170.5 million (approximately $104 million after tax) to cover management's estimate of the costs associated with the closing of 88 unprofitable store locations. As of the end of third quarter 1997, the Company has charged $90.2 million against the reserve, primarily as a result of the payment of remaining rent obligations on
leased stores   and the disposition of property. In the third quarter of 1997,
$35.0 million in related unused reserves (which represents the difference between the actual disposal costs and the original estimate of disposal costs) was recognized into income, offsetting a portion of the Company's third quarter reserve established in connection with the closure of the Southwest market.
(see Note 4). The remaining reserve balance of $45.3 million will be used for remaining rent obligations due on leased stores and for owned property not yet sold. The Company believes the remaining reserve is adequate to cover the costs associated with the disposition of the remaining properties.

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

Important assumptions and other factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy or in the Company's primary markets,
                                   -13-
changes in consumer spending, competitive factors, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs, and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission. In addition, with respect to the anticipated proceeds from the disposition of assets in the Southwest, additional factors that could cause results to differ materially include conditions in the real estate market and general economic conditions in the local communities where the assets are located.




Part II   OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company has had no significant developments related to legal matters since the Item 1 disclosure included in the Company's Form
10Q filed July 25, 1997 for the quarter ended June 14, 1997.

Item 2.   Change in Securities

          This item is not applicable.


Item 3.   Defaults Upon Senior Securities

          This item is not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

          This item is not applicable.

Item 5.   Other Information

          This item is not applicable.


Item 6.   Exhibits and Reports on Form 8-K

(a).  Exhibits

      11    Computation of Earnings per Share

      27    Financial Data Schedule

                                  -14-

(b). The Company filed a report on Form 8-K pursuant to Item 5 and Item 7 on October 3, 1997 in regard to a)Closure of Stores and Distribution Center in Southwest and b) press release.

                            SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   FOOD LION, INC.
                                   Registrant


DATE: October 21, 1997             BY: Laura Kendall
                                     Laura Kendall
                                     Vice President of Finance
                                     Chief Financial Officer
                                     Principal Financial Officer

EXHIBIT INDEX


                                                            SEQ. PAGE
EXHIBIT #    DESCRIPTION                                        NO.


  11         Computation of Earnings per Share                   18

  27         Financial Data Schedule                           19-20