Form 10-K405
period 1998-01-03
FOOD LION INC
filed 1998-04-08
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 1998. Commission File No. 0-6080

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant based on the price of such stock at the close of business on March 27, 1998 was $1,189,646,901 and $1,527,553,425,
respectively. For purposes of this report and as used herein,the term "non-affiliate" includes all shareholders of the Registrant other than Directors, executive officers, and other senior management of the Registrant and persons holding more than five per cent of the outstanding voting stock of the Registrant.




     Outstanding shares of common stock of the Registrant as of March 27, 1998.
                  Class A Common Stock - 236,467,986
                  Class B Common Stock - 232,727,364

     Exhibit index is located on sequential page 17 hereof.


                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K:

1. Annual Report to Shareholders for the year ended January 3, 1998 are incorporated by reference in Part II hereof.


2. Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company to be held on May 7, 1998, are incorporated by reference in
    Part III hereof.



                                PART I
Item 1.  Business.

     Food Lion, Inc. (the "Company") engages in one line of business, the operation of retail food supermarkets principally in the southeastern United States. The Company was incorporated in North Carolina in 1957 and maintains its corporate headquarters in Salisbury, North Carolina.

      The Company's stores, which are operated under the name of "Food Lion," and "Kash n' Karry", sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food, deli/bakery and non-food items such as health and beauty aids and other household and personal products. The Company offers nationally and regionally advertised brand name merchandise as well as products manufactured and packaged for the Company under the private labels of "Food Lion" and "Kash n' Karry." The Company offers over 20,000 Stock Keeping Units (SKU's) in its Food Lion locations and over 30,000 in its Kash n' Karry locations. The Company's current prototype is a 38,000 square foot model.

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

As of January 3, 1998, 1,157 supermarkets were in operation as follows:


         Delaware  10     North           394
                          Carolina
          Florida 188    Pennsylvania       7

          Georgia  56     South           106
                          Carolina
         Kentucky  13     Tennessee        78

         Maryland  38      Virginia       251

    West Virginia  16

  As of March 27, 1998, the Company had opened 14 supermarkets since January 3, 1998, closed 4 supermarkets, relocated 3 supermarkets and had signed leases for 23 supermarkets which are expected to open in either 1998 or 1999.


     Warehousing and distribution facilities, including its transportation fleet, are owned and operated by the Company and are located in Green Cove Springs and Plant City, Florida; Salisbury and Dunn, North Carolina; Greencastle,Pennsylvania; Elloree, South Carolina; Clinton, Tennessee; and Disputanta, Virginia.

     As of January 3, 1998, the Company employed 31,128 full-time and 52,743 part-time employees.

The following table shows the number of stores opened, closed and relocated and the number of stores open at the end of each year for the past three years.


            # Stores       # Stores         #Stores         # Stores Opened
              Opened         Closed         Relocated             Year-end

1997           164 (1)        (94)            (25)                    1,157
1996            64            ( 3)            (22)                    1,112
1995            47            ( 1)            (12)                    1,073


(1) Includes 100 stores acquired from Kash n' Karry

Item 2.  Properties.

     Supermarkets operated by the Company in the southeastern United States average 31,200 square feet in size. The Company's current prototype retail format is a 38,000 square foot model with a deli/bakery department. All of the Company's supermarkets are self-service stores which have off-street parking facilities. With the exception of 66 owned operating supermarkets, the Company occupies its various supermarket premises under lease agreements providing for initial terms of up to 30 years, with options generally ranging from five to twenty years.

    At the end of 1997 the Company had $99.4 million (book value) in property held for sale.

The following table identifies the location and square footage of distribution centers and office space operated by the Company as of January 3, 1998.

                                  Location of
                                   Property               Square Footage

  Distribution Center #1         Salisbury, NC                 1,630,233
  Distribution Center #2         Disputanta, VA                1,123,718
  Distribution Center #3         Elloree, SC                   1,098,612
  Distribution Center #4         Dunn, NC                      1,224,652
  Distribution Center #5         Green Cove Springs, FL          832,109
  Distribution Center #6         Clinton, TN                     833,042
  Distribution Center #7         Greencastle, PA               1,236,124
  Distribution Center #8         Plant City, FL                  759,546
  Corporate Headquarters         Salisbury, NC                   271,592
                                                               9,009,628

Item 3.   Legal Proceedings.

Longman et al. v. Food Lion, Inc. and Tom E. Smith, 4:92 CV 696 (M.D.N.C.) (complaint filed November 12, 1992, and amended January 23, 1993) ("Longman"); and
Feinman et al. v. Food Lion, Inc. and Tom E. Smith, 4:92 CV 705 (M.D.N.C.) (complaint filed November 13, 1992) ("Feinman").

The Longman and Feinman actions assert claims against the Company and Tom E. Smith under Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 for securities fraud and claims of common law fraud and negligent misrepresentation. The actions have been consolidated for discovery and trial purposes and the court has granted class certification motions, certifying a single class composed of those persons who purchased common stock of the Company from May 7, 1990 through November 5, 1992 and were damaged thereby. Merits discovery has concluded in the actions. The Company and Mr. Smith filed motions for summary judgment on all claims and plaintiffs filed a motion for summary judgment on certain affirmative defenses asserted by the Company and Mr. Smith. The court held a hearing on the summary judgement motions in February 1998, and took the motions under advisement. The actions seek compensatory damages, plaintiffs' attorneys' fees and costs, punitive damages, prejudgment interest and certain other relief. Based on currently available information, the Company believes that any resulting liability will not have a material adverse effect on the financial condition or results of operations of the Company.

In re Food Lion, Inc. Fair Labor Standards Act  "Effective Scheduling"
Litigation,
MDL Docket No. 929, pursuant to which a number of actions against the Company were transferred by the Multi-District Litigation Panel to the United States District Court for the Eastern District of North Carolina for pretrial proceedings (the "Multi-District Action"). In general, the actions involved claims seeking payment under the Fair Labor Standards Act for alleged uncompensated overtime hours, liquidated damages, additional contributions to the Company's profit-sharing plan, costs and attorneys' fees. The pretrial proceedings are complete and pursuant thereto, a number of claims were dismissed. Other cases settled (North Carolina, 1994 and 1995; Virginia, 1993 and 1994;Tennessee, 1994;and Florida, 1997) in an aggregate amount
(inclusive of attorneys' fees where awarded) not material to the Company's financial condition or results of operations. Approximately 67 claims dismissed from the North Carolina cases were consolidated and certified for appeal to the United States Court of Appeals for the Fourth Circuit.
The Fourth Circuit held in abeyance its decision on these appeals pending entry of a final Order as to all other claims previously dismissed in the Multi-District Action so that dismissed claims from other states may be joined and consolidated in the current appeal to the Fourth Circuit. Approximately eight claims dismissed from the South Carolina and Florida cases were added to this appeal.Oral argument was held in the Fourth Circuit in January 1998. The remaining cases involve the claims of approximately 111 plaintiffs in South Carolina. These 111 cases were tentatively settled in the first quarter of 1998 in an aggregate amount that is not material to the Company's financial condition or results of operations, and in the same period a petition for attorneys' fees was filed with respect to the Florida claims. Based on currently available information, the Company believes that any resulting liability from this litigation will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

This item is not applicable.

Executive Officers of the Registrant

The names and ages of the current executive officers of the Company and their positions as of March 1, 1998, are set forth below. The footnotes following the table below include the business experience during the past five years for each executive officer who has been employed by the Company for fewer than five years. Unless otherwise indicated by footnote, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.


Name and all Positions with Age    Year First      Year First
the Company Held at March          Elected         Elected to
1, 1998                            Officer         Present
                                                   Office
Tom E. Smith                56     1974            1981
President and Chief
Executive Officer

Joseph C. Hall, Jr.         48     1988            1995
Senior Vice President and
Chief Operating Officer

R. William McCanless        40     1993            1996
Senior Vice President,
Chief Administrative
Officer
and Secretary

Pamela K. Kohn              33     1995            1997
Senior Vice President of
Merchandising

Jay J. Abraham 1            41     1994            1994
Vice President of Marketing

A. Edward Benner, Jr.       56     1980            1996
Vice President and Chief
Information Officer

Robert J. Brunory           43     1994            1994
Vice President
Procurement/Category
Management

Mike Byars                  39     1997            1997
Vice President
of Operations, Food Lion,
Kash n'Karry Division

Larry A. Cooper 2           49     1996            1996
Vice President of
Distribution

W. Bruce Dawson             45     1995            1995
Vice President of
Operations/
Northern Division

Keith M. Gehl               39     1997            1997
Vice President of Real
Estate and
Store Development

Carol Herndon               35     1991            1994
Corporate Controller and
Director of Accounting

Richard James               38     1997            1997
Director of Finance and
Treasurer

Darrell Johnson             45     1997            1997
Vice President of Human
Resources

Laura Kendall 3             46     1997            1997
Vice President of Finance
and Chief Financial Officer

Dave Morgan                 47     1997            1997
Vice President of
Operations/
Southern Division

Lester C. Nail 4            38     1995            1995
Vice President Legal
Affairs
and Assistant Secretary

Tom Robinson                37     1997            1997
Vice President of
Operations/
Central Division

Natalie Taylor              38     1997            1997
Vice President of Diversity

1 Prior to joining Food Lion, Mr. Abraham was Vice President of Marketing, Weight Watchers Company, a wholly owned subsidiary of the H.J. Heinz Company.

2 Mr. Cooper was Vice President of Distribution at Ralphs Grocery Company prior to his employment at Food Lion.

3 Ms. Kendall served as the Chief Financial Officer for F & M Distributors prior to joining Food Lion. From 1995 until March of 1997, she was the presiding officer overseeing the liquidation process for F&M Distributors.

4 Prior to joining Food Lion in 1995, Mr. Nail served as Corporate Counsel to Wal-Mart Stores, Inc.



                               PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

     The information pertaining to the Class A and Class B Common Stock price range, dividends and record holders discussed beneath the headings "Market Price of Common Stock" and "Dividends Declared Per Share of Common Stock" in the Annual Report to Shareholders for the year ended January 3, 1998, is hereby incorporated by reference.


Item 6.  Selected Financial Data.

     The information set forth beneath the heading "Ten Year Summary of Operations" in the Annual Report to Shareholders for the year ended January 3, 1998, is hereby incorporated by reference.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The information set forth beneath the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the year ended January 3, 1998, is hereby incorporated by reference.


Item 8.  Financial Statements and Supplementary Data.

     The financial statements, including the accompanying notes and results by quarter, set forth beneath the headings "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Shareholders' Equity", "Notes to Consolidated Financial Statements" and "Results by Quarter" in the Annual Report to Shareholders for the year ended January 3, 1998, are hereby incorporated by reference.

Item 9.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure.

     This item is not applicable.



                               PART III


Item 10.  Directors and Executive Officers of the Registrant.

     The information pertaining to nominees for election as directors set forth beneath the heading "Election of Directors" in the Proxy Statement for the 1997 Annual Meeting of Shareholders to be held May 7, 1998 is incorporated by reference. Information concerning the Company's executive officers is contained under the heading "Executive Officers of the Registrant" in Part I of this report.


Item 11.  Executive Compensation.

     The information pertaining to executive compensation set forth beneath the heading "Report of the Senior Management Compensation Committee, Stock Option Committee and Board of Directors" in the Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on May 7, 1998, is hereby incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     The information pertaining to security ownership of certain beneficial owners and management set forth beneath the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on May 7, 1998, is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions.

     The information relating to certain relationships and related transactions set forth beneath the headings "Employment Plans and Agreements - Low Interest Loan Plan" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement for the 1998 Annual Meeting of Shareholders to be held May 7, 1998, is hereby incorporated by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.


     (a) The following documents are filed as part of this report:

          1.  Financial Statements:

              The following financial statements are incorporated by reference in Item 8 hereof from the Annual Report to Shareholders for the year ended January 3, 1998:


                                                                 ANNUAL REPORT
                                                                    PAGE NO.
              Consolidated Statements of Income for the years
              ended January 3, 1998, December 28, 1996 and
              December 30, 1995                                          20

              Consolidated Balance Sheets, as of January 3,
              1998 and December 28, 1996                                 21

              Consolidated Statements of Cash Flows for the
              years ended January 3, 1998, December 28, 1996
              and December 30, 1995                                      22

              Consolidated Statements of Shareholders' Equity
              for the years ended January 3, 1998,
              December 28, 1996 and December 30, 1995                    23

              Notes to Consolidated Financial Statements              24-29
              Results by Quarter (unaudited)                             31


                                                                    10-K
                                                                  PAGE NO.
          2.  Financial Statement Schedules:

              Report of Independent Accountants                        16





     All other schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

    With the exception of the financial statements listed in the above index, the information referred to in Items 5, 6, 7 and the supplementary quarterly financial information referred to in Item 8, all of which is included in the 1997 Annual Report to Shareholders of Food Lion, Inc. and incorporated by reference into this Form 10-K Annual Report, the 1997 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

          3.  Exhibits:

          Exhibit No.

          3(a) Articles of Incorporation, together with all amendments thereto (through May 5, 1988)
                  (incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K dated March 24, 1992)

          3(b)    Bylaws of the Company effective May 4,1995
                 (incorporated by reference to Exhibit 3(b)
                  of the Company's Annual Report on Form 10-K dated March 27, 1997)

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

         10(b)    Form of Deferred Compensation Agreement
                  (incorporated by reference to Exhibit 19(b) of
                  the Company's Report on Form 8-K dated October 27,
                  1986)

         10(c) Form of Salary Continuation Agreement (incorporated by reference to Exhibit 19(c) of the Company's report on Form 8-K dated October 27, 1986)

         10(d) 1994 Shareholders' Agreement dated as of the 15th day of September 1994 among Etablissements Delhaize Freres et Cie "Le Lion" S.A., Delhaize The Lion America, Inc., and the Company (incorporated by reference to Exhibit 10 of the Company's Report on Form 8-K dated October 7, 1994)

         10(e) Proxy Agreement dated January 4, 1991 between Etablissements Delhaize Freres et Cie "Le Lion" S.A. and Delhaize The Lion, America, Inc. (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K dated March 25, 1991)

         10(f) Employment Agreement dated August 1, 1991 between the Company and Tom E. Smith (incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K dated March 24, 1992)

         10(g) Stock Purchase Agreement dated June 30, 1981 between the Company and Ralph W. Ketner
                  (incorporated by reference to Exhibit 10(j) of the Company's Annual Report on Form 10-K dated
                  April 1, 1987)

         10(h)    Amended and Restated Food Lion, Inc. 1983
                  Employee Stock Option Plan (incorporated by reference to Exhibit 10(k) of the Company's Annual Report on Form 10-K dated March 24, 1992)


         10(i)    1991 Employee Stock Option Plan of Food Lion,
                  Inc. (incorporated by reference to Exhibit 10(l) of the Company's Annual Report on Form 10-K dated
                  March 24, 1992)

         10(j) Split Dollar Life Insurance Agreement between the Company and Tom E. Smith (incorporated by reference to Exhibit 10(o) of the Company's
                  Annual Report on Form 10-K dated April 1, 1987)

         10(k) Split Dollar Life Insurance Agreement between the Company and Tom E. Smith issued May 25, 1988 (incorporated by reference to Exhibit 10(w) of the Company's Annual report on Form 10-K dated March 20, 1989)

         10(l)    Letter Agreement dated May 10, 1990 between the
                  Company and Ralph W. Ketner (incorporated by reference to Exhibit 10(q) of the Company's Annual Report on Form 10-K dated March 25, 1991)

         10(m) U.S. Distribution Agreement dated August 20, 1991 between the Company and Goldman, Sachs & Co. and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount of the Company's Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company's Annual Report on Form 10-K dated March 24, 1992)

         10(n) License Agreement between the Company and Etablissements Delhaize Freres Et Cie "Le Lion" S.A. dated January 1, 1983(incorporated by reference to Exhibit 10(t) of the Company's Annual Report on Form 10-K dated March 31, 1994)

         10(o) 1996 Employee Stock Incentive Plan of Food Lion, Inc.(incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q dated July 30, 1996)

         10(p)    Key Executive Annual Incentive Bonus Plan
                 (incorporated by reference to Exhibit 10(b)
                  of the Company's Quarterly Report on Form
                  10-Q dated July 30, 1996)

         10(q) Profit Sharing Restoration Plan effective as of May 4, 1995(incorporated by reference to Exhibit 10(c) of the Company's 10-Q A dated
                  August 13, 1996)

         10(r) Supplemental Executive Retirement Plan effective as of May 4, 1995 (incorporated by reference to Exhibit 10(d) of the Company's 10-Q A dated
                  August 13, 1996)

         10(s) Employee Severance Agreement dated September 5, 1996 between the Company and Dan A. Boone
                 (incorporated by reference to Exhibit 10 of the
                  Company's Quarterly Report on Form 10-Q dated
                  October 16, 1996)

         10(t)    Employment Agreement dated as of February 27,1997
                  between Joseph C. Hall,Jr. and the Company
                 (incorporated by reference to Exhibit 10(w) of
                  the Company's Annual Report on Form 10-K dated
                  March 27, 1997)

         10(u) Employment Agreement dated as of February 27,1997 between R. William McCanless and the Company
                 (incorporated by reference to Exhibit 10(x) of the
                  Company's Annual Report on Form 10-K dated
                  March 27, 1997)

         10(v) Agreement and Plan of Merger dated as of October 31, 1996 among the Company, KK Acquisition Corp. and Kash n' Karry Food Stores, Inc. (incorporated by reference to Exhibit 2 of the Company's Report on Form 8-K dated October 31, 1996)

         10(w) Stockholders' Agreement, dated as of October 31, 1996, among the Company, KK Acquisition Corp.,
                  Kash n' Karry Food Stores, Inc. and the stockholders of Kash n' Karry Food Stores, Inc.signatory thereto
                 (incorporated by reference to Exhibit 10 of the
                  Company's Report on Form 8-K dated October 31,1996)

         10(x) $700,000,000 Revolving Credit Facility dated as of December 16, 1996 among the Company and various banks, and Chase Manhattan Bank, as Administrative Agent, and Wachovia Bank of North Carolina, N.A., as Documentation Agent (incorporated by reference to Exhibit 10(aa) of the Company's Annual Report on
                  Form 10-K dated March 27, 1997)

         10(y) License agreement, dated as of June 19, 1997, among the Company, Kash n' Karry Food Stores, Inc., and Etablissements Delhaize Freres Et Cie "Le Lion" S.A. (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q dated
                  July 25, 1997)

         10(z) Food Lion Inc. and The Bank of New York, Trustee, First Supplement Indenture dated as of April 21, 1997
                 (incorporated by reference to Exhibit 10(a) of the
                  Company's Quarterly Report on Form 10-Q dated
                  May 2, 1997)

         10(aa) Underwriting Agreement dated as of April 16, 1997 between Food Lion, Inc. and Salomon Brothers, Inc. for itself and as representative for NationsBanc Capital Markets Inc.(incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q dated May 2, 1997)

         10(ab) Credit Agreement dated as of December 15, 1997, among the Company the lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, and Wachovia Bank , N.A., as Documentation Agent.

         10(ac) Deferral Agreement and Election, dated as of December 18, 1997, by and between Tom E. Smith and the Company.

         10(ad) Employment Agreement, dated as of October 1, 1997, between Pamela K. Kohn and the Company.

         10(ae) Employment Agreement, dated as of October 1, 1997, between A. Edward Benner and the Company.

         10(af)   Agreement, dated as of January 4, 1998, between
                  Etablissements Delhaize Freres et Cie "Le Lion"
                  S.A. and the Company.

         11       Computation of Earnings Per Share

         13 Annual Report to Shareholders for the year ended January 3, 1998

         21       Subsidiaries of Registrant

         23       Consent of Independent Accountants

         27       Financial Data Schedules

         99 Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K

     (b) Reports on Form 8-K:

         The Company did not file a report on Form 8-K for the period ended January 3, 1998.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:04/08/98                   By     Tom E. Smith
                                       Tom E. Smith
                                       President, Chief Executive
                                       Officer, Principal
                                       Executive Officer and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: 04/08/98                  By     Tom E. Smith
                                       Tom E. Smith
                                       President, Chief Executive
                                       Officer, Principal
                                       Executive Officer and Director

Date:4/08/98                    By     Pierre-Olivier Beckers
                                       Pierre-Olivier Beckers
                                       Director

Date:                           By
                                       Dr. Jacqueline K. Collamore
                                       Director

Date: 4/08/98                   By     Jean-Claude Coppieters t Wallant
                                       Jean-Claude Coppieters t Wallant
                                       Director

Date:                           By
                                       William G. Ferguson
                                       Director

Date:                           By
                                       Dr. Bernard Franklin
                                       Director

Date: 04/08/98                  By     Joseph C. Hall
                                       Joseph C. Hall
                                       Senior Vice President of Operations
                                       Director

Date:04/08/98                   By     Margaret H. Kluttz
                                       Margaret H. Kluttz
                                       Director

Date:                           By
                                       Philippe Stroobant
                                       Director

Date:4/08/98                    By     Gui de Vaucleroy
                                       Gui de Vaucleroy
                                       Director
                                  -14-


Date:                           By
                                       R.William McCanless
                                       Chief Administrative Officer
                                       and Secretary

Date:04/08/98                   By     Laura Kendall
                                       Laura Kendall
                                       Vice President of Finance
                                       Chief Financial Officer
                                       Principal Financial Officer



                                    -15-




                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Food Lion, Inc.:

     We have audited the consolidated financial statements of Food Lion, Inc. and subsidiaries as of January 3, 1998 and December 28, 1996, and for each of the three fiscal years in the period ended January 3, 1998, which financial statements are included on pages 20 through 30 of the 1997 Annual Report to Shareholders of Food Lion,Inc., incorporated by reference herein.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Food Lion, Inc. and subsidiaries, as of January 3, 1998 and December 28, 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 17, the 1996 financial statements have been revised to reflect adjustments related to store closing reserves.



Charlotte, North Carolina
February 10, 1998
                                               COOPERS & LYBRAND, L.L.P.




                                      -16-


                            EXHIBIT INDEX
                                  to
                    ANNUAL REPORT ON FORM 10-K of
                           Food Lion, Inc.
                    For Year Ended January 3, 1998
                                                                      Sequential
Exhibit No.               Description                                 Page No.

     3(a) Articles of Incorporation, together with all amendments thereto (through May 5, 1988)
             (incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K dated March 24, 1992)

     3(b)    Bylaws of the Company effective May 4, 1995
            (incorporated by reference to Exhibit 3(b)
             of the Company's Annual Report on Form 10-K dated March 27, 1997)

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

    10(f) Employment Agreement dated August 1, 1991 between the Company and Tom E. Smith (incorporated by reference to Exhibit 10(h) of the Company's Annual
             Report on Form 10-K dated March 24, 1992)

    10(g) Stock Purchase Agreement dated June 30, 1981 between the Company and Ralph W. Ketner (incorporated by reference to Exhibit 10(j) of the Company's Annual
             Report on Form 10-K dated April 1, 1987)

    10(h)    Amended and Restated Food Lion, Inc. 1983 Employment
             Stock Option Plan (incorporated by reference to
             Exhibit 10(k) of the Company's Annual Report on Form
             10-K dated March 24, 1992)

    10(i)    1991 Employee Stock Option Plan of Food Lion, Inc.
             (incorporated by reference to Exhibit 10(l) of the
             Company's Annual Report on Form 10-K dated March 24,
             1992)

    10(j)    Split Dollar Life Insurance Agreement between the
             Company and Tom E. Smith (incorporated by reference to Exhibit 10(o) of the Company's Annual Report on
             Form 10-K dated April 1, 1987)

    10(k) Split Dollar Life Insurance Agreement between the Company and Tom E. Smith issued May 25, 1988 (incorporated by reference to Exhibit 10(w) of the Company's Annual report on Form 10-K dated March 20, 1989)

    10(l) Letter Agreement dated May 10, 1990 between the Company and Ralph W. Ketner (incorporated by reference to Exhibit 10(q) of the Company's Annual Report on Form 10-K dated March 25, 1991)

    10(m) U.S. Distribution Agreement dated August 20, 1991 between the Company and Goldman, Sachs & Co and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount to the Company's Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company's Annual Report on Form 10-K dated March 24, 1992)

    10(n)    License Agreement between the Company and
             Etablissements Delhaize Freres Et Cie "Le Lion" S.A.
             dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company's Annual Report on Form
             10-K dated March 31, 1994)

    10(o)    1996 Employee Stock Incentive Plan of Food Lion, Inc.
            (incorporated by reference to Exhibit 10(a) of the
             Company's Quarterly Report on Form 10-Q dated July 30, 1996)

    10(p) Key Executive Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q dated July 30, 1996)

    10(q) Profit Sharing Restoration Plan effective as of May 4, 1995 (incorporated by reference to Exhibit 10(c) of the Company's 10-Q A dated August 13, 1996)

    10(r) Supplemental Executive Retirement Plan effective as of May 4, 1995 (incorporated by reference to Exhibit 10(d) of the Company's 10-Q A dated August 13, 1996)

    10(s) Employee Severance Agreement dated September 5, 1996 between the Company and Dan A. Boone (incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q dated October 16, 1996)

    10(t) Employment Agreement dated as of February 27,1997 between Joseph C. Hall,Jr. and the Company (incorporated by reference to Exhibit 10(w) of the Company's Annual Report on Form 10-K dated March 27, 1997)

    10(u) Employment Agreement dated as of February 27,1997 between R. William McCanless and the Company (incorporated by reference to Exhibit 10(x) of the Company's Annual Report on Form 10-K dated March 27, 1997)

    10(v) Agreement and Plan of Merger dated as of October 31, 1996 among the Company, KK Acquisition Corp. and Kash n' Karry Food Stores, Inc. (incorporated by reference to Exhibit 2 of the Company's Report on Form 8-K dated October 31, 1996)

    10(w) Stockholders' Agreement, dated as of October 31, 1996, among the Company, KK Acquisition Corp., Kash n' Karry Food Stores, Inc. and the stockholders of Kash n' Karry Food Stores, Inc. signatory thereto (incorporated by reference to Exhibit 10 of the Company's Report on Form 8-K dated October 31,1996)

    10(x) $700,000,000 Revolving Credit Facility dated as of December 16, 1996 among the Company and various banks, and Chase Manhattan Bank, as Administrative Agent, and Wachovia Bank of North Carolina, N.A., as Documentation Agent (incorporated by reference to Exhibit 10(aa) of the Company's Annual Report on Form 10-K dated March 27, 1997)

    10(y) License agreement, dated as of June 19, 1997, among the Company, Kash n' Karry Food Stores, Inc., and Etablissements Delhaize Freres Et Cie "Le Lion" S.A.
            (incorporated by reference to Exhibit 10(a) of the
             Company's Quarterly Report on Form 10-Q dated
             July 25, 1997)

    10(z) Food Lion Inc. and The Bank of New York, Trustee, First Supplement Indenture dated as of April 21, 1997
            (incorporated by reference to Exhibit 10(a) of the
             Company's Quarterly Report on Form 10-Q dated
             May 2, 1997)

    10(aa) Underwriting Agreement dated as of April 16, 1997 between Food Lion, Inc. and Salomon Brothers, Inc. for itself and as representative for NationsBanc Capital Markets Inc.(incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q dated May 2, 1997)

    10(ab) Credit Agreement dated as of December 15, 1997, among the Company the lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, and Wachovia Bank, N.A., as Documentation Agent.

    10(ac) Deferral Agreement and Election, dated as of December 18, 1997, by and between Tom E. Smith and the Company.

    10(ad) Employment Agreement, dated as of October 1,1997, between Pamela K. Kohn and the Company.

    10(ae) Employment Agreement, dated as of October 1,1997, between A. Edward Benner and the Company.

    10(af)   Agreement, dated as of January 4, 1998, between
             Etablissements Delhaize Freres et Cie "Le Lion"
             S.A. and the Company.

    11       Computation of Earnings Per Share

    13       Annual Report to Shareholders for the year ended
             January 3,1998

    21       Subsidiaries of Registrant

    23       Consent of Independent Accountants

    27       Financial Data Schedules

    99 Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K


(b)   Reports on Form 8-K:

           The Company did not file a report on Form 8-K for the period ended January 3, 1998.