Form 10-Q
period 1998-03-28
FOOD LION INC
filed 1998-05-12
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                               FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 28, 1998

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
                                              Yes  X      No

Outstanding shares of common stock of the Registrant as of April 30, 1998.

       Class A Common Stock    236,572,031
       Class B Common Stock    232,727,364

                             Page 1 of  18

               The Exhibit index is located on page 16.
                           FOOD LION, INC.
                         INDEX TO FORM 10-Q
                           March 28, 1998



Part I.    FINANCIAL INFORMATION                                Page

     Item 1. Financial Statements

             Consolidated Statements of Income for the
             12 weeks ended March 28, 1998 and March 22, 1997    3

             Consolidated Balance sheets as of March 28,
             1998, January 3, 1998 and March 22, 1997            4

             Consolidated Statements of Cash Flows for
             12 weeks ended March 28, 1998
             and March 22, 1997                                  5

             Notes to Consolidated Financial Statements         6-7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations      8-12


Part II.   OTHER INFORMATION

     Item 1. Legal Proceedings                                  13

     Item 2. Changes in Securities                              13

     Item 3. Defaults Upon Senior Securities                    13

     Item 4. Submission of Matters to a Vote of Security        13
             Holders

     Item 5. Other Information                                  13

     Item 6. Exhibits and Reports on Form 8-K                   14

     Signatures                                                 15

     Exhibit Index                                              16


                               -2-
                                        PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                             FOOD LION, INC.

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
                          For the 12 Weeks ended March 28, 1998 and March 22, 1997
                                 (Dollars in thousands except per share data)

                                                       Restated
                                      Mar 28, 1998     Mar 22, 1997       Mar 28, 1998   Mar 22, 1997

                                                                                  %            %
Net sales                                $2,305,473       $2,276,746           100.00        100.00
Cost of goods sold                        1,800,115        1,783,063            78.08         78.32
Gross profit                                505,358          493,683            21.92         21.68

Selling and administrative expenses         336,295          346,841            14.59         15.23
Depreciation and amortization                52,418           48,697             2.27          2.14
Operating income                            116,645           98,145             5.06          4.31
Interest expense                             27,614           26,685             1.20          1.17
Income before income taxes                   89,031           71,460             3.86          3.14
Provision for income taxes                   33,797           27,869             1.47          1.22

Net income                               $   55,234       $   43,591             2.39          1.92

Basic and diluted earnings per share     $     0.12       $     0.09
Dividends per share                      $     0.04      $      0.03

Weighted average number
of shares outstanding:

Class A                                 236,334,766      236,195,448
Class B                                 232,727,364      232,902,364
Total                                   469,062,130      469,097,812


                                                    -3-



                                                          FOOD LION, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                         (Dollars in thousands)
                                                               (Unaudited)
                                                                                                  Restated
                                                         Mar 28, 1998        January 3, 1998       Mar 22, 1997
Assets
Current assets:
 Cash and cash equivalents                             $  152,231             $  56,147        $   101,205
 Receivables                                              157,306               166,790            142,509
 Inventories                                            1,014,622               982,744            974,861
 Prepaid expenses and other                                28,031                28,234             30,463
 Deferred tax asset                                        63,123                63,123             75,807
   Total current assets                                 1,415,313             1,297,038          1,324,845

Property, at cost, less accumulated
 depreciation                                           1,819,752             1,842,269          1,779,281
Deferred tax asset                                         51,980                51,980              8,619
Intangible assets                                         269,480               267,656            276,754
 Total assets                                          $3,556,525            $3,458,943         $3,389,499

Liabilities and Shareholders' Equity
Current Liabilities:
 Short-term borrowings                                   $     -               $ 80,000         $  300,000
 Accounts payable, trade                                  496,724               460,714            426,848
 Accrued expenses                                         409,043               351,173            402,307
 Capital lease obligations - current                       20,915                20,427             21,452
 Long term debt - current                                   2,580                 2,525                988
 Other liabilities - current                                9,446                 8,756              6,813
 Income taxes payable                                      27,796                   -         ____  20,868
   Total current liabilities                              966,504               923,595          1,179,276

Long-term debt                                            585,260               586,355            334,085
Capital lease obligations                                 505,479               489,928            470,545
Other liabilities                                         126,746               125,880            152,892
    Total liabilities                                   2,183,989             2,125,758          2,136,798

Shareholders' Equity:
Class A non-voting common stock, $.50 par value           118,253               118,112            118,130
Class B voting common stock, $.50 par value               116,364               116,364            116,451
Additional capital                                          2,248                   794              1,376
Retained earnings                                       1,135,671             1,097,915          1,016,744
     Total shareholders' equity                         1,372,536             1,333,185          1,252,701
        Total liabilities and shareholders' equity     $3,556,525            $3,458,943         $3,389,499

                                                         -4-






                              FOOD LION, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

           For the 12 Weeks ended March 28, 1998 and March 22, 1997
                           (Dollars in thousands)

                                                          12 Weeks
                                                                   Restated
                                                 Mar 28,1998      Mar 22,1997
Cash flows from operating activities
 Net income                                         $55,234          $43,591

 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                    52,418           48,697
    (Gain) Loss on disposals of property             (4,834)           1,515
    Deferred income taxes                               -             (5,850)
    Changes in operating assets and liabilities:
     Receivables                                      9,484            8,654
     Inventories                                    (31,878)          90,882
     Prepaid expenses and other                         203            3,197
     Accounts payable and accrued expenses           93,880          (19,999)
     Income taxes payable                            27,796           15,290
     Other liabilities                                1,556           (1,847)
              Total adjustments                     148,625          140,539

      Net cash provided by operating activities     203,859          184,130

Cash flows from investing activities
  Capital expenditures                              (58,304)        ( 53,464)
  Proceeds from disposal of property                 56,224              758
          Net cash used in investing activities    (  2,080)        ( 52,706)

Cash flows from financing activities
 Net (payments)proceeds under short-term borrowings (80,000)          49,990
 Principal payments on long-term debt                  (740)        (161,011)
 Principal payments under capital lease obligations  (8,772)          (5,591)
 Dividends paid                                     (17,474)         (15,693)
 Repurchase of common stock                             -               (874)
 Proceeds from issuance of common stock               1,291              589
         Net cash used in financing activities     (105,695)        (132,590)

Net increase in cash and cash
 equivalents                                         96,084           (1,166)

Cash and cash equivalents at beginning
of period                                            56,147           102,371

Cash and cash equivalents at end of period         $152,231          $101,205

    Notes to Consolidated Financial Statements (Dollars in thousands)

    1)   Basis of Presentation:

     The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Annual Report on Form 10-K of Food Lion, Inc. (the "Company"). Accordingly, the reader of this Form 10-Q should refer to the Company's Form 10-
K for the year ended January 3, 1998 for further information.

     The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the financial information includes all adjustments consisting of normal recurring adjustments necessary for a fair presentation of interim results.


2)   Supplemental Disclosure of Cash Flow Information:

     Selected cash payments and non-cash activities during the period were as follows:

                                          Mar 28, 1998    Mar 22, 1997

     Cash payments for income taxes          $   6,681        $18,144

     Cash payments for interest,
      net of amounts capitalized                18,390         21,326

     Non-cash investing and financing activities:

     Capitalized lease obligations
      incurred for store properties             33,024         18,092

     Capitalized lease obligations
      terminated for store properties            8,213         11,509

     Conversion of long-term debt
      to stock                                     300            0


     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

     During the first quarter additional Class A common stock of 37,974 shares was issued upon the conversion of $.3 million of long-term debt. The convertible subordinated debentures are convertible into shares of the Company's Class A non-voting common stock at a conversion price of $7.90 per share, subject to adjustment under certain circumstances.

3)   Inventories

     Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first-out(LIFO)method comprised approximately 85% and 86% of inventories, in 1998 and 1997, respectively. Meat, produce and deli inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method were used entirely,inventories would have been $117.9 million and $107.5 million greater for the period ended March 28, 1998 and March 22, 1997, respectively. Application of the LIFO method resulted in increases in the cost of goods sold of $3.5 million and $3.0 million for the period ended March 28, 1998 and March 22, 1997, respectively.

4)   Restatement of 1997 Financial Statements

     The Company has determined that its financial statements for the quarter ended March 22, 1997 should be restated to reflect adjustments related to the acquisition of Kash n' Karry and store closing costs. The impact of the restatement on the consolidated statement of income for the quarter then ended is as follows:

                                   Amounts                  Restated
                                   Previously Reported      Amounts

     Operating income              $101,323                 $98,145
     Net income                      45,529                  43,591
     Basic earnings per share         $0.10                   $0.09

5)   Year 2000 Disclosure

     The Company has and will continue to make certain investments in software systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

RESULTS OF OPERATIONS   (12 weeks ended March 28, 1998 compared to 12
weeks ended March 22, 1997)

The Company's sales for the first quarter of 1998 were $2.3 billion, an increase of 1.3% over the corresponding period of the prior year. Sales increased 5.0% over the first quarter of last year excluding 1997 sales for stores in the Company's Southwest market which closed during the fourth quarter of 1997. Same store sales increased 1.7%. First quarter 1998 sales were highlighted by an increase in both customer counts and average sales per customer. The Company experienced the strongest sales performance in Florida, Maryland, North Carolina and Virginia. Sales were also positively impacted during March by a customer contest in Food Lion stores which included a $1 million giveaway related to the Company's MVP customer card program. In addition, sales trends improved with the implementation in January of the Preferred Customer Club card, a customer loyalty program for Kash n' Karry stores.

The Company's 1998 business plan includes opening 75 new stores, closing 32 stores (approximately 14 of these closings will be relocations) and renovating approximately 133 existing stores. With this growth plan, the Company anticipates a net increase in store square footage of 8.0% in 1998. As of March 28, 1998, the Company had opened 14 new stores, closed seven stores (of which three were relocations), and completed renovations of six existing stores.

Gross profit was 21.92% of sales for the first quarter this year compared to 21.68% of sales for the same period last year. The increase in gross profit is due to continued category management initiatives particularly in the grocery and meat departments. Also the Company's gross profits were positively impacted by its Kash n' Karry stores which offer an expanded selection of higher margin non-food items in their larger store format.

For the first quarter of 1998, selling and administrative expenses were $336.3 million or 14.59% of sales as compared to 15.23% of sales in the corresponding period of the prior year. The improvement in selling and administrative expenses of 0.64% of sales is due to lower store operating expenses resulting from (1) a continued focus on cost containment, (2) improved sales performance, (3) the fourth quarter 1997 closing of the poor performing stores in the Company's Southwest market, and (4) improvement in the cost structure at Kash n' Karry due to the integration of all administrative functions during 1997.

The Company recorded $3.5 million in store closing costs (included in Selling and Administrative Expenses on the Company's Consolidated Statement of Income), related to planned store closings, during the first quarter of 1998. These costs are included in Additions in the table below.


  Store Closing Costs    Reduction     Lease      Accrued      Total
 (Dollars in millions)   of Asset   Liabilities   Expenses
                          Values
Balance at Jan. 3, 1998    $103.8      $123.1        $7.4       $234.3
Additions                    0.0         5.7         2.9          8.6
Reductions                 (65.9)       (1.8)       (2.4)       (70.1)
Reclassifications             .7        (1.4)         .7          0.0
Recognition of unused        0.0         0.0         0.0          0.0
reserves
Balance at Mar. 28, 1998    $38.6      $125.6        $8.6       $172.8

Additions also include gains ($5.1 million) related to the disposal of properties during the quarter. The Company recorded these gains to the store closing reserve pending the results of disposition efforts on remaining closed store properties.

Significant reductions in the Company's store closing costs relate to the sale of 43 owned stores in the Southwest market, which the Company exited in the fourth quarter of 1997. At the end of the first quarter 1998, 48 of the 61 stores in the Southwest market had been disposed (44 owned stores were sold, one store lease was terminated, one store lease was assigned and two leased stores were subleased). The Company continues to market its distribution center located in Roanoke, Texas. As of March 28, 1998 the Company has received $78 million in proceeds related to these disposition efforts since closing the stores in November of 1997.

At the end of the first quarter of 1998 the Company had $172.8 million in store closing costs related to 183 stores (174 leased and nine owned)and two distribution centers. Disposition efforts on the properties related to these stores (leases, equipment and store buildings) began immediately following the store closing and will continue until all related properties are disposed.

Depreciation and amortization of $52.4 million was 2.27% of sales compared to 2.14% of sales in the first quarter of 1997. The 0.13% of sales increase is due to leasehold improvements and equipment purchases for new stores and renovations since the first quarter last year.

Interest expense as a percent of sales was 1.20% for first quarter 1998 compared to 1.17% for the corresponding period last year. The increase in interest is due to the amortization of lease liabilities on closed stores and an increase in interest expense on store capital leases resulting from new store openings and renovations.

Net income for the quarter was $55.2 million or 2.39% of sales as compared to 1.92% of sales in the restated first quarter of the prior year. Basic and diluted earnings per share were $.12 as compared to $.09 restated last year.


Liquidity and Capital Resources

Cash provided by operating activities totaled $203.9 million for the 12 weeks ended March 28, 1998 compared with $184.1 million for the same period last year. The increase was primarily due to an increase in accounts payable, accrued expenses and net income, offset by an increase in inventory levels.

Capital expenditures totaled $58.3 million for the 12 weeks ended March 28, 1998 compared with $53.4 million for the same period in 1997. The company opened 14 new stores, closed seven stores (including three relocations), and completed the renovation of six existing stores during the first quarter of 1998. Food Lion plans to open a total of 75 new stores in 1998 and to renovate approximately 133 stores. The Company anticipates that the majority of the new stores will be opened under conventional leasing arrangements.

Significant capital expenditures currently estimated for the remainder of 1998 are $360 million. Capital expenditures for 1998 will be financed through funds generated from operations, existing bank and credit lines, and other debt, if necessary.

On April 27, 1998 the Company exercised its right to call all of its 5% convertible subordinated debentures, orginally due in 2003. The redemption date is May 27, 1998, and the bondholders' right to convert debentures terminates on May 18, 1998. The redemption will be funded by cash provided by operations. At March 28, 1998, the Company had $113.8 million outstanding related to these convertible debentures. The conversion election will have no impact on the Company's basic and diluted earnings per share calculations.

The Company maintains the following bank and credit lines:

  $250 million commercial paper program under which no borrowings were outstanding during the first quarters of 1998 and 1997.

  A revolving credit facility with a syndicate of commercial banks providing $700 million in committed lines of credit, of which $350 million expires in December, 1998 and the remaining $350 million will expire in December, 2001. There were no outstanding borrowings as of March 28, 1998, compared with $300 million outstanding as of March 22, 1997.

  Additional short-term committed lines of credit totaling $35 million which are available when needed. The Company is not required to maintain compensating balances related to these lines of credit, and borrowings may occur periodically. There were no borrowings as of March 28, 1998 or March 22, 1997. During the first quarter of 1998, the Company had average borrowings of $6.3 million at a daily weighted average interest rate of 5.61% with a maximum amount outstanding of $20 million.

  Periodic short-term borrowings may be placed under informal credit arrangements, which are available to the Company at the discretion of the lender. Borrowings for the first quarter were as follows (see table below):

     Informal Credit Arrangements

     (dollars in millions)                           1998        1997
     Outstanding borrowings at end of first quarter    $0          $0
     Average borrowings                             $10.0       $ 0.2
     Maximum amount outstanding                     $80.0       $20.0
     Daily weighted average interest rate            5.66%       5.46%


During the first quarter of 1998, the Company did not purchase any shares of Class A or Class B stock, under the Company's $100 million stock repurchase plan which expired April 1998. Purchases of Class A and/or Class B Common Stock may be made in the open market, as deemed in the best interest of shareholders. The Company's Board of Directors renewed this program until May, 1999.


Other

Information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors have previously been identified in filings or statements made by or on behalf of the

Company, including filings with the Securities and Exchange Commission of Forms 10-Q, 10-K and 8-K. Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy or in the Company's primary markets, changes in consumer spending, competitive factors, the nature and extent of continued consolidation in the industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs - supply or quality control problems with the Company's vendors, and uncertainties detailed from time-to-time in the Company's filings with the Securities and Exchange Commission. In addition, with respect to the anticipated proceeds from the disposition of assets in the Southwest, additional factors that could cause results to differ materially include conditions in the real estate market and general economic conditions in the local communities where the assets are located.

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings

The Company has had no significant developments related to legal matters since the Item 1 disclosure included in the Company's Form 10K filed April 8, 1998 for the year ended January 3, 1998.


Item 2.   Change in Securities

          This item is not applicable.

Item 3.   Defaults Upon Senior Securities

          This item is not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

(a). The Company held its Annual Meeting of Shareholders on May 7,1998.

(b). Not applicable

(c). Matters voted upon at the meeting.

 Election of Directors        For          Withheld         Broker
                                                           Non-Votes
Pierre-Olivier Beckers    201,517,594      4,213,685      26,996,085
Dr. J. Kelly Collamore    201,670,587      4,060,692      26,996,085
JC Coppieters`T Wallant   201,431,095      4,300,184      26,996,085
William G. Ferguson       201,612,322      4,118,957      26,996,085
Dr.Bernard W. Franklin    201,534,759      4,196,520      26,996,085
Joseph C. Hall, Jr.       201,623,421      4,107,858      26,996,085
Margaret H. Kluttz        201,481,123      4,250,156      26,996,085
Dominique Raquez          201,508,584      4,222,695      26,996,085
Tom E. Smith              201,531,820      4,199,459      26,996,085
Gui de Vaucleroy          201,511,128      4,220,151      26,996,085


Appointment of               For      Against     Abstain     Broker
Independent Accountants                                      Non-votes

Coopers &                205,391,501  135,923     203,855   26,996,085
Lybrand,L.L.P.


Item 5.   Other Information

          This item is not applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a).      Exhibits
          27 Financial Data Schedule

(b). The Company did not file a report on Form 8-K for the period ended March 28, 1998.

                             SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   FOOD LION, INC.
                                   Registrant


DATE:  May 12, 1998                  BY:  Laura Kendall
                                     Laura Kendall
                                     Vice President of Finance
                                     Chief Financial Officer
                                     Principal Financial Officer

EXHIBIT INDEX


                                                            SEQ. PAGE
EXHIBIT #    DESCRIPTION                                        NO.



  27         Financial Data Schedule                           17-18