Form 10-Q
period 1998-06-20
FOOD LION INC
filed 1998-07-23
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 20,1998

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
                                              Yes  X      No

Outstanding shares of common stock of the Registrant as of July 22, 1998.

       Class A Common Stock     250,667,996
       Class B Common Stock     232,727,364

                                  Page 1 of 19

                    The Exhibit index is located on page 17.

                                 FOOD LION, INC.
                               INDEX TO FORM 10-Q
                                  June 20, 1998



Part I.FINANCIAL INFORMATION                                    Page

     Item 1. Financial Statements

             Consolidated Statements of Income for the
             12 and 24 weeks ended June 20, 1998 and
             June 14, 1997                                      3-4

             Consolidated Balance sheets as of June 20,
             1998, January 3, 1998 and June 14, 1997            5

             Consolidated Statements of Cash Flows for
             12 and 24 weeks ended June 20, 1998
             and June 14, 1997                                  6

             Notes to Consolidated Financial Statements         7-8

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations      9-13


Part II.   OTHER INFORMATION

     Item 1. Legal Proceedings                                  14

     Item 2. Changes in Securities                              15

     Item 3. Defaults Upon Senior Securities                    15

     Item 4. Submission of Matters to a Vote of Security        15
             Holders

     Item 5. Other Information                                  15

     Item 6. Exhibits and Reports on Form 8-K                   15

     Signatures                                                 16

     Exhibit Index                                              17


                               -2-

                                        PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                             FOOD LION, INC.

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
                          For the 12 Weeks ended June 20, 1998 and June 14, 1997

                                (Dollars in thousands except per share data)

                                                        Restated                            Restated
                                      June 20,1998     June 14,1997      June 20,1998    June 14,1997

                                                                                  %            %
Net sales                                $2,353,260       $2,324,719           100.00        100.00
Cost of goods sold                        1,826,657        1,821,049            77.62         78.33
Gross profit                                526,603          503,670            22.38         21.67

Selling and administrative expenses         352,609          345,413            14.98         14.87
Depreciation and amortization                54,012           52,150             2.30          2.24
Operating income                            119,982          106,107             5.10          4.56
Interest expense                             23,154           27,761             0.99          1.19
Income before income taxes                   96,828           78,346             4.11          3.37
Provision for income taxes                   36,795           30,555             1.56          1.31

Net income                               $   60,033       $   47,791             2.55          2.06

Basic and diluted earnings per share     $     0.13       $     0.10
Dividends per share                      $     0.04      $      0.03

Weighted average number
of shares outstanding:

Class A                                 244,777,891      236,087,308
Class B                                 232,727,364      232,760,697
Total                                   477,505,255      468,848,005


                                                    -3-

                                      PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                              FOOD LION, INC.

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
                          For the 24 Weeks ended June 20, 1998 and June 14, 1997
                                 (Dollars in thousands except per share data)

                                                          Restated                          Restated
                                      June 20, 1998     June 14, 1997      June 20, 1998  June 14, 1997

                                                                                  %              %
Net sales                                $4,658,733       $4,601,465           100.00         100.00
Cost of goods sold                        3,626,772        3,604,112            77.85          78.33
Gross profit                              1,031,961          997,353            22.15          21.67


Selling and administrative expenses         688,904          692,254            14.79          15.04
Depreciation and amortization               106,430          100,847             2.28           2.19
Operating income                            236,627          204,252             5.08           4.44
Interest expense                             50,768           54,446             1.09           1.18
Income before income taxes                  185,859          149,806             3.99           3.26
Provision for income taxes                   70,592           58,424             1.52           1.27

Net income                               $  115,267       $   91,382             2.47           1.99

Basic and diluted earnings per share     $     0.24       $     0.19
Dividends per share                      $     0.07       $     0.07

Weighted average number
of shares outstanding:

Class A                                 240,556,329      236,141,377
Class B                                 232,727,364      232,831,531
Total                                   473,283,693      468,972,908

                                                     -4-






                                                          FOOD LION, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                         (Dollars in thousands)
                                                               (Unaudited)
                                                                                                     Restated
                                                         June 20, 1998        January 3, 1998      June 14, 1997
Assets
Current assets:
 Cash and cash equivalents                             $   45,702             $  56,147        $    26,638
 Receivables                                              157,905               166,790            142,006
 Inventories                                            1,000,916               982,744            974,953
 Prepaid expenses and other                                52,631                28,234             67,794
 Deferred tax asset                                        63,123                63,123             75,807
   Total current assets                                 1,320,277             1,297,038          1,287,198

Property, at cost, less accumulated
 depreciation                                           1,832,946             1,842,269          1,831,187
Deferred tax asset                                         51,980                51,980              8,619
Intangible assets                                         267,046               267,656            274,117
 Total assets                                          $3,472,249            $3,458,943         $3,401,121

Liabilities and Shareholders' Equity
Current Liabilities:
 Short-term borrowings                                   $     -               $ 80,000         $     -
 Accounts payable, trade                                  508,585               460,714            477,972
 Accrued expenses                                         321,621               351,173            355,108
 Capital lease obligations - current                       21,229                20,427             20,872
 Long term debt - current                                   2,646                 2,525                905
 Other liabilities - current                                9,911                 8,756              6,992
   Total current liabilities                              863,992               923,595            861,849

Long-term debt                                            470,797               586,355            633,905
Capital lease obligations                                 491,178               489,928            479,338
Other liabilities                                         120,686               125,880            143,202
    Total liabilities                                   1,946,653             2,125,758          2,118,294

Shareholders' Equity:
Class A non-voting common stock, $.50 par value           125,299               118,112            118,033
Class B voting common stock, $.50 par value               116,364               116,364            116,364
Additional capital                                        105,999                   794                 24
Retained earnings                                       1,177,934             1,097,915          1,048,406
     Total shareholders' equity                         1,525,596             1,333,185          1,282,827
        Total liabilities and shareholders' equity     $3,472,249            $3,458,943         $3,401,121

                              FOOD LION, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

           For the 24 Weeks ended June 20, 1998 and June 14, 1997
                           (Dollars in thousands)

                                                        24 Weeks
                                                                 Restated
                                             June 20,1998      June 14,1997
Cash flows from operating activities
 Net income                                        $115,267          $91,382

 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                   106,430          100,847
    (Gain) Loss on disposals of property             (1,841)           1,057
    Deferred income taxes                               -             (5,850)
    Changes in operating assets and liabilities:
     Receivables                                      8,885            9,157
     Inventories                                    (18,172)          90,790
     Prepaid expenses and other                     (24,397)         (39,712)
     Accounts payable and accrued expenses           18,319          (16,074)
     Other liabilities                               (4,039)         (11,358)
              Total adjustments                      85,185          128,857

      Net cash provided by operating activities     200,452          220,239

Cash flows from investing activities
  Capital expenditures                             (141,878)        (145,846)
  Proceeds from disposal of property                 66,895            5,121
          Net cash used in investing activities    ( 74,983)        (140,725)

Cash flows from financing activities
 Net payments under short-term borrowings           (80,000)        (250,010)
 Principal payments on long-term debt                (4,992)        (161,274)
 Proceeds from issuance of long-term debt               -            300,000
 Principal payments under capital lease obligations (17,621)         (10,320)
 Dividends paid                                     (35,248)         (31,390)
 Repurchase of common stock                             -             (2,960)
 Proceeds from issuance of common stock               1,947              707
         Net cash used in financing activities     (135,914)        (155,247)

Net decrease in cash and cash
 equivalents                                        (10,445)         (75,733)

Cash and cash equivalents at beginning
of period                                            56,147          102,371

Cash and cash equivalents at end of period         $ 45,702         $ 26,638

    Notes to Consolidated Financial Statements (Dollars in thousands)

    1)   Basis of Presentation:

     The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Annual Report on Form 10-K of Food Lion, Inc. (the "Company"). Accordingly, the reader of this Form 10-Q should refer to the Company's Form 10-K for the year ended January 3, 1998 for further information.

     The financial information has been prepared in accordance with   the
Company's customary accounting practices and has not been audited. In the opinion of management, the financial information includes all adjustments consisting of normal recurring adjustments necessary for a fair presentation of interim results.


2)   Supplemental Disclosure of Cash Flow Information:

     Selected cash payments and non-cash activities incurred during the 24 week period of 1998 and 1997 were as follows:

                                          June 20, 1998    June 14,1997

     Cash payments for income taxes           $93,273         $101,676

     Cash payments for interest,
      net of amounts capitalized               52,952           50,302

     Non-cash investing and financing activities:

     Capitalized lease obligations
      incurred for store properties            31,975           31,594

     Capitalized lease obligations
      terminated for store properties          12,302           12,069

     Conversion of long-term debt
      to stock                                110,445             0

The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

During the second quarter of 1998 the Company called for redemption its outstanding convertible subordinated debentures totaling $113.8 million through either (1) payment to the bond holders at 101% of the principal together with accrued interest or (2) conversion of the debentures into shares of the Company's Class A Common Stock. Most bond holders elected conversion resulting in the issuance of 13,942,371 shares of Class A Common Stock. The Company paid $3.8 million in principal, premium and accrued interest to remaining bond holders.


3)   Inventories

     Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first-out(LIFO) method comprised approximately
84% and 83% of inventories, in 1998 and 1997, respectively. Meat, produce and deli inventories are valued on the first-in, first-out (FIFO) method.
If the FIFO method were used entirely, inventories would have been $119.9 million and $110.6 million greater at June 20, 1998 and June 14, 1997, respectively. Application of the LIFO method resulted in increases in the cost of goods sold of $5.5 million and $6.2 million for the 24 weeks ended June 20, 1998 and June 14, 1997, respectively.

4)   Restatement of 1997 Financial Statements

     The Company previously determined that its financial statements for the quarter and the 24 weeks ended June 14, 1997 should be restated to reflect adjustments related to the acquisition of Kash n' Karry and store closing costs. The impact of the restatement on the consolidated statement of income for the second quarter and year to date ended June 14, 1997 is as follows:


                           Amounts    Restated    Amounts      Restated
                          Previously  Amounts -   Previously    Amounts
                          Reported -   Second     Reported -    - YTD
                            Second    Quarter       YTD
                           Quarter

Operating income          $109,284   $106,107    $210,608   $204,252
Net income                  49,729     47,791      95,259     91,382
Basic earnings per share     $0.11      $0.10       $0.20      $0.19

5)   Reclassification

     Certain financial statement items have been reclassified to conform to the current year's format.

6)   Year 2000 Disclosure

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

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

RESULTS OF OPERATIONS   (12 and 24 weeks ended June 20, 1998 compared to 12 and
24 weeks ended June 14, 1997)

The Company's sales for the second quarter and year to date of 1998 were $2.4 billion and $4.7 billion, respectively, resulting in increases of 1.2% over the corresponding periods of 1997. During the second quarter of 1998 total sales were impacted by a change in the method of collecting sales tax on products discounted through the MVP customer(MVP)and Preferred Customer (PCC) loyalty card programs. Beginning in May 1998, after receiving permission from all state departments of revenue, the Company began collecting sales tax on the net sales price, after considering the MVP/PCC discount granted, rather than on the full retail price of the MVP/PCC items. The related impact on the quarter was to reduce reported sales by approximately $26 million. This change does not impact the same store sales calculation or the Company's net income, as gross profit and expense dollars are the same under either method. The only difference is that under the new method the discount granted is reflected in sales as opposed to cost of goods sold under the original method. The following table illustrates the impact of the change.

Second Quarter 1998           Dollars       Dollars       %          %
(Dollars in thousands)      As Reported    Adjusted       As     Adjusted
                            (New Method)   (Original   Reported  (Original
                                            Method)      (New     Method)
                                                       Method)

Net sales                    $2,353,260   $2,379,642    100.00    100.00
Cost of goods sold            1,826,657    1,853,039     77.62     77.87

Gross profit                    526,603      526,603     22.38     22.13
Selling and administrative      352,609      352,609     14.98     14.82
expenses
Depreciation and                 54,012       54,012      2.30      2.27
amortization
Operating income                119,982      119,982      5.10      5.04
Interest expense                 23,154       23,154      0.99      0.97
Income before income taxes       96,828       96,828      4.11      4.07
Provision for income taxes       36,795       36,795      1.56      1.55

Net income                       60,033       60,033      2.55      2.52
Basic and diluted earning         $0.13        $0.13
per share
Weighted average number of      477,505      477,505
shares outstanding

This change will reduce sales reported in future quarters by approximately two percent. The adjusted percentage of sales figures included in the table above are more comparable to figures reported in previous quarters.

Current year sales increased 4.8% and 4.9% over the second quarter and year to date 1997, respectively, excluding 1997 sales for stores in the Company's Southwest market which closed during the fourth quarter of 1997. Same store sales increased 2.7% for second quarter and 2.2% year to date.

The Company's 1998 business plan includes opening 75 new stores, closing 32 stores (approximately 14 of these closings will be relocations) and renovating approximately 133 existing stores. With this growth plan, the Company anticipates a net increase in store square footage of 8.0% in 1998. As of June 20, 1998, the Company had opened 33 new stores, closed 15 stores (of which seven were relocations), and completed renovations to 56 existing stores.

Gross profits of 22.38% for the second quarter and 22.15% year to date (or 22.13% and 22.03%, respectively, adjusted to reflect the original method of collecting sales tax), compared favorably against prior year gross profits of 21.67% both in the second quarter and year to date. The increase in gross profit is due to continued category management initiatives and solid results in higher margin areas such as perishables and frozen foods. The second quarter LIFO charge was $2.1 million. The Company's internal testing for the second quarter indicated a minimal inflation rate of 0.5% stemming primarily from an increase in tobacco and paper prices, an increase in dairy prices due to the rising cost of butterfat, and an increase in canned tuna and pineapple prices resulting from the impact of poor weather conditions (El Nino). These increases were offset by deflation in the grocery category primarily due to a decrease in coffee and juice prices. All other significant merchandise categories had no inflation. The current LIFO provision ($5.5 million year to date) is adequate to cover this level of inflation.

For the second quarter of 1998, selling and administrative expenses were $352.6 million or 14.98% of sales (14.82% adjusted to reflect the original method of collecting sales tax) as compared to $345.4 million or 14.87% of sales in the corresponding period of the prior year. Selling and administrative expenses include the write-off of $1.4 million in debt issuance costs related to the convertible subordinated debentures which were redeemed during second quarter. Year to date selling and administrative expenses of 14.79% improved over last year resulting from (1) a continued focus on cost containment, (2) improved sales performance, (3) the fourth quarter 1997 closing of the under-performing stores in the Company's Southwest market, and (4) improvement in the cost structure at Kash n' Karry due to the integration of all administrative functions during 1997.

During the quarter the Company recorded $3.9 million in store closing costs (included in Selling and Administrative Expenses on the Company's Consolidated Statement of Income), related to planned store closings. These costs are included in "Additions" in the table below.

                         Store Closing Costs

                         Reduction
                          of Asset      Lease      Accrued
(Dollars in millions)     Values    Liabilities   Expenses     Total

Balance at March 28,1998   $38.6        $125.6        $8.6      $172.8
Additions                    0.0           3.5         0.4         3.9
Reductions                  -0.2          -6.1        -6.0       -12.3
Reclassifications            1.3          -2.5         1.2         0.0
Recognition of unused        0.0           0.0         0.0         0.0
reserves
Balance at June 20, 1998   $39.7        $120.5        $4.2      $164.4

Significant reductions in the Company's store closing costs primarily include fees for lease terminations and on-going rent payments made on remaining lease obligations.

The Company continues to market the remaining closed stores and distribution center in the Southwest market, which the Company exited in the fourth quarter of 1997. At the end of the second quarter 1998, 52 of the 61 stores in the Southwest market had been disposed. As of June 20, 1998 the Company has received $85.1 million in proceeds related to these disposition efforts since closing the stores in November of 1997.

At the end of the second quarter of 1998 the Company had $164.4 million in store closing costs related to 154 stores (149 leased and 5 owned) and two distribution centers. Disposition efforts on the properties related to these stores(leases, equipment and store buildings) began immediately following the store closing and will continue until all related properties are disposed.

Depreciation and amortization of $54.0 million was 2.30% of sales compared to 2.24% of sales in the second quarter of 1997. Year to date depreciation and amortization was $106.4 million or 2.28% of sales. The quarter and year to date increases are primarily due to leasehold improvements and equipment purchases for new stores and renovations since the second quarter of last year.

Interest expense of $23.2 million for the second quarter of 1998 and $50.8 million year to date decreased $4.6 million and $3.7 million, respectively, compared to the same periods of 1997 primarily due the pre-payment of $50 million in note purchase agreements during the fourth quarter of 1997, offset by an increase in interest expense on store capital leases resulting from new store openings and renovations.

Net income for the quarter was $60.0 million or 2.55% of sales as compared to 2.06% of sales in the restated second quarter of the prior year. Basic and diluted earnings per share were $.13 as compared to $.10 restated last year.


Liquidity and Capital Resources

Cash provided by operating activities totaled $200.5 million for the 24 weeks ended June 20, 1998 compared with $220.2 million for the same period last year. The decrease was primarily due to an increase in inventory levels offset by an increase in accounts payable and accrued expenses.

Capital expenditures totaled $141.9 million for the 24 weeks ended June
20, 1998 compared with $145.8 million for the same period in 1997. The Company opened 33 new stores, closed 15 stores (including seven relocations), and completed the renovation of 56 existing stores through the end of second quarter of 1998. Food Lion plans to open a total of 75 new stores in 1998 and to renovate approximately 133 stores. The Company anticipates that the majority of the new stores will be opened under conventional leasing arrangements.

Capital expenditures are projected to total approximately $360 million in 1998. These capital expenditures will be financed through funds generated from operations, existing bank and credit lines, and other debt, if necessary.


The Company maintains the following bank and credit lines:

    $250 million commercial paper program under which no borrowings were outstanding during the first and second quarters of 1998 and 1997.

    A revolving credit facility with a syndicate of commercial banks providing $700 million in committed lines of credit, of which $350 million expires in December, 1998 and the remaining $350 million will expire in December, 2001. There were no outstanding borrowings as the end of the second quarter of 1998 or during 1997.

    Additional short-term committed lines of credit totaling $35 million which are available when needed. The Company is not required to maintain compensating balances related to these lines of credit, and borrowings may occur periodically. There were no borrowings as of June 20, 1998 or June 14, 1997. During the second quarter of 1998, the Company had average borrowings of $6.4 million at a daily weighted average interest rate of 5.6% with a maximum amount outstanding of $23 million.

    Periodic short-term borrowings may be placed under informal credit arrangements, which are available to the Company at the discretion of the lender. Borrowings for the second quarter were as follows (see table below):

     Informal Credit Arrangements
     (dollars in millions)                             1998      1997
     Outstanding borrowings at end of second quarter     $0        $0
     Average borrowings                               $15.8     $13.4
     Maximum amount outstanding                       $72.0     $55.0
     Daily weighted average interest rate              5.62%     5.72%

During the second quarter of 1998, the Company did not purchase any shares of Class A or Class B stock under the Company's $100 million stock repurchase plan which expires in May of 1999. The Company is currently preserving its liquidity for growth opportunities.


Other

Information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company, including filings with the Securities and Exchange Commission of Forms 10-Q, 10-K and 8-K. Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward - looking statements include: changes in the general economy or in the Company's primary markets, changes in consumer spending, competitive factors, the nature and extent of continued consolidation in the industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs - supply or quality control problems with the Company's vendors, and uncertainties detailed from time-to-time in the Company's filings with the Securities and Exchange Commission. In addition, with respect to the anticipated proceeds from the disposition of assets in the Southwest, additional factors that could cause results to differ materially include conditions in the real estate market and general economic conditions in the local communities where the assets are located.

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings

Longman et al. v. Food Lion,Inc. and Tom E.Smith,4:92 CV 696
(M.D.N.C.)(complaint filed November 12, 1992, and amended January 23,
1993)("Longman");and

Feinman et al. v. Food Lion, Inc. and Tom E. Smith,4:92 CV
705(M.D.N.C.)(complaint filed November 13, 1992)("Feinman").

The Longman and Feinman actions asserted claims against the Company and Tom E.Smith under Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 for securities fraud and claims of common law fraud and negligent misrepresentation. The actions had been consolidated for discovery and trial purposes. On June 18, 1998, the court granted Food Lion's and Mr. Smith's motions for summary judgment, and dismissed these actions in their entirety as to both Food Lion and Mr.Smith.The plaintiffs have filed a notice of appeal in these actions.


In re Food Lion, Inc. Fair Labor Standards Act "Effective Scheduling" Litigation

In re Food Lion, Inc., Fair Labor Standards Act "Effective Scheduling" litigation, MDL Docket No. 929 involves a number of actions against the Company which were transferred by the Multi-District Litigation Panel to the United States District Court for the Eastern District of North Carolina for pretrial proceedings (the "Multi-District Action"). The pretrial proceedings are complete and pursuant thereto, a number of claims were dismissed. Other cases settled (North Carolina, 1994 and 1995; Virginia, 1993 and 1994; Tennessee,1994; Florida, 1997; and South Carolina, 1998) in an aggregate amount (inclusive of attorneys' fees where awarded) not material to the Company's financial condition or results of operations. Approximately 67 claims dismissed from the North Carolina cases were consolidated and certified for appeal to the United States Court of Appeals for the Fourth Circuit. A number of claims dismissed from the South Carolina and Florida cases were added to the appeal. On June 4, 1998, the Fourth Circuit decided in favor of Food Lion on all appeals, upholding the District Court's dismissal of claims from the Multi-District Action (In re: Food Lion, Incorporated, Fair Labor Standards Act "Effective Scheduling" Litigation, No.MISC-92-198-5-F, CA-92-503-2 (4th Cir. June 4, 1998)(per curian).In the first quarter of 1998, a petition for attorneys' fees was filed with respect to the Florida claims and remains pending. Based upon currently available information, the Company believes that any resulting liability will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 2.   Change in Securities

          This item is not applicable.

Item 3.   Defaults Upon Senior Securities

          This item is not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          This item is not applicable.

Item 5.   Other Information

          This item is not applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a).      Exhibits
          27 Financial Data Schedule

(b). The Company did not file a report on Form 8-K for the period ended June 20, 1998.

                             SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   FOOD LION, INC.
                                   Registrant


DATE July 23, 1998                 BY: Laura Kendall
                                     Laura Kendall
                                     Vice President of Finance
                                     Chief Financial Officer
                                     Principal Financial Officer

EXHIBIT INDEX


                                                            SEQ. PAGE
Exhibit #                 DESCRIPTION                             NO.



  27         Financial Data Schedule                          18-19