Form 10-Q
period 1998-09-12
FOOD LION INC
filed 1998-10-27
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                              FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 12,1998

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
                                              Yes  X      No

Outstanding shares of common stock of the Registrant as of October 21, 1998.

       Class A Common Stock                250,574,943
       Class B Common Stock                232,427,364

                                  Page 1 of 20

                    The Exhibit index is located on page 18.

                                 FOOD LION, INC.
                               INDEX TO FORM 10-Q
                               September 12, 1998



Part I.  FINANCIAL INFORMATION                                       Page

     Item 1. Financial Statements

             Consolidated Statements of Operations for the
             12 and 36 weeks ended September 12, 1998 and
             September 6, 1997                                       3-4

             Consolidated Balance Sheets as of September 12,
             1998, January 3, 1998 and September 6, 1997              5

             Consolidated Statements of Cash Flows for
             36 weeks ended September 12, 1998 and
             September 6, 1997                                        6

             Notes to Consolidated Financial Statements             7-8

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations         9-15


Part II.   OTHER INFORMATION

     Item 1. Legal Proceedings                                      16

     Item 2. Changes in Securities                                  16

     Item 3. Defaults Upon Senior Securities                        16

     Item 4. Submission of Matters to a Vote of Security            16
             Holders

     Item 5. Other Information                                      16

     Item 6. Exhibits and Reports on Form 8-K                       16

     Signatures                                                     17

     Exhibit Index                                                  18


                                        PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                             FOOD LION, INC.

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)
                          For the 12 Weeks ended September 12, 1998 and September 6, 1997

                                (Dollars in thousands except per share data)

                                                            Restated                       Restated
                                       Sept 12,1998      Sept 6,1997     Sept 12,1998   Sept 6,1997

                                                                                  %             %
Net sales                                 $2,378,922       $2,366,905           100.00        100.00
Cost of goods sold                         1,843,988        1,853,473            77.51         78.31
Gross profit                                 534,934          513,432            22.49         21.69

Selling and administrative expenses          356,043          346,059            14.97         14.62
Depreciation and amortization                 55,777           52,153             2.35          2.20
Store closing charge                                           96,414                           4.07
Operating income                             123,114           18,806             5.17          0.80
Interest expense                              17,420           29,268             0.73          1.24
Income (loss) before income taxes            105,694          (10,462)            4.44         (0.44)
Income taxes (provision) benefit             (32,925)           4,080            (1.38)         0.17

Net income (loss)                         $   72,769       $   (6,382)            3.06         (0.27)

Basic and diluted earnings(loss)per share $     0.15       $    (0.01)
Dividends per share                       $     0.04       $     0.03

Weighted average number
of shares outstanding:

Class A                                  250,738,274      236,086,942
Class B                                  232,727,364      232,727,364
Total                                    483,465,638      468,814,306


                                      PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                              FOOD LION, INC.

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)
                          For the 36 Weeks ended September 12, 1998 and September 6, 1997
                                 (Dollars in thousands except per share data)

                                                           Restated                        Restated
                                     Sept 12, 1998     Sept 6, 1997    Sept 12, 1998   Sept 6, 1997

                                                                                 %              %
Net sales                                $7,037,655       $6,968,371           100.00         100.00
Cost of goods sold                        5,470,760        5,457,585            77.74          78.32
Gross profit                              1,566,895        1,510,786            22.26          21.68


Selling and administrative expenses       1,044,947        1,038,313            14.85          14.90
Depreciation and amortization               162,207          153,000             2.30           2.20
Store closing charge                                          96,414                            1.38
Operating income                            359,741          223,059             5.11           3.20
Interest expense                             68,188           83,714             0.97           1.20
Income before income taxes                  291,553          139,345             4.14           2.00
Income taxes provision                      103,517           54,345             1.47           0.78

Net income                               $  188,036       $   85,000             2.67           1.22

Basic and diluted earnings per share     $     0.39       $     0.18
Dividends per share                      $     0.11       $     0.10

Weighted average number
of shares outstanding:

Class A                                 243,950,316      236,123,299
Class B                                 232,727,364      232,796,808
Total                                   476,677,680      468,920,107

                                                          FOOD LION, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                         (Dollars in thousands)
                                                               (Unaudited)
                                                                                                  Restated
                                                         Sept 12, 1998        January 3, 1998      Sept 6, 1997
Assets
Current assets:
 Cash and cash equivalents                             $  159,920            $   56,147         $  106,088
 Receivables                                              146,041               166,790            149,951
 Inventories                                            1,005,866               982,744            984,482
 Prepaid expenses and other                                29,698                28,234             70,876
 Deferred tax asset                                        73,604                63,123             75,807
   Total current assets                                 1,415,129             1,297,038          1,387,204

Property, at cost, less accumulated
 depreciation                                           1,855,498             1,842,269          1,807,934
Deferred tax asset                                         37,645                51,980              8,619
Intangible assets                                         264,833               267,656            273,204
 Total assets                                          $3,573,105            $3,458,943         $3,476,961

Liabilities and Shareholders' Equity
Current Liabilities:
 Short-term borrowings                                 $     -               $   80,000         $     -
 Accounts payable, trade                                  509,337               460,714            490,500
 Accrued expenses                                         352,714               351,173            427,300
 Capital lease obligations - current                       20,549                20,427             20,456
 Long term debt - current                                  37,638                 2,525             50,805
 Other liabilities - current                               10,042                 8,756              7,408
 Income taxes payable                                      13,812                   -                  -
   Total current liabilities                              944,092               923,595            996,469

Long-term debt                                            435,168               586,355            583,802
Capital lease obligations                                 493,042               489,928            494,973
Other liabilities                                         118,613               125,880            140,749
    Total liabilities                                   1,990,915             2,125,758          2,215,993

Shareholders' Equity:
Class A non-voting common stock, $.50 par value           125,454               118,112            118,054
Class B voting common stock, $.50 par value               116,364               116,364            116,364
Additional capital                                        107,680                   794                222
Retained earnings                                       1,232,692             1,097,915          1,026,328
     Total shareholders' equity                         1,582,190             1,333,185          1,260,968
        Total liabilities and shareholders' equity     $3,573,105            $3,458,943         $3,476,961

                              FOOD LION, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

     For the 36 Weeks ended September 12, 1998 and September 6, 1997
                           (Dollars in thousands)

                                                          36 Weeks
                                                                    Restated
                                              Sept 12, 1998     Sept 6, 1997
Cash flows from operating activities
 Net income                                        $188,036         $ 85,000

 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                   162,207          153,000
    (Gain) Loss on disposals of property             (1,746)           1,022
    Store closing charge                                              96,414
    Deferred income taxes                             3,854           (5,850)
    Changes in operating assets and liabilities:
     Receivables                                     20,749            1,212
     Inventories                                    (23,122)          81,261
     Prepaid expenses and other                      (1,464)         (37,216)
     Accounts payable and accrued expenses           50,164           44,876
     Income taxes payable                            13,812           (5,578)
     Other liabilities                               (5,981)         (14,149)
              Total adjustments                     218,473          314,992

      Net cash provided by operating activities     406,509          399,992

Cash flows from investing activities
  Capital expenditures                             (219,449)        (236,712)
  Proceeds from disposal of property                 74,702           17,644
          Net cash used in investing activities    (144,747)        (219,068)

Cash flows from financing activities
 Net payments under short-term borrowings           (80,000)        (250,010)
 Principal payments on long-term debt                (5,629)        (161,477)
 Proceeds from issuance of long-term debt               -            300,000
 Principal payments under capital lease obligations (22,884)         (16,600)
 Dividends paid                                     (53,259)         (47,086)
 Repurchase of common stock                             -             (2,960)
 Proceeds from issuance of common stock               3,783              926
         Net cash used in financing activities     (157,989)        (177,207)

Net increase in cash and cash
 equivalents                                        103,773            3,717
Cash and cash equivalents at beginning
of period                                            56,147          102,371

Cash and cash equivalents at end of period         $159,920         $106,088

    Notes to Consolidated Financial Statements (Dollars in thousands)

    1)   Basis of Presentation:

     The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Annual Report on Form 10-K of Food Lion, Inc. (the "Company").Accordingly, the reader of this Form 10-Q should refer to the Company's Form 10-K for the year ended January 3,1998 for further information.

     The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management,the financial information includes all adjustments necessary for a fair presentation of interim results.

2)   Supplemental Disclosure of Cash Flow Information:

     Selected cash payments and non-cash activities incurred during the 36 week period of 1998 and 1997 were as follows:

                                        Sept 12, 1998      Sept 6,1997

     Cash payments for income taxes           $96,941         $102,425
     Cash payments for interest,
      net of amounts capitalized               69,883           70,234

     Non-cash investing and financing activities:

     Capitalized lease obligations
      incurred for store properties            47,006           56,718

     Capitalized lease obligations
      terminated for store properties          20,886           15,694

     Conversion of long-term debt
      to stock                                110,445                0


     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

     During the second quarter of 1998 the Company called for the redemption of its outstanding convertible subordinated debentures totaling $113.8 million through either (1) payment to the bond holders at 101% of the principal together with accrued interest or
(2)conversion of the debentures into shares of the Company's Class A Common Stock. Most bond holders elected conversion resulting in the issuance of 13,942,371 shares of Class A Common Stock.The Company paid $3.8 million in principal, premium and accrued interest to remaining bond holders.


3)   Inventories

     Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first-out(LIFO) method comprised approximately 85% and 84% of inventories, in 1998 and 1997, respectively. Meat, produce and deli inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method were used entirely, inventories would have been $121.1 million and $112.7 million greater at September 12, 1998 and September 6, 1997, respectively. Application of the LIFO method resulted in increases in the cost of goods sold of $6.7 million and $8.2 million for the 36 weeks ended September 12, 1998 and September 6, 1997, respectively.

4)   Restatement of 1997 Financial Statements

     The Company previously determined that its financial statements for the quarter and the 36 weeks ended September 6, 1997 should be restated to reflect adjustments related to the store closing costs and the acquisition of Kash n' Karry. The impact of the restatement on the consolidated statement of operations for the third quarter and year to date ended September 6, 1997 is as follows:

                           Amounts    Restated    Amounts    Restated
                          Previously Amounts -   Previously   Amounts
                          Reported -   Third     Reported -    - YTD
                            Third     Quarter       YTD
                           Quarter
Operating income          $ 31,283   $ 18,806    $241,891   $223,059
Net income (loss)            1,229     (6,382)     96,488     85,000
Basic earnings (loss)        $0.00     $(0.01)      $0.21      $0.18
per share

5)   Reclassification
     Certain financial statement items have been reclassified to conform with the current year presentation.






                                    -8-
Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

RESULTS OF OPERATIONS   (12 and 36 weeks ended September 12, 1998 compared to 12
and 36 weeks ended September 6, 1997)

Net sales increased 0.5% for the third quarter and 1.0% year to date, respectively. Third quarter 1998 total sales are not comparable to third quarter 1997 total sales due to (1) prior year sales from stores in the Southwest market which closed during the fourth quarter of 1997 ($75.6 million for third quarter and $236.2 million year to date) and (2) a change in the method of collecting sales tax on products discounted through the MVP customer ("MVP") and Preferred customer ("PCC") loyalty card programs. On a comparable basis total sales increased 5.5% for the third quarter and year to date. Same store sales increased 1.8% for third quarter and 2.1% year to date.

Beginning in May 1998, after receiving permission from all state departments of revenue, the Company began collecting sales tax on the net sales price, after considering the MVP/PCC discount granted, rather than on the full retail price of the MVP/PCC items. The related impact on the quarter and the year to date was to reduce reported sales by approximately $38.8 million and $63.7 million, respectively. This change does not impact the same store sales calculation or the Company's net income, as gross profit and expense dollars are the same under either method. The only difference is that under the new method the discount granted is reflected in sales as opposed to cost of goods sold under the original method. The following table illustrates the impact of the change.

Third Quarter 1998            Dollars       Dollars       %          %
(Dollars in thousands)      As Reported    Adjusted       As     Adjusted
                            (New Method)   (Original   Reported  (Original
                                            Method)      (New     Method)
                                                       Method)

Net sales                    $2,378,922   $2,417,757    100.00    100.00
Cost of goods sold            1,843,988    1,882,823     77.51     77.87
Gross profit                    534,934      534,934     22.49     22.13
Selling and administrative      356,043      356,043     14.97     14.73
expenses
Depreciation and                 55,777       55,777      2.34      2.31
amortization
Operating income                123,114      123,114      5.18      5.09
Interest expense                 17,420       17,420      0.73      0.72
Income before income taxes      105,694      105,694      4.44      4.37
Provision for income taxes       32,925       32,925      1.38      1.36
Net income                       72,769       72,769      3.06      3.01
Basic and diluted earnings        $0.15        $0.15
per share
Weighted average number of      483,466      483,466
shares outstanding

The Company's updated 1998 growth plan includes opening 81 new stores, closing 35 stores (approximately 20 of these closings will be relocations) and renovating approximately 142 existing stores. With this growth plan, the Company anticipates a net increase in square footage of 8% in 1998. As of September 12, 1998, the Company had opened 49 new stores, closed 22 stores (of which eleven were relocations), and completed renovations to 88 existing stores.

Gross profits at 22.49% of sales for the third quarter and 22.26% of sales year to date (or 22.13% and 22.06%,respectively, adjusted to reflect the original method of collecting sales tax), compared favorably against prior year gross profits of 21.69% of sales in the third quarter and 21.68% of sales year to date. The increase in gross profit is due to continued category management initiatives and solid results in higher margin areas such as perishables and frozen foods. The third quarter LIFO charge was $1.2 million. The Company's internal testing for the third quarter indicated a minimal inflation rate of 0.5% primarily due to a 10% increase in tobacco prices (continuing the trend noted throughout 1998) offset by deflation in the grocery category. All other significant merchandise categories had no inflation. The current LIFO provision ($6.7 million year to date) is adequate to cover this level of inflation.

For the third quarter of 1998, selling and administrative expenses were $356.0 million or 14.97% of sales (14.73% adjusted to reflect the original method of collecting sales tax) as compared to $346.1 million or 14.62% of sales in the corresponding period of the prior year. The increase in selling and administrative expenses over last year is due to (1) soft sales experienced during the early weeks of the quarter and (2) preparation, clean-up and repair costs associated with Hurricane Bonnie which impacted the Company's coastal markets during the quarter.

Year to date selling and administrative expenses of 14.85% of sales (14.71% adjusted to reflect the original method of collecting sales tax)improved over the same period last year of 14.90% of sales due to (1) a continued focus on cost containment, (2) improved sales performance, (3) the fourth quarter 1997 closing of the under-performing stores in the Company's Southwest market, and
(4) improvement in the cost structure at Kash n' Karry due to the integration of all administrative functions during 1997.

During the quarter, the Company recorded a $4.2 million store closing charge. This charge included an increase in reserves for store closing costs of $10.2 million. (These items are included in "Additions" in the table below.) This increase was offset by a change in the estimate of the fair value of the assets to be disposed of related to the Company's distribution center in the Southwest market based on offers received for the facility. This revision increased the carrying value of the related assets by approximately $6 million and is reflected in "Reductions" in the table below.

Other significant reductions in the Company's store closing costs relate to
(1) the sale of assets associated with closed store properties, (2) fees paid for lease terminations and (3) on-going rent payments made on remaining lease obligations.



                         Store Closing Costs

                         Reduction
                          of Asset      Lease      Accrued
 (Dollars in millions)     Values    Liabilities  Expenses     Total

Balance at June 20,1998    $39.7        $120.5        $4.2      $164.4
Additions                    0.0           9.5         0.7        10.2
Reductions                 -11.0          -3.6        -2.9       -17.5
Reclassifications           -0.3          -2.0         2.3         0.0
Recognition of unused        0.0           0.0         0.0         0.0
reserves
Balance at Sept. 12,1998   $28.4        $124.4        $4.3      $157.1



At the end of the third quarter of 1998 the Company had $157.1 million in store closing costs related to 158 stores (154 leased and 4 owned) and two distribution centers. Disposition efforts on the properties related to these stores(leases, equipment and store buildings) began immediately following the store closing and will continue until all related properties are disposed.

Depreciation and amortization of $55.8 million was 2.35% of sales compared to 2.20% of sales in the third quarter of 1997. Year to date depreciation and amortization was $162.2 million or 2.30% of sales. The quarter and year to date increases are primarily due to leasehold improvements and equipment purchases for new stores and renovations since the third quarter of last year.

Interest expense of $17.4 million for the third quarter of 1998 and $68.2 million year to date decreased $11.8 million and $15.5 million, respectively, compared to the same periods in 1997. During the third quarter, the Company reached an agreement with the U.S. Internal Revenue Service ("IRS")regarding its examination of tax years 1991-1994. As a result of this agreement, the Company received a refund, totaling $10.5 million, related to tax paid in previous years. The refund includes $7.2 million in tax (recorded during the quarter as a reduction to the Provision for Income Taxes) and related interest income (recorded during the quarter as a reduction to Interest Expense). In addition, interest expense was impacted by (1) the redemption of the Company's convertible subordinated debentures during the second quarter of 1998,and(2)the pre-payment of $50 million in note purchase agreements during the fourth quarter of 1997.

The Provision for Income Taxes was impacted by the IRS refund as discussed above, creating an effective tax rate for the third quarter of 31.2%. The Company expects its continuing effective tax rate to be 38%.

Net income for the quarter was $72.8 million as compared to a loss of $6.4 million in the restated third quarter of 1997. The third quarter of 1997 included a $96.4 million pre-tax, non-operating charge ($58.8 after tax) representing the Company's estimated costs associated with its divestiture of the Southwest market. Excluding the impact of the tax refund recorded in the third quarter of 1998, and the impact of the store closing charge recorded in the third quarter of 1997, comparable net income increased 16% to $60.8 million in 1998 from $52.4 million in 1997.

Liquidity and Capital Resources

Cash provided by operating activities totaled $406.5 million for the 36 weeks ended September 12, 1998 compared with $400.0 million for the same period last year. The increase was primarily due to increases in net income and trade payables (which exceeded the increase in related inventory) and a decrease in receivables.

Capital expenditures totaled $219.4 million for the 36 weeks ended September 12, 1998 compared with $236.7 million for the same period in 1997. The Company opened 49 new stores, closed 22 stores (including eleven relocations), and completed the renovation of 88 existing stores through the end of third quarter of 1998. Food Lion plans to open a total of 81 new stores in 1998 and to renovate approximately 142 stores. The Company anticipates that the majority of the new stores will be opened under conventional leasing arrangements.

Capital expenditures are projected to total approximately $360 million in 1998. These capital expenditures will be financed through funds generated from operations, existing bank and credit lines, and other debt, if necessary.


The Company maintains the following bank and credit lines:

    $250 million commercial paper program under which no borrowings were outstanding during the 36 weeks ended September 12, 1998 and September 6, 1997.
                               -12-


    A revolving credit facility with a syndicate of commercial banks providing $700 million in committed lines of credit, of which $350 million expires in December, 1998 and the remaining $350 million will expire in December, 2001. There were no outstanding borrowings at the end of the third quarter of 1998 or during 1997.

    Additional short-term committed lines of credit totaling $30 million which are available when needed. The Company is not required to maintain compensating balances related to these lines of credit, and borrowings may occur periodically. There were no outstanding borrowings as of September 12, 1998 or September 6, 1997. During the third quarter of 1998, the Company had average borrowings of $.6 million at a daily weighted average interest rate of 5.77% with a maximum amount outstanding of $20 million.

    Periodic short-term borrowings may be placed under informal credit arrangements, which are available to the Company at the discretion of the lender. Borrowings for the third quarter were as follows (see table below):

     Informal Credit Arrangements
     (dollars in millions)                             1998      1997
     Outstanding borrowings at end of third quarter     $0         $0
     Average borrowings                               $ 2.4     $ 4.9
     Maximum amount outstanding                       $30.0     $52.0
     Daily weighted average interest rate              5.76%     5.79%

During the third quarter of 1998, the Company did not purchase any shares of Class A or Class B stock under the Company's $100 million stock repurchase plan which expires in May of 1999. The Company activated the share repurchase program October 6, 1998.

Year 2000

In 1996, the Company began evaluating both its information technology systems, and other systems and equipment in order to identify and adjust date sensitive systems for Year 2000 compliance. As part of this undertaking, the Company created a Year 2000 Project Team to address the issues related to Year 2000 compliance. The Year 2000 Team is led by representatives from the Company's Information Technology department and includes key representatives from all areas of the Company. The Year 2000 Team has developed a plan to identify and remediate all existing systems to ensure Year 2000 compliance by the end of 1998.

Project phases one and two included an assessment by each of the Company's departments to identify date sensitive systems and the creation and execution of a remediation plan for systems impacted by Year 2000 issues. At the end of the third quarter of 1998, the Company is on track to complete all remaining remediation efforts for existing systems during the current fiscal year.
                               -13-

The third and final phase of the plan began during the third quarter of the current fiscal year and is focused on testing the remediation of existing systems. Testing will focus on those systems identified by the plan as critical to the operation of the Company's business and will continue throughout 1999 as appropriate.

In addition to the plan for existing systems, the Company anticipates finalizing the implementation of certain replacement systems in the first six months of 1999 and has included the cost of these systems in its estimates for the Year 2000 project.

Except for the cost of replacement systems, the Company will expense the cost of the Year 2000 project as incurred. The Company is funding the costs associated with the Year 2000 project through operating cash flows and has not deferred any Information Technology projects in order to complete the Year 2000 project.

The Company estimates the total incremental cost of the Year 2000 project, is $10.5 million which includes equipment and software replacements, reprogramming, systems testing, and outside consulting services. Approximately $2.8 million of the total cost for the Year 2000 project is related to reprogramming or remediation of existing software, while the remaining cost of approximately $7.7 million is related to the implementation of certain replacement systems. At the end of the third quarter, the Company had incurred approximately $6.0 million of the total cost of the Year 2000 project of which $1.8 million had been expensed as incurred and $4.2 million had been capitalized for replacement systems.

As part of the Year 2000 project, the Company has identified relationships with third parties, including vendors, suppliers, and service providers, which the Company believes are critical to its business operations. The Company is in the process of communicating with these third parties through questionnaires, letters and interviews in an effort to determine the extent to which they are addressing their Year 2000 compliance issues. The Company will continue to communicate with, assess and monitor the progress of these third parties in resolving Year 2000 issues.

The Company anticipates minimal disruptions in its operations as a result of system failures related to Year 2000 issues. If the Company or a key third party experiences a systems failure due to the century change, the Company believes the most significant adverse impact would be its inability to communicate with suppliers concerning timely delivery of inventory. Other possible consequences include, but are not limited to, loss of communications with stores, loss of electric power, and an inability to process customer transactions or otherwise engage in similar normal business activities. The Company cannot assure that there will not be an adverse impact on the Company if third parties do not appropriately address their Year 2000 issues in a timely manner.

Although the Company does not believe the actual impact of these failures will be material, the Company is currently developing a
                               -14-

contingency plan for possible Year 2000 issues including the delivery of inventory and processing of customer transactions. The Company will continue to develop these plans based on its internal testing results, tests with third parties and its assessment of other outside risks. The Company will continually refine its contingency plan throughout 1999 as additional information becomes available.

The projections and project completion dates are based on management's best estimates and may be updated from time to time as additional information becomes available. This section discussing Year 2000 issues contains forward-looking statements (refer to "Other" below which addresses forward-looking statements made by the Company).



Other

Information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company, including filings with the Securities and Exchange Commission of Forms 10-Q, 10-K and 8-K. Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy or in the Company's primary markets, changes in consumer spending, competitive factors, the nature and extent of continued consolidation in the industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs - supply or quality control problems with the Company's vendors,issues and uncertainties related to Year 2000 detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings

Except as set forth below, the Company has had no significant developments related to legal matters since the Item 1 disclosure included in the Company's Form 10-Q for the quarter ended June 20, 1998.

In re Food Lion, Inc. Fair Labor Standards Act "Effective Scheduling" Litigation

In the first quarter of 1998, a petition for attorneys' fees was filed with respect to the Florida claims and was settled during the third quarter of 1998 for an amount not material to the financial condition or results of operations of the Company.

For further information concerning this litigation, see the Company's Form 10-Q for the quarter ended June 20, 1998.


Item 2.   Change in Securities

          This item is not applicable.

Item 3.   Defaults Upon Senior Securities

          This item is not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          This item is not applicable.

Item 5.   Other Information

          This item is not applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a).      Exhibits
          27 Financial Data Schedule

(b). The Company did not file a report on Form 8-K for the period ended September 12, 1998.

                            SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   FOOD LION, INC.
                                   Registrant


DATE October 27, 1998             BY: Laura Kendall
                                     Laura Kendall
                                     Vice President of Finance
                                     Chief Financial Officer
                                     Principal Financial Officer

EXHIBIT INDEX


                                                             SEQ. PAGE
 EXHIBIT #
             DESCRIPTION                                        NO.



  27         Financial Data Schedule                           19-20