Form 10-K405
period 1999-01-02
FOOD LION INC
filed 1999-04-01
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 1999. Commission File No. 0-6080

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant based on the price of such stock at the close of business on March 26, 1999, was $1,033,294,366 and $1,457,690,498, respectively.
For purposes of this report and as used herein, the term "non-affiliate" includes all shareholders of the Registrant other than Directors, executive officers, and other senior management of the Registrant and persons holding more than five per cent of the outstanding voting stock of the Registrant.


     Outstanding shares of common stock of the Registrant as of March 26, 1999.
                  Class A Common Stock - 247,914,301
                  Class B Common Stock - 230,830,364

     Exhibit index is located on sequential page 16 hereof.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K:

1. Annual Report to Shareholders for the year ended January 2, 1999, or is incorporated by reference in Part II hereof.


2. Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company to be held on May 6, 1999, or is incorporated by reference in
    Part III hereof.



                                PART I
Item 1.  Business.

     Food Lion, Inc. (the "Company") engages in one line of business, the operation of retail food supermarkets in the southeastern and Mid-Atlantic regions of the United States. The Company was incorporated in North Carolina in 1957 and maintains its corporate headquarters in Salisbury, North Carolina.

      The Company's stores, which are operated under the names of "Food Lion" and "Kash n' Karry," sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food, deli/bakery and non-food items such as health and beauty care, prescriptions, and other household and personal products. The Company offers nationally and regionally advertised brand name merchandise as well as products manufactured and packaged for the Company under the private labels of "Food Lion" and "Kash n' Karry." The Company offers over 30,000 Stock Keeping Units (SKU's) in its Food Lion locations and over 35,000 in its Kash n' Karry locations. The Company's current Food Lion store prototype is a 38,000 square foot model. The current Kash n' Karry store prototype is a 46,000 square foot model.

     The products sold by the Company are purchased through a centralized buying department at the Company's headquarters. The centralization of the buying function allows the management of the Company to establish long-term relationships with many vendors providing various alternatives for sources of product supply.

     The business in which the Company is engaged is highly competitive and characterized by low profit margins. The Company competes with national, regional and local supermarket chains, supercenters, discount food stores, single unit stores, convenience stores, warehouse clubs and drug stores. The Company will continue to develop and evaluate new retailing strategies that will respond to its customers' needs. Seasonal changes have no material effect on the operation of the Company's supermarkets.

As of January 2, 1999, 1,207 supermarkets were in operation as follows:


Delaware             12   North Carolina      409
Florida             186   Pennsylvania          7
Georgia              56   South Carolina      112
Kentucky             12   Tennessee            81
Maryland             49   Virginia            266
West Virginia        17

                                      -2-
  As of March 26, 1999, the Company had opened 21 supermarkets since January 2, 1999, closed one supermarket, relocated four supermarkets and had signed leases for 16 supermarkets which are expected to open in either 1999 or 2000.

     Warehousing and distribution facilities, including its transportation fleet, are owned and operated by the Company and are located in Green Cove Springs and Plant City, Florida; Salisbury and Dunn, North Carolina; Greencastle, Pennsylvania; Elloree, South Carolina; Clinton, Tennessee; and Disputanta, Virginia.

     As of January 2, 1999, the Company employed 32,991 full-time and 59,134 part-time employees.

The following table shows the number of stores opened, closed and relocated, and the number of stores open at the end of each year, for the past three years.


            # Stores       # Stores         #Stores         # Stores Opened
              Opened         Closed         Relocated             Year-end

1998            79            (12)            (17)                    1,207
1997           164 (a)        (94) (b)        (25)                    1,157
1996            64            ( 3)            (22)                    1,112


(a) Includes 100 stores acquired from Kash n' Karry
(b) Includes 61 Southwest store closings

Item 2.  Properties.

     Supermarkets operated by the Company in the southeastern and Mid-Atlantic states average 32,218 square feet in size. The Company's current Food Lion store prototype retail format is a 38,000 square foot model with a deli/bakery department. The current Kash n' Karry store prototype is a 46,000 square foot model. All of the Company's supermarkets are self-service stores which have off-street parking facilities. With the exception of operating 66 owned supermarkets, the Company occupies its various supermarket premises under lease agreements providing for initial terms of up to 30 years, with options generally ranging from five to twenty years.

     At the end of 1998 the Company had $21.0 million (net book value) in property held for sale.

The following table identifies the location and square footage of distribution centers and office space operated by the Company as of January 2, 1999.

                                  Location of
                                   Property               Square Footage

  Distribution Center #1         Salisbury, NC                 1,630,233
  Distribution Center #2         Disputanta, VA                1,123,718
  Distribution Center #3         Elloree, SC                   1,098,612
  Distribution Center #4         Dunn, NC                      1,224,652
  Distribution Center #5         Green Cove Springs, FL          832,109
  Distribution Center #6         Clinton, TN                     833,042
  Distribution Center #7         Greencastle, PA               1,236,124
  Distribution Center #8         Plant City, FL                  759,546
  Corporate Headquarters         Salisbury, NC                   271,592
                                                               9,009,628
                                   -3-


Item 3.   Legal Proceedings.

The Company has had no significant developments related to legal matters since the Item 1 disclosure included in the Company's Form 10-Q for the quarter ended September 12, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders.

This item is not applicable.

Executive Officers of the Registrant

The names and ages of the current executive officers of the Company and their positions as of March 26, 1999, are set forth below. The footnotes following the table below include the business experience during the past five years for each executive officer who has been employed by the Company for fewer than five years. Unless otherwise indicated by footnote, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.


Name and all Positions with Age    Year First      Year First
the Company Held at March          Elected         Elected to
26, 1999                           Officer         Present
                                                   Office
Tom E. Smith                57     1974            1981
President and Chief
Executive Officer

Joseph C. Hall, Jr.         49     1988            1995
Senior Vice President and
Chief Operating Officer

R. William McCanless        41     1993            1995
Senior Vice President,
Chief Administrative
Officer
and Secretary

Pamela K. Kohn              34     1995            1997
Senior Vice President of
Merchandising

A. Edward Benner, Jr.       57     1980            1996
Vice President and Chief
Information Officer

Robert J. Brunory           44     1994            1994
Vice President
Procurement/Category
Management

Michael D. Byars            40     1997            1997
Vice President
of Operations, Food Lion,
Kash n' Karry Division

Robert E. Crosslin (1)      44     1997            1997
Vice President of
Distribution

W. Bruce Dawson             46     1995            1995
Vice President of
Operations/
Northern Division

Keith M. Gehl               40     1997            1997
Vice President of Real
Estate and
Store Development

Carol M. Herndon            36     1991            1994
Corporate Controller and
Director of Accounting

Richard A. James            39     1997            1997
Director of Finance and
Treasurer

L. Darrell Johnson          46     1997            1997
Vice President of Human
Resources

Laura C. Kendall (2)        47     1997            1997
Vice President of Finance
and Chief Financial Officer

C. Dave Morgan              48     1997            1997
Vice President of
Operations/
Southern Division

Elwyn G. Murray, III        32     1998            1998
Vice President of Marketing

Lester C. Nail (3)          39     1995            1995
Vice President Legal
Affairs
and Assistant Secretary

Thomas J. Robinson          38     1997            1997
Vice President of
Operations/
Central Division

Natalie M. Taylor           39     1997            1997
Vice President of Diversity

(1) Mr.Crosslin joined Food Lion in October 1996 and served as Corporate Transportation Manager until his promotion to Vice President in May 1998. Prior to joining Food Lion in 1996, Mr. Crosslin served as Director of Fleet Services to Ralphs Grocery Company.

(2) Ms. Kendall served as the Chief Financial Officer for F&M Distributors prior to joining Food Lion. From 1995 until March of 1997, she was the presiding officer overseeing the liquidation process for F&M Distributors.

(3) Prior to joining Food Lion in 1995, Mr. Nail served as Corporate Counsel to Wal-Mart Stores, Inc.



                               PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

     The information pertaining to the Class A and Class B Common Stock price range, dividends and record holders discussed beneath the headings "Market Price of Common Stock" and "Dividends Declared Per Share of Common Stock" in the Annual Report to Shareholders for the year ended January 2, 1999, is hereby incorporated by reference.


Item 6.  Selected Financial Data.

     The information set forth beneath the heading "Ten Year Summary of Operations" in the Annual Report to Shareholders for the year ended January 2, 1999, is hereby incorporated by reference.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The information set forth beneath the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the year ended January 2, 1999, is hereby incorporated by reference.


Item 8.  Financial Statements and Supplementary Data.

     The financial statements, including the accompanying notes and results by quarter, set forth beneath the headings "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Shareholders' Equity", "Notes to Consolidated Financial Statements" and "Results by Quarter" in the Annual Report to Shareholders for the year ended January 2, 1999, are hereby incorporated by reference.

Item 9.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure.

     This item is not applicable.



                               PART III


Item 10.  Directors and Executive Officers of the Registrant.

     The information pertaining to nominees for election as directors set forth beneath the heading "Election of Directors" in the Proxy Statement for the 1999 Annual Meeting of Shareholders to be held May 6, 1999 is incorporated by reference. Information concerning the Company's executive officers is contained under the heading "Executive Officers of the Registrant" in Part I of this report.


Item 11.  Executive Compensation.

     The information pertaining to executive compensation set forth beneath the headings "Executive Compensation" and "Report of the Senior Management Compensation Committee, Stock Option Committee and Board of Directors" in the Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on May 6, 1999, is hereby incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     The information pertaining to security ownership of certain beneficial owners and management set forth beneath the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on May 6, 1999, is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions.

     The information relating to certain relationships and related transactions set forth beneath the headings "Employment Plans and Agreements - Low Interest Loan Plan", "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Proxy Statement for the 1999 Annual Meeting of Shareholders to be held May 6, 1999, is hereby incorporated by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.


     (a) The following documents are filed as part of this report:

          1.  Financial Statements:

              The following financial statements are incorporated by reference in Item 8 hereof from the Annual Report to Shareholders for the year ended January 2, 1999:


                                                                 ANNUAL REPORT
                                                                    PAGE NO.
              Consolidated Statements of Income for the years
              ended January 2, 1999, January 3, 1998 and
              December 28, 1996                                        20

              Consolidated Balance Sheets, as of January 2,
              1999 and January 3, 1998                                 21

              Consolidated Statements of Cash Flows for the
              years ended January 2, 1999, January 3, 1998
              and December 28, 1996                                    22

              Consolidated Statements of Shareholders' Equity
              for the years ended January 2, 1999,
              January 3, 1998 and December 28, 1996                    23

              Notes to Consolidated Financial Statements             24-29

              Results by Quarter (unaudited)                           31


                                                                    10-K
                                                                  PAGE NO.
          2.  Financial Statement Schedules:

              Report of Independent Accountants                       15






     All other schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

    With the exception of the financial statements listed in the above index, the information referred to in Items 5, 6, 7 and the supplementary quarterly financial information referred to in Item 8, all of which is included in the 1998 Annual Report to Shareholders of Food Lion, Inc. and incorporated by reference into this Form 10-K Annual Report, the 1998 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

          3.  Exhibits:

          Exhibit No.

          3(a) Articles of Incorporation, together with all amendments thereto (through May 5, 1988)
                  (incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K dated March 24, 1992)

          3(b)    Bylaws of the Company effective July 3, 1997

          4(a) Indenture dated as of August 15, 1991, between the Company and the Bank of New York, Trustee, providing for the issuance of an unlimited amount of Debt Securities in one or more series (incorpo-rated by reference to Exhibit 4(a) of the Company's Annual Report on Form 10-K dated March 24, 1992)

          4(b) Form of Food Lion, Inc. Medium Term Note (Global Fixed Rate) (incorporated by reference to Exhibit 4(b) of the Company's Annual Report on Form 10-K dated March 24, 1992)

         10(a) Low Interest Loan Plan (incorporated by reference to Exhibit 19(a) of the Company's Report on Form 8-K dated October 27, 1986)

         10(b)    Form of Deferred Compensation Agreement
                  (incorporated by reference to Exhibit 19(b) of
                  the Company's Report on Form 8-K dated October 27,
                  1986)

         10(c) Form of Salary Continuation Agreement (incorporated by reference to Exhibit 19(c) of the Company's report on Form 8-K dated October 27, 1986)

         10(d) 1994 Shareholders' Agreement dated as of the 15th day of September 1994 among Etablissements Delhaize Freres et Cie "Le Lion" S.A., Delhaize The Lion America, Inc., and the Company (incorporated by reference to Exhibit 10 of the Company's Report on Form 8-K dated October 7, 1994)

         10(e) Proxy Agreement dated January 4, 1991, between Etablissements Delhaize Freres et Cie "Le Lion" S.A. and Delhaize The Lion, America, Inc. (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K dated March 25, 1991)

         10(f) Employment Agreement dated August 1, 1991, between the Company and Tom E. Smith (incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K dated March 24, 1992)

         10(g) Stock Purchase Agreement dated June 30, 1981, between the Company and Ralph W. Ketner
                  (incorporated by reference to Exhibit 10(j) of the Company's Annual Report on Form 10-K dated
                  April 1, 1987)

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

         10(k) Split Dollar Life Insurance Agreement between the Company and Tom E. Smith issued May 25, 1988 (incorporated by reference to Exhibit 10(w) of the Company's Annual Report on Form 10-K dated March 20, 1989)

         10(l) Letter Agreement dated May 10, 1990, between the Company and Ralph W. Ketner (incorporated by reference to Exhibit 10(q) of the Company's Annual Report on Form 10-K dated March 25, 1991)

         10(m) U.S. Distribution Agreement dated August 20, 1991, between the Company and Goldman, Sachs & Co. and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount of the Company's Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company's Annual Report on Form 10-K dated March 24, 1992)

         10(n) License Agreement between the Company and Etablissements Delhaize Freres Et Cie "Le Lion" S.A. dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company's Annual Report on Form 10-K dated March 31, 1994)

         10(o) 1996 Employee Stock Incentive Plan of Food Lion, Inc. (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q dated July 30, 1996)

         10(p)    Key Executive Annual Incentive Bonus Plan
                  (incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form
                  10-Q dated July 30, 1996)

         10(q) Profit Sharing Restoration Plan effective as of May 4, 1995 (incorporated by reference to Exhibit 10(c) of the Company's 10-Q A dated
                  August 13, 1996)

         10(r) Supplemental Executive Retirement Plan effective as of May 4, 1995 (incorporated by reference to Exhibit 10(d) of the Company's 10-Q A dated
                  August 13, 1996)

         10(s) Employee Severance Agreement dated September 5, 1996, between the Company and Dan A. Boone (incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q dated October 16, 1996)

         10(t) Employment Agreement dated as of February 27, 1997, between Joseph C. Hall, Jr. and the Company
                  (incorporated by reference to Exhibit 10(w) of the Company's Annual Report on Form 10-K dated
                  March 27, 1997)

         10(u) Employment Agreement dated as of February 27, 1997, between R. William McCanless and the Company
                  (incorporated by reference to Exhibit 10(x) of the Company's Annual Report on Form 10-K dated
                  March 27, 1997)

         10(v) Agreement and Plan of Merger dated as of October 31, 1996, among the Company, KK Acquisition Corp. and Kash n' Karry Food Stores, Inc. (incorporated by reference to Exhibit 2 of the Company's Report on Form 8-K dated October 31, 1996)

         10(w) Stockholders' Agreement, dated as of October 31, 1996, among the Company, KK Acquisition Corp.,
                  Kash n' Karry Food Stores, Inc. and the stockholders of Kash n' Karry Food Stores, Inc. signatory thereto (incorporated by reference to Exhibit 10 of the Company's Report on Form 8-K dated October 31, 1996)

         10(x) License Agreement, dated as of June 19, 1997, among the Company, Kash n' Karry Food Stores, Inc., and Etablissements Delhaize Freres Et Cie "Le Lion" S.A. (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q dated
                  July 25, 1997)

         10(y) Food Lion Inc. and The Bank of New York, Trustee, First Supplement Indenture dated as of April 21, 1997 (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q dated
                  May 2, 1997)

         10(z) Underwriting Agreement dated as of April 16, 1997, between Food Lion, Inc. and Salomon Brothers, Inc. for itself and as representative for NationsBanc Capital Markets Inc. (incorporated by reference to
                  Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q dated May 2, 1997)

         10(aa) Deferral Agreement and Election, dated as of December 18, 1997, by and between Tom E. Smith and the Company (incorporated by reference to 10(ac) of the Company's Annual Report on Form 10-K dated April 8, 1998)

         10(ab) Employment Agreement, dated as of October 1, 1997, between Pamela K. Kohn and the Company (incorporated by reference to 10(ad) of the Company's Annual Report on Form 10-K dated April 8, 1998)

         10(ac) Employment Agreement, dated as of October 1, 1997, between A. Edward Benner and the Company (incorporated by reference to 10(ae) of the Company's Annual Report on Form 10-K dated April 8, 1998)

         10(ad) Agreement, dated as of January 4, 1998, between Etablissements Delhaize Freres et Cie "Le Lion" S.A. and the Company (incorporated by reference to 10(af) of the Company's Annual Report on Form 10-K dated April 8, 1998)

         10(ae) Credit Agreement dated as of December 15, 1998, among the Company, the lenders party thereto, and The Chase Manhattan Bank, N.A., as Documentation Agent

         11       Computation of Earnings Per Share

         13 Annual Report to Shareholders for the year ended January 2, 1999

         21       Subsidiaries of Registrant

         23       Consent of Independent Accountants

         27       Financial Data Schedules

         99 Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K

     (b) Reports on Form 8-K:

                  The Company did not file a report on Form 8-K during the period ended January 2, 1999.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Food Lion, Inc.

Date: March 30, 1999            By     Tom E.Smith
                                       Tom E. Smith
                                       President, Chief Executive
                                       Officer, Principal
                                       Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 30, 1999            By     Tom E. Smith
                                       Tom E. Smith
                                       President, Chief Executive
                                       Officer, Principal
                                       Executive Officer and Director

Date: March 30, 1999            By     Pierre-Olivier Beckers
                                       Pierre-Olivier Beckers
                                       Director

Date: March 21, 1999            By     Dr. Jacqueline K. Collamore
                                       Dr. Jacqueline K. Collamore
                                       Director

Date: March 30, 1999            By     Jean-Claude Coppieters t' Wallant
                                       Jean-Claude Coppieters t' Wallant
                                       Director

Date: March 19, 1999            By     William G. Ferguson
                                       William G. Ferguson
                                       Director

Date: March 19, 1999            By     Dr. Bernard Franklin
                                       Dr. Bernard Franklin
                                       Director

Date: March 30, 1999            By     Joseph C. Hall
                                       Joseph C. Hall
                                       Senior Vice President of Operations
                                       Director

Date: March 30, 1999            By     Margaret H. Kluttz
                                       Margaret H. Kluttz
                                       Director

Date: March 30, 1999            By     Dominque Raquez
                                       Dominque Raquez
                                       Director

Date: March 30, 1999            By     Gui de Vaucleroy
                                       Gui de Vaucleroy
                                       Director

Date: March 30, 1999            By     R. William McCanless
                                       R. William McCanless
                                       Chief Administrative Officer
                                       and Secretary

Date: March 25, 1999            By     Laura Kendall
                                       Laura Kendall
                                       Vice President of Finance
                                       Chief Financial Officer
                                       Principal Financial Officer

                  REPORT OF INDEPENDENT ACCOUNTANTS


February 10, 1999


To the Shareholders of Food Lion, Inc.:

In our opinion, the consolidated financial statements of Food Lion, Inc. and subsidiaries,which financial statements are included on pages 20 through 29 of the 1998 Annual Report to Shareholders of Food Lion, Inc. incorporated by reference herein, present fairly, in all material respects, the financial position of Food Lion, Inc. and subsidiaries at January 2, 1999 and January 3, 1998, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Charlotte, North Carolina

                                   EXHIBIT INDEX
                                         to
                           ANNUAL REPORT ON FORM 10-K of
                                  Food Lion, Inc.
                           For Year Ended January 2, 1999
                                                                 Sequential
Exhibit No.               Description                             Page No.

     3(a) Articles of Incorporation, together with all amendments thereto (through May 5, 1988)
             (incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K dated March 24, 1992)

     3(b)    Bylaws of the Company effective July 3, 1997            20-33

     4(a) Indenture dated as of August 15, 1991, between the Company and the Bank of New York, Trustee, providing for the issuance of an unlimited amount of Debt Securities in one or more series (incorporated by reference to Exhibit 4(a) of the Company's Annual Report on Form 10-K dated March 24, 1992)

     4(b)    Form of Food Lion, Inc. Medium Term Note (Global
             Fixed Rate) (incorporated by reference to Exhibit 4(b) of the Company's Annual Report on Form 10-K dated
             March 24, 1992)

    10(a)    Low Interest Loan Plan (incorporated by reference to
             Exhibit 19(a) of the Company's Report on Form 8-K dated October 27, 1986)

    10(b)    Form of Deferred Compensation Agreement
             (incorporated by reference to Exhibit 19(b) of the Company's Report on Form 8-K dated October 27, 1986)

    10(c) Form of Salary Continuation Agreement (incorporated by reference to Exhibit 19(c) of the Company's Report on Form 8-K dated October 27, 1986)

    10(d) 1994 Shareholders' Agreement dated as of the 15th day of September 1994 among Etablissements Delhaize Freres et Cie "Le Lion" S.A., Delhaize The Lion America, Inc., and the Company (incorporated by reference to Exhibit 10 of the Company's Report on Form 8-K dated October 7, 1994)

    10(e)    Proxy Agreement dated January 4, 1991, between
             Etablissements Delhaize Freres et Cie "Le Lion"
             S.A. and Delhaize The Lion America, Inc. (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on form 10-K dated March 25, 1991)

    10(f) Employment Agreement dated August 1, 1991, between the Company and Tom E. Smith (incorporated by reference to Exhibit 10(h) of the Company's Annual
             Report on Form 10-K dated March 24, 1992)

    10(g) Stock Purchase Agreement dated June 30, 1981, between the Company and Ralph W. Ketner (incorporated by reference to Exhibit 10(j) of the Company's Annual
             Report on Form 10-K dated April 1, 1987)

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

    10(k) Split Dollar Life Insurance Agreement between the Company and Tom E. Smith issued May 25, 1988 (incorporated by reference to Exhibit 10(w) of the Company's Annual report on Form 10-K dated March 20, 1989)

    10(l) Letter Agreement dated May 10, 1990. between the Company and Ralph W. Ketner (incorporated by reference to Exhibit 10(q) of the Company's Annual Report on Form 10-K dated March 25, 1991)

    10(m) U.S. Distribution Agreement dated August 20, 1991, between the Company and Goldman, Sachs & Co and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount to the Company's Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company's Annual Report on Form 10-K dated March 24, 1992)

    10(n)    License Agreement between the Company and
             Etablissements Delhaize Freres Et Cie "Le Lion" S.A.
             dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company's Annual Report on Form
             10-K dated March 31, 1994)

    10(o) 1996 Employee Stock Incentive Plan of Food Lion, Inc. (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q dated July 30, 1996)

    10(p) Key Executive Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q dated July 30, 1996)

    10(q) Profit Sharing Restoration Plan effective as of May 4, 1995 (incorporated by reference to Exhibit 10(c) of the Company's 10-Q A dated August 13, 1996)

    10(r) Supplemental Executive Retirement Plan effective as of May 4, 1995 (incorporated by reference to Exhibit 10(d) of the Company's 10-Q A dated August 13, 1996)

    10(s) Employee Severance Agreement dated September 5, 1996, between the Company and Dan A. Boone (incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q dated October 16, 1996)

    10(t) Employment Agreement dated as of February 27, 1997, between Joseph C. Hall, Jr. and the Company (incorporated by reference to Exhibit 10(w) of the Company's Annual Report on Form 10-K dated March 27, 1997)

    10(u) Employment Agreement dated as of February 27, 1997, between R. William McCanless and the Company (incorporated by reference to Exhibit 10(x) of the Company's Annual Report on Form 10-K dated March 27, 1997)

    10(v) Agreement and Plan of Merger dated as of October 31, 1996, among the Company, KK Acquisition Corp. and Kash n' Karry Food Stores, Inc. (incorporated by reference to Exhibit 2 of the Company's Report on Form 8-K dated October 31, 1996)

    10(w) Stockholders' Agreement, dated as of October 31, 1996, among the Company, KK Acquisition Corp., Kash n' Karry Food Stores, Inc. and the stockholders of Kash n' Karry Food Stores, Inc. signatory thereto (incorporated by reference to Exhibit 10 of the Company's Report on Form 8-K dated October 31, 1996)

    10(x) License agreement, dated as of June 19, 1997, among the Company, Kash n' Karry Food Stores, Inc., and Etablissements Delhaize Freres Et Cie "Le Lion" S.A. (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q dated
             July 25, 1997)

    10(y) Food Lion Inc. and The Bank of New York, Trustee, First Supplement Indenture dated as of April 21, 1997
             (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q dated
             May 2, 1997)

    10(z) Underwriting Agreement dated as of April 16, 1997, between Food Lion, Inc. and Salomon Brothers, Inc. for itself and as representative for NationsBanc Capital Markets Inc. (incorporated by reference to
             Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q dated May 2, 1997)

    10(aa) Deferral Agreement and Election, dated as of December 18, 1997, by and between Tom E. Smith and the Company (incorporated by reference to Exhibit
             10 (ac) of the Company's Annual Report on Form 10-K dated April 8, 1998)

    10(ab) Employment Agreement, dated as of October 1,1997, between Pamela K. Kohn and the Company. (incorporated by reference to Exhibit 10 (ad) of the Company's Annual Report on Form 10-K dated April 8, 1998)

    10(ac) Employment Agreement, dated as of October 1, 1997, between A. Edward Benner and the Company (incorporated by reference to Exhibit 10 (ae) of the Company's Annual Report on Form 10-K dated April 8, 1998)


    10(ad)   Agreement, dated as of January 4, 1998, between
             Etablissements Delhaize Freres et Cie "Le Lion"
             S.A. and the Company. (incorporated
             by reference to Exhibit 10 (af) of the Company's Annual Report on Form 10-K dated April 8, 1998)

    10(ae)   Credit Agreement dated as of December 15, 1998, among
             the Company, the lenders party thereto, and The Chase Manhattan Bank,as Administrative Agent, and Wachovia
             Bank, N.A., as Documentation Agent.                    34-145

    11       Computation of Earnings Per Share                         146

    13       Annual Report to Shareholders for the year ended
             January 2, 1999                                       147-179

    21       Subsidiaries of Registrant                                180

    23       Consent of Independent Accountants                        181

    27       Financial Data Schedules                              182-183

    99       Undertaking of the Company to file exhibits pursuant
             to Item 601(b)(4)(iii)(A) of Regulation S-K               184


(b)   Reports on Form 8-K:

             The Company did not file a report on Form 8-K during the period ended January 2, 1999.