Form 10-Q
period 1999-03-27
FOOD LION INC
filed 1999-05-05
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                               FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 1999

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
                                              Yes  X      No

Outstanding shares of common stock of the Registrant as of April 30, 1999.

       Class A Common Stock     244,429,133
       Class B Common Stock     229,399,364

                                    Page 1 of 31

                    The Exhibit index is located on page 19.
                                 FOOD LION, INC.
                               INDEX TO FORM 10-Q
                                 March 27, 1999


Part I.
FINANCIAL INFORMATION                                          Page

     Item 1. Financial Statements

             Consolidated Statements of Income for the
             12 weeks ended March 27, 1999 and March 28, 1998    3

             Consolidated Balance Sheets as of March 27,
             1999, January 2, 1999 and March 28, 1998            4

             Consolidated Statements of Cash Flows for
             12 weeks ended March 27, 1999 and March
             28, 1998                                            5

             Notes to Consolidated Financial Statements         6-7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations      8-16


Part II.   OTHER INFORMATION

     Item 1. Legal Proceedings                                  17

     Item 2. Changes in Securities                              17

     Item 3. Defaults Upon Senior Securities                    17

     Item 4. Submission of Matters to a Vote of Security        17
             Holders

     Item 5. Other Information                                  17

     Item 6. Exhibits and Reports on Form 8-K                   17

     Signatures                                                 18

     Exhibit Index                                              19


                                 -2-
                                        PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                           FOOD LION, INC.

                                  CONSOLIDATED STATEMENTS OF INCOME
                                               (Unaudited)
                     For the 12 Weeks ended March 27, 1999 and March 28, 1998
                              (Dollars in thousands except per share data)

                                      Mar 27, 1999     Mar 28, 1998       Mar 27, 1999   Mar 28, 1998

                                                                                  %            %
Net sales                                $2,407,046       $2,305,473           100.00        100.00
Cost of goods sold                        1,856,862        1,800,115            77.14         78.08
Gross profit                                550,184          505,358            22.86         21.92

Selling and administrative expenses         373,842          336,295            15.53         14.59
Depreciation and amortization                57,459           52,418             2.39          2.27
Operating income                            118,883          116,645             4.94          5.06
Interest expense                             24,353           27,614             1.01          1.20
Income before income taxes                   94,530           89,031             3.93          3.86
Provision for income taxes                   35,922           33,797             1.50          1.47

Net income                               $   58,608       $   55,234             2.43          2.39

Basic and diluted earnings per share     $     0.12       $     0.12
Dividends per share                      $     0.04       $     0.04

Weighted average number
of shares outstanding:

Class A                                 247,906,512      236,334,766
Class B                                 230,830,364      232,727,364
Total                                   478,736,876      469,062,130


                                                    -3-




                                               FOOD LION, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                             (Dollars in thousands)

                                                  (Unaudited)

                                                      Mar 27, 1999        January 2, 1999      Mar 28, 1998
Assets
Current assets:
 Cash and cash equivalents                             $  184,690            $  123,592        $   176,155
 Receivables                                              186,423               199,101            157,306
 Inventories                                            1,090,980             1,103,635          1,014,622
 Prepaid expenses                                          19,302                20,552             22,455
 Deferred tax asset                                        65,397                65,397             63,123
   Total current assets                                 1,546,792             1,512,277          1,433,661

Property, at cost, less accumulated
 depreciation                                           1,926,031             1,897,080          1,819,752
Deferred tax asset                                          4,707                 4,707             51,980
Intangible assets                                         256,524               258,402            269,480
Other assets                                                3,421                 3,495              5,576
       Total assets                                    $3,737,475            $3,675,961         $3,580,449

Liabilities and Shareholders' Equity
Current Liabilities:
 Short-term borrowings                                 $    -                $   61,000         $      -
 Accounts payable, trade                                  545,480               545,015            520,648
 Accrued expenses                                         418,308               360,105            409,043
 Capital lease obligations - current                       22,149                21,940             20,915
 Long term debt - current                                  42,403                42,518              2,580
 Other liabilities - current                               10,136                 9,839              9,446
 Income taxes payable                                      35,262                   -         ____  27,796
   Total current liabilities                            1,073,738             1,040,417            990,428

Long-term debt                                            429,208               429,763            585,260
Capital lease obligations                                 486,220               492,660            505,479
Other liabilities                                         110,635               114,199            126,746
   Total liabilities                                    2,099,801             2,077,039          2,207,913

Shareholders' Equity:
Class A non-voting common stock, $.50 par value           123,957               123,946            118,253
Class B voting common stock, $.50 par value               115,415               115,415            116,364
Additional capital                                         60,457                60,332              2,248
Retained earnings                                       1,337,845             1,299,229          1,135,671
     Total shareholders' equity                         1,637,674             1,598,922          1,372,536
       Total liabilities and shareholders' equity      $3,737,475            $3,675,961         $3,580,449

                                                         -4-






                               FOOD LION, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

           For the 12 Weeks ended March 27, 1999 and March 28, 1998
                           (Dollars in thousands)

                                                            12 Weeks

                                                Mar 27,1999      Mar 28,1998
Cash flows from operating activities
 Net income                                        $ 58,608         $ 55,234

 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                    57,459           52,418
    Gain on disposals of property                      (312)          (4,834)
    Changes in operating assets and liabilities:
     Receivables                                     12,678            9,484
     Inventories                                     12,655          (31,878)
     Prepaid expenses                                 1,250               59
     Other assets                                        74              144
     Accounts payable and accrued expenses           58,668           80,611
     Income taxes payable                            35,262           27,796
     Other liabilities                               (3,267)           1,556
              Total adjustments                     174,467          135,356

      Net cash provided by operating activities     233,075          190,590

Cash flows from investing activities
  Capital expenditures                              (86,084)         (58,304)
  Proceeds from disposal of property                    900           56,224
      Net cash used in investing activities        ( 85,184)        (  2,080)

Cash flows from financing activities
 Net payments under short-term borrowings           (61,000)         (80,000)
 Principal payments on long-term debt                  (670)            (740)
 Principal payments under capital lease obligations  (5,267)          (8,772)
 Dividends paid                                     (19,992)         (17,474)
 Proceeds from issuance of common stock                 136            1,291
      Net cash used in financing activities        ( 86,793)        (105,695)

Net increase in cash and cash
 equivalents                                         61,098           82,815

Cash and cash equivalents at beginning
of period                                           123,592           93,340

Cash and cash equivalents at end of period         $184,690         $176,155

    Notes to Consolidated Financial Statements (Dollars in thousands)

    1)   Basis of Presentation:

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Annual Report on Form 10-K of Food Lion, Inc. (the "Company"). Accordingly, the reader of this Form 10-Q should refer to the Company's Form 10-K for the year ended January 2, 1999 for further information.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the financial information includes all adjustments consisting of normal recurring adjustments necessary for a fair presentation of interim results.


2)   Supplemental Disclosure of Cash Flow Information:

     Selected cash payments and non-cash activities during the period were as follows:

                                          Mar 27, 1999    Mar 28, 1998

     Cash payments for income taxes          $    658         $ 6,681

     Cash payments for interest,
      net of amounts capitalized               16,145          18,390

     Non-cash investing and financing activities:

     Capitalized lease obligations
      incurred for store properties                 0          33,024

     Capitalized lease obligations
      terminated for store properties             964           8,213

     Conversion of long-term debt
      to stock                                      0             300


     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

3)   Inventories

     Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first-out(LIFO) method comprised approximately 86% and 85% of inventories as of March 27, 1999 and March 28, 1998, respectively. Meat, produce and deli inventories are valued on the first-in, first-out
(FIFO) method. If the FIFO method were used entirely, inventories would have been $140.5 million and $117.9 million greater as of March 27, 1999 and March 28, 1998, respectively. Application of the LIFO method resulted in increases in the cost of goods sold of $1.4 million and $3.5 million for the periods ended March 27, 1999 and March 28, 1998, respectively.


4)     Reclassification

     Certain financial statement items have been reclassified to conform to the current year's format.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

RESULTS OF OPERATIONS   (12 weeks ended March 27, 1999 compared to 12 weeks
ended March 28, 1998)

     The Company recorded earnings of $58.6 million for the first quarter of 1999, an increase of 6.1% over the corresponding period of the prior year. The first quarter of 1999 includes an after-tax charge of $2.4 million related to retirement benefits for the Company's former
President and Chief Executive Officer ("CEO") (see discussion below). Excluding this charge, earnings would have been $61.0 million, representing an increase of 10.5% over the first quarter of 1998.

     Sales for the first quarter of 1999 were $2.4 billion, an increase of 4.4% over the first quarter of 1998. The Company's first quarter 1999 sales are not comparable to 1998 due to a change in the method of collecting sales tax on products discounted through the MVP customer ("MVP") and Preferred Customer Club ("PCC") loyalty card programs (see discussion below). On a comparable basis, sales increased 6.8% over the first quarter of last year. Same store sales increased 2.0%. The Company experienced the strongest same store sales performance in North and South Carolina, Maryland, Delaware and Georgia.

     Beginning in May 1998, after receiving permission from all state departments of revenue, the Company began collecting sales tax on the net sales price, after considering the MVP/PCC discount granted, rather than the full retail price of the MVP/PCC items. The related impact to the first quarter of 1999 was to reduce reported sales by approximately $54.0 million. This change does not impact the same store sales calculation or the Company's net income, as gross profit and expense dollars are the same under either method. The only difference is that under the new method the discount granted is reflected in sales rather than cost of goods sold under the original method. The following table illustrates the impact of the change.

First Quarter of
1999                               1999
                       1999       Dollars                 %
                     Dollars     Comparable     %      Comparable
                        As          to        As        to
                     Reported     Qtr. 1-    Reported  Qtr. 1-
                                   1998                  1998
(Dollars and           (New      (Original    (New    (Original
shares in            Method)      Method)    Method)   Method)
thousands)


Net sales            2,407,046    2,461,014   100.00%  100.00%
Cost of goods sold   1,856,862    1,910,830    77.14     77.64
Gross profit           550,184      550,184    22.86     22.36
Selling and
administrative        373,842      373,842     15.53     15.20
expenses
Depreciation and
amortization           57,459       57,459    2.39       2.33
Operating income      118,883      118,883    4.94       4.83
Interest expense       24,353       24,353    1.01       0.99
Income before
income taxes           94,530       94,530    3.93       3.84
Provision for
income taxes           35,922       35,922    1.50       1.46
Net income         $   58,608    $  58,608    2.43%      2.38%
Basic and diluted
earnings per share $      .12    $     .12
Weighted average
number of shares      478,737      478,737
outstanding


     The Company's 1999 business plan includes opening 80 new stores, closing 35 existing stores (approximately 20 of these closings will be relocations) and renovating approximately 140 existing stores. With this growth plan, the Company anticipates a net increase in store square footage of 7.0% in 1999. As of March 27, 1999, the Company had opened 21 new stores, closed five stores (of which four were relocations), and completed renovations of eight existing stores.

     Gross profit was 22.86% of sales (22.36% adjusted to the original method of reporting sales tax) for the first quarter this year compared to 21.92% of sales for the same period last year. The increase in gross profit is due to continued category management initiatives particularly in the perishable and grocery departments. The first quarter LIFO charge was $1.4 million. The Company's internal testing for the first quarter indicated minimal inflation. The current LIFO provision is adequate to cover this level of inflation.

     For the first quarter of 1999, selling and administrative expenses were $373.8 million or 15.53% (15.20% adjusted for the original method of reporting sales tax) of sales as compared to 14.59% of sales in the corresponding period of the prior year. Excluding the one-time charge of $3.9 million (before tax) related to retirement benefits for the Company's former President and CEO (see discussion below), selling and administrative expenses would have been 15.37% of sales (15.03% adjusted for the original method of reporting sales tax). In addition to the retirement costs, the increase in selling
                                 -9-
and administrative expenses as a percentage of sales is due primarily to increases in (1) store salaries and benefits as a result of a tightening of the labor pool in key Southeast markets due to the low unemployment rates in these areas, and (2) store rent due to the new store openings and expansions of existing stores since the first quarter of last year.

     On April 7, 1999, the Company announced the retirement of Tom E. Smith, its President, CEO and Chairman of the Board of Directors. During the first quarter, the Company recorded a $3.9 million before-tax charge ($2.4 million after-tax) related to Mr. Smith's retirement benefits. These costs are included in selling and administrative expenses.

     The Company recorded $3.5 million in store closing costs (included in Selling and Administrative Expenses on the Company's Consolidated
Statement of Income)during the first quarter of 1999. These costs are included in "Additions" in the table below.


Store Closing Costs
(Dollars in millions)

                  Reduction     Lease       Accrued
                   of Asset  Liabilities   Expenses     Total
                    Values
Balance at
January 2, 1999        $15.8      $113.2         $1.1    $130.1
Additions                 .2         2.7           .6       3.5
Reductions               -.6        -5.4          -.5      -6.5
Reclassifications        0.0         0.0          0.0       0.0
Recognition of
unused reserves          0.0         0.0          0.0       0.0
Balance at
March 27, 1999         $15.4      $110.5         $1.2    $127.1



     Reductions include fees totaling $4 million related to the termination of three store leases. The remaining $2.5 million relates to
(1) on-going rent payments made on lease obligations, (2) the sale of assets associated with closed store properties, and (3) expenses arising from contractual obligations.

     During the first quarter of 1999, the Company closed five stores in the normal course of business, of which four were relocations. The revenues and operating results of these stores were not significant to the Company's total revenues and operating results.

     During the first quarter of 1999, the Company completed disposition efforts related to three closed stores.

                                 -10-
     At the end of the first quarter of 1999 the Company had $127.1 million in store closing costs related to 127 stores (124 leased and 3 owned) and one distribution center. Disposition efforts on these properties (leases, equipment and buildings) will continue until all are disposed.

     Depreciation and amortization of $57.5 million were 2.39% of sales compared to 2.27% of sales in the first quarter of 1998. The 0.12% of sales increase is due to leasehold improvements and equipment purchases for new stores and renovations since the first quarter last year.

     Interest expense as a percent of sales was 1.01% for first quarter 1999 compared to 1.20% for the corresponding period last year. The decrease in interest is primarily due to the conversion of the Company's 5% convertible subordinated debentures during the second quarter of 1998.

     Net income for the quarter was $58.6 million or 2.43% of sales as compared to $55.2 or 2.39% of sales in the first quarter of the prior year. Basic and diluted earnings per share were $0.12 for both the first quarter of 1999 and 1998. Excluding the one-time after-tax charge related to retirement benefits of $2.4 million (see discussion above), net income for the first quarter of 1999 would have been $61.0 million or 2.54% of sales, and basic and diluted earnings per share would have been $0.13.

Liquidity and Capital Resources

     Cash provided by operating activities totaled $233.1 million for the 12 weeks ended March 27, 1999, compared with $190.6 million for the same period last year. The increase was primarily due to an increase in operating income, a decrease in inventory levels, and an increase in income taxes payable.

     Capital expenditures totaled $86.1 million for the 12 weeks ended March 27, 1999, compared with $58.3 million for the same period in 1998. The Company opened 21 new stores, closed five stores (including four relocations), and completed the renovation of eight existing stores during the first quarter of 1999. Food Lion plans to open a total of 80 new stores in 1999 and renovate approximately 140 stores. The Company anticipates that the majority of the new stores will be opened under conventional leasing arrangements.

     During the quarter, the Company signed a contract to purchase 28 former A&P store locations for a total purchase price of $14.5 million. The Company plans to open approximately ten of these stores over the next two years, and has plans to sublease the remaining locations.


                                -11-
     Capital expenditures currently estimated for 1999 are $390 million (including the A&P store purchase). Capital expenditures for 1999 will be financed through funds generated from operations and existing bank and credit lines.
The Company maintains the following bank and credit lines:

    $250.0 million commercial paper program under which no borrowings were outstanding during the first quarters of 1999 and 1998.

    A revolving credit facility with a syndicate of commercial banks providing $625.0 million in committed lines of credit which expires in December 1999. There were no outstanding borrowings as of March 27, 1999, and March 28, 1998.

    Additional short-term committed lines of credit totaling $20.0 million which are available when needed. The Company is not required to maintain compensating balances related to these lines of credit, and borrowings may occur periodically. There were no borrowings as of March 27, 1999, or March 28, 1998. During the first quarter of 1999, the Company had average borrowings of $6.21 million at a daily weighted average interest rate of 5.03% with a maximum amount outstanding of $20.0 million.

    Periodic short-term borrowings may be placed under informal credit arrangements, which are available to the Company at the discretion of the lender. Borrowings for the first quarter were as follows:

                          Informal Credit Arrangements
                              (Dollars in millions)


                                          1999    1998
Outstanding borrowings
at the end of the first quarter           $0.0    $0.0
Average borrowings                        $3.2   $10.0
Maximum amount outstanding               $35.0   $80.0
Daily weighted average interest rate     5.09%   5.66%


During the first quarter of 1999, the Company did not purchase any shares of Class A or Class B stock. The Board of Directors has approved a renewal of the annual share repurchase program for 1999 in the amount of $100 million. Purchases of Class A and/or Class B Common Stock may be made in the open market, as deemed in the best interest of shareholders.



                                  -12-

Year 2000

     In 1996, the Company began evaluating both its information technology systems, and other systems and equipment in order to identify and adjust date sensitive systems for Year 2000 compliance. As part of this undertaking, the Company created a Year 2000 Project Team to address the issues related to Year 2000 compliance. The Year 2000 Team is led by representatives from the Company's Information Technology department and includes key representatives from other areas of the Company. The Year 2000 Team has developed a three-phase plan to identify and remediate all existing systems to ensure the Company's readiness for the century change. These phases consist of assessment, system remediation and integration testing.

     Project Phase One primarily focused on assessing the business impact of the century change on the Company's operating environment. This assessment included information technology systems, non-information technology systems and supply chain readiness. The assessment was conducted based on an analysis of the Company's individual business processes and the potential material risks associated with the Company's operations. Project Phase Two primarily focused on code and system conversion (remediation) of date impacted applications and systems. Remediation or replacement was conducted for all information technology and embedded systems impacted by Year 2000 issues. Project Phase Three involves the execution of various testing protocol, analysis of test results and the development of contingency plans for each of the impacted systems.

     The Company has completed Project Phase One for all systems and Project Phase Two for all systems not scheduled for replacement. The Company expects to complete installation of certain replacement systems impacted by Year 2000 issues by mid-1999 and has included the cost of these systems in its estimates for the Year 2000 Project. The Company has commenced Project Phase Three, which includes testing and validation of impacted systems, and anticipates this phase will be substantially complete by mid-1999. However, the Company anticipates testing and validation procedures, as well as development of contingency plans, will continue throughout 1999.

     Except for the cost of replacement systems, the Company will expense the cost of the Year 2000 Project as incurred. The Company is funding the costs associated with the Year 2000 Project through operating cash flows and has not deferred any Information Technology projects in order to complete the Year 2000 Project.

     The Company estimates the total incremental cost of the Year 2000 Project is approximately $17.0 million which includes
                               -13-
equipment and software replacements, reprogramming, systems testing, and outside consulting services. Approximately $4.0 million of the total cost for the Year 2000 Project is related to reprogramming or remediation of existing software and new systems, while the remaining cost of approximately $13.0 million is related to the implementation of certain replacement systems. At the end of the first quarter of fiscal 1999, the Company had incurred approximately $10.4 million of the total cost of the Year 2000 project of which $2.9 million had been expensed as incurred and $7.5 million had been capitalized for replacement systems.

     The Company has not materially increased the number of its employees in order to complete the Year 2000 Project. Although the Company has utilized external contractors in various phases of the Year 2000 Project, the Company does not consider any of these contracts or relationships material for the completion of the Year 2000 Project. The Company has assigned certain employees from its Information Technology department to the Year 2000 Project (averaging approximately 20 employees during Phase One and 22 employees during Phase Two of the project and less than 15 employees from its user departments). As discussed above, the Company has created a Year 2000 Project Team composed of representatives from all areas of the Company. Members of the Year 2000 Project Team have completed the tasks associated with the Year 2000 Project as part of their normal duties. Although the Company has discussed its Year 2000 Project with certain of its consultants, third parties were not retained to perform independent verification and validation processes regarding the risks and cost estimates of the Year 2000 Project.

     As part of the Year 2000 Project, the Company has identified relationships with third parties, including vendors, suppliers, and service providers, which the Company believes are critical to its business operations. Although the Company considered several factors in identifying these critical relationships, the Company has concentrated its communication efforts, as discussed below, with suppliers and vendors from whom the Company makes annual purchases in excess of $10 million. The Company is in the process of communicating with these third parties through questionnaires, letters and interviews in an effort to determine the extent to which they are addressing their Year 2000 compliance issues. Based on the responses received to date from these efforts, the Company understands that all critical suppliers have indicated they anticipate being Year 2000 compliant. A small percentage of these critical suppliers have indicated they are Year 2000 compliant, however, a majority have indicated they are still addressing Year 2000 issues. Where appropriate, the Company has developed strategies to work with its suppliers to verify Year 2000 readiness and create contingency plans as discussed below.

                                -14-
     The Company has identified its operational and supply chain activities as its most critical functions potentially impacted by Year 2000 issues. The Company will conduct testing within a parallel operating environment created to simulate business processes and integrated systems functionality, including front-end operations and supply chain activities. Validation of integrated systems functionality will be performed by comparing test results to actual processes and data.

     The Company cannot assure that there will not be an adverse impact on the Company if third parties do not appropriately address their Year 2000 issues in a timely manner. Such other possible consequences include, but are not limited to, loss of communications with stores, loss of electric power, and an inability to process customer transactions or otherwise engage in similar normal business activities. As discussed below, the Company has developed contingency plans with its critical suppliers in order to arrange for the timely delivery of inventory. The Company will continue to communicate with, assess and monitor the progress of these third parties in resolving Year 2000 issues.

     Although the Company does not believe the actual impact of any system failures related to the century change will be material, the Company has developed various contingency plans with its critical suppliers and certain other vendors in order to assure the timely delivery of inventory and prepare for normal business activities following the century change. In the event the Company or a key supplier is adversely impacted by the century change, the Company will implement its contingency plan for such situation. These plans include alternate means of communication with suppliers, such as facsimile, telephone and hand delivery, manual operation of certain systems, as well as the implementation of certain established ordering procedures. Under the terms of these established ordering procedures, the Company's critical suppliers will provide inventory to the Company based on historical ordering patterns. These suppliers will also substitute products and adjust inventory levels of substitute items based on the availability of certain products. The Company will continue to develop and finalize the implementation of its contingency plans with third parties throughout 1999.

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

     Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy or in the Company's primary markets, changes in consumer spending, competitive factors, the nature and extent of continued consolidation in the industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs -- supply or quality control problems with the Company's vendors, and issues and uncertainties related to Year 2000 detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings

The Company has had no significant developments related to legal matters since the Item 3 disclosure included in the Company's Form 10K filed April 1, 1999 for the year ended January 2, 1999.

Item 2.   Change in Securities

          This item is not applicable.

Item 3.   Defaults Upon Senior Securities

          This item is not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          This item is not applicable.

Item 5.   Other Information

          This item is not applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a).      Exhibits

          10 Retirement Agreement

          27 Financial Data Schedule

(b). The Company did not file a report on Form 8-K during the period ended March 27, 1999.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   FOOD LION, INC.
                                   Registrant


DATE:May 5,1999                   BY:Laura Kendall
                                     Laura Kendall
                                     Vice President of Finance
                                     Chief Financial Officer
                                     Principal Financial Officer

Exhibit Index


Exhibit    Description                                 Page No.

10         Retirement Agreement                         20-29

27         Financial Data Schedule                      30-31