Form 10-Q
period 1999-06-19
FOOD LION INC
filed 1999-07-30
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 19, 1999

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
                                              Yes  X      No

Outstanding shares of common stock of the Registrant as of July 23, 1999.

       Class A Common Stock            242,890,915
       Class B Common Stock            227,189,964

                                     Page 1 of 45

                    The Exhibit index is located on page 21.

                           FOOD LION, INC.
                         INDEX TO FORM 10-Q
                            June 19, 1999



Part I.    FINANCIAL INFORMATION
                                                                Page

     Item 1. Financial Statements

             Consolidated Statements of Income for the 12 and
             24 weeks ended June 19, 1999 and June 20, 1998     3-4

             Consolidated Balance Sheets as of June 19,
             1999, January 2, 1999 and June 20, 1998             5

             Consolidated Statements of Cash Flows for
             24 weeks ended June 19, 1999 and June
             20, 1998                                            6

             Notes to Consolidated Financial Statements         7-8

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations     9-17


Part II.   OTHER INFORMATION

     Item 1. Legal Proceedings                                  18

     Item 2. Changes in Securities                              18

     Item 3. Defaults Upon Senior Securities                    18

     Item 4. Submission of Matters to a Vote of Security
             Holders                                            18

     Item 5. Other Information                                  18

     Item 6. Exhibits and Reports on Form 8-K                   19

     Signatures                                                 20

     Exhibit Index                                              21

                                        PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                             FOOD LION, INC.

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
                          For the 12 Weeks ended June 19, 1999 and June 20, 1998
                                 (Dollars in thousands except per share data)

                                      June 19, 1999     June 20, 1998     June 19, 1999  June 20, 1998

                                                                                  %            %
Net sales                                $2,509,240       $2,353,260           100.00        100.00
Cost of goods sold                        1,933,085        1,826,657            77.04         77.62
Gross profit                                576,155          526,603            22.96         22.38

Selling and administrative expenses         380,811          352,609            15.18         14.98
Depreciation and amortization                59,717           54,012             2.38          2.30
Operating income                            135,627          119,982             5.40          5.10
Interest expense                             25,384           23,154             1.01          0.99
Income before income taxes                  110,243           96,828             4.39          4.11
Provision for income taxes                   41,892           36,795             1.67          1.56

Net income                               $   68,351       $   60,033             2.72          2.55

Basic and diluted earnings per share     $     0.14       $     0.13
Dividends per share                      $     0.04       $     0.04

Weighted average number
of shares outstanding:

Class A                                 245,114,162      244,777,891
Class B                                 229,261,156      232,727,364
Total                                   474,375,318      477,505,255


                                      PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                              FOOD LION, INC.

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
                          For the 24 Weeks ended June 19, 1999 and June 20, 1998
                                 (Dollars in thousands except per share data)

                                      June 19, 1999    June 20, 1998      June 19, 1999   June 20, 1998

                                                                                  %              %
Net sales                                $4,916,286       $4,658,733           100.00         100.00
Cost of goods sold                        3,789,947        3,626,772            77.09          77.85
Gross profit                              1,126,339        1,031,961            22.91          22.15

Selling and administrative expenses         754,653          688,904            15.36          14.79
Depreciation and amortization               117,176          106,430             2.38           2.28
Operating income                            254,510          236,627             5.17           5.08
Interest expense                             49,737           50,768             1.01           1.09
Income before income taxes                  204,773          185,859             4.16           3.99
Provision for income taxes                   77,814           70,592             1.58           1.52

Net income                               $  126,959       $  115,267             2.58           2.47

Basic and diluted earnings per share     $     0.27       $     0.24
Dividends per share                      $     0.08       $     0.07

Weighted average number
of shares outstanding:

Class A                                 246,510,337      240,556,329
Class B                                 230,045,760      232,727,364
Total                                   476,556,097      473,283,693

                                             FOOD LION, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                          (Dollars in thousands)
                                                (Unaudited)

                                                        June 19, 1999       January 2, 1999      June 19, 1998
Assets
Current assets:
 Cash and cash equivalents                             $   89,822            $  123,592        $    94,697
 Receivables                                              167,358               199,101            157,905
 Inventories                                            1,104,720             1,103,635          1,000,916
 Prepaid expenses                                          27,215                20,552             48,562
 Deferred tax asset                                        65,397                65,397             63,123
   Total current assets                                 1,454,512             1,512,277          1,365,203

Property, at cost, less accumulated
 depreciation                                           1,968,728             1,897,080          1,832,946
Deferred tax asset                                          4,707                 4,707             51,980
Intangible assets                                         267,193               258,402            267,046
Other assets                                                3,346                 3,495              4,069
       Total assets                                    $3,698,486            $3,675,961         $3,521,244

Liabilities and Shareholders' Equity
Current Liabilities:
 Short-term borrowings                                 $   62,000            $   61,000         $      -
 Accounts payable, trade                                  559,399               545,015            557,580
 Accrued expenses                                         353,137               360,105            321,621
 Capital lease obligations - current                       22,531                21,940             21,229
 Long term debt - current                                  42,292                42,518              2,646
 Other liabilities - current                               11,272                 9,839              9,911

   Total current liabilities                            1,050,631             1,040,417            912,987

Long-term debt                                            428,641               429,763            470,797
Capital lease obligations                                 492,327               492,660            491,178
Other liabilities                                         109,576               114,199            120,686
   Total liabilities                                    2,081,175             2,077,039          1,995,648

Shareholders' Equity:
Class A non-voting common stock, $.50 par value           121,813               123,946            125,299
Class B voting common stock, $.50 par value               114,039               115,415            116,364
Additional capital                                           -                   60,332            105,999
Retained earnings                                       1,381,459             1,299,229          1,177,934
     Total shareholders' equity                         1,617,311             1,598,922          1,525,596
       Total liabilities and shareholders' equity      $3,698,486            $3,675,961         $3,521,244

                                                         -5-






                               FOOD LION, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

           For the 24 Weeks ended June 19, 1999 and June 20, 1998
                           (Dollars in thousands)

                                                            24 Weeks

                                               June 19, 1999    June 20,1998
Cash flows from operating activities
 Net income                                        $126,959         $115,267

 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                   117,176          106,430
    Gain on disposals of property and
    capital lease terminations                       (1,571)          (1,841)
    Changes in operating assets and liabilities:
     Receivables                                     31,743            8,885
     Inventories                                     (1,085)         (18,172)
     Prepaid expenses                                (6,663)         (26,048)
     Other assets                                       149            1,651
     Accounts payable and accrued expenses            7,416           30,121
     Other liabilities                               (3,190)          (4,039)
              Total adjustments                     143,975           96,987

      Net cash provided by operating activities     270,934          212,254

Cash flows from investing activities
  Capital expenditures                             (185,851)        (141,878)
  Proceeds from disposal of property                  1,279           66,895
      Net cash used in investing activities        (184,572)        ( 74,983)

Cash flows from financing activities
 Net proceeds (payments) under short-term borrowings  1,000          (80,000)
 Principal payments on long-term debt                (1,348)          (4,992)
 Principal payments under capital lease obligations (11,214)         (17,621)
 Dividends paid                                     (39,884)         (35,248)
 Repurchase of common stock                         (69,546)             -
 Proceeds from issuance of common stock                 860            1,947
      Net cash used in financing activities        (120,132)        (135,914)

Net (decrease) increase in cash and cash
 equivalents                                        (33,770)           1,357

Cash and cash equivalents at beginning
of period                                           123,592           93,340

Cash and cash equivalents at end of period         $ 89,822         $ 94,697

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


2)   Supplemental Disclosure of Cash Flow Information:

     Selected cash payments and non-cash activities during the period were as follows:

                                          June 19, 1999   June 20, 1998

     Cash payments for income taxes          $ 86,923         $93,273

     Cash payments for interest,
      net of amounts capitalized               51,332          52,952

     Non-cash investing and financing activities:

     Capitalized lease obligations
      incurred for store properties            28,878          31,975
     Capitalized lease obligations
      terminated for store properties          17,406          12,302

     Conversion of long-term debt
      to stock                                      0         110,445


     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

3)   Inventories

     Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first-out(LIFO) method comprised approximately 85% and 84% of inventories as of June 19, 1999 and June 20, 1998, respectively. Meat, produce and deli inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method were used entirely, inventories would have been $141.5 million and $119.9 million greater as of June 19, 1999 and June 20, 1998, respectively. Application of the LIFO method resulted in increases in the cost of goods sold of $2.4 million and $5.5 million for the 24 weeks ended June 19, 1999 and June 20, 1998, respectively.


4)     Reclassification

     Certain financial statement items have been reclassified to conform to the current year's format.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

RESULTS OF OPERATIONS   (12 and 24 weeks ended June 19, 1999 compared
to 12 and 24 weeks ended June 20, 1998)

     The Company recorded earnings for the second quarter and year to date for 1999 of $68.4 million and $127.0 million, respectively, resulting in increases of 13.9% and 10.1% over the corresponding periods of 1998. The second quarter of 1999 includes an after-tax charge of $2 million related to executive post-employment benefits (see discussion below). Excluding this charge, earnings would have been $70.4 million for the second quarter and $129.0 million year to date, representing increases of 17.2% and 11.9% over the respective periods of 1998.

     Sales for the second quarter and year to date of 1999 were $2.5 billion and $4.9 billion, respectively, resulting in increases of 6.6% and 5.5% over the corresponding periods of 1998. The Company's second quarter 1999 sales are not comparable to 1998 due to a change in the method of collecting sales tax on products discounted through the MVP customer ("MVP") and Preferred Customer Club ("PCC") loyalty card programs (see discussion below). On a comparable basis, 1999 second quarter and year to date sales increased 7.5% and 7.0% over the corresponding periods of last year. Same store sales increased 2.4% for the second quarter.

     Beginning in May 1998, after receiving permission from all state departments of revenue, the Company began collecting sales tax on the net sales price, after considering the MVP/PCC discount granted, rather than the full retail price of the MVP/PCC items. The related impact to the second quarter and year to date of 1999 was to reduce reported sales by approximately $20.4 million and $70.4 million, respectively. This change does not impact the same store sales calculation or the Company's net income, as gross profit and expense dollars are the same under either method. The only difference is that under the new method the discount granted is reflected in sales rather than cost of goods sold under the original method. The following table illustrates the impact of the change.

Second Quarter of
1999                               1999
                                  Dollars                 %
                        1999     Comparable     %      Comparable
                     Dollars        to         As         to
                        As        Qtr. 2-    Reported    Qtr. 2-
                     Reported      1998                  1998
(Dollars and           (New      (Original    (New    (Original
shares in            Method)      Method)    Method)    Method)
thousands)

Net sales           $ 2,509,240   $2,529,658   100.00%    100.00%
Cost of goods sold    1,933,085    1,953,503    77.04     77.22

Gross profit            576,155      576,155    22.96     22.78
Selling and
administrative
expenses                380,811      380,811    15.18     15.05
Depreciation and         59,717       59,717     2.38      2.37
amortization
Operating income        135,627      135,627     5.40      5.36
Interest expense         25,384       25,384     1.01      1.00
Income before           110,243      110,243     4.39      4.36
income taxes
Provision for            41,892       41,892     1.67      1.66
income taxes
Net income            $  68,351      $68,351     2.72%     2.72%
Basic and diluted
earnings per share      $  0.14       $ 0.14
Weighted average
number of shares        474,375      474,375
outstanding


     The Company's 1999 business plan includes opening 94 new stores, closing 35 existing stores (approximately 20 of these closings will be relocations) and renovating approximately 140 existing stores. With this growth plan, the Company anticipates a net increase in store square footage of approximately 8.5% in 1999. As of June 19, 1999, the Company had opened 53 new stores, closed 13 stores (of which 12 were relocations), and completed renovations of 52 existing stores.

     Gross profits of 22.96% for the second quarter and 22.91% year to date (or 22.78% and 22.59%, respectively, adjusted to the original method of reporting sales tax) compared favorably against prior year gross profits of 22.38% of sales in the second quarter and 22.15% of sales year to date. The increase in gross profit is due to continued category management initiatives particularly in the perishable and non-grocery categories. In addition, The Company benefited from continued efficient warehouse operations which led to lower operating costs. The second quarter LIFO charge was $1 million. The Company's internal testing for the second quarter indicated minimal inflation; however, given the difficulty in predicting inflationary trends, the Company has provided a $2.4 million LIFO provision through the second quarter of 1999.

     For the second quarter of 1999, selling and administrative expenses were $380.8 million or 15.18% of sales (15.05% adjusted for the original method of reporting sales tax) as compared to $352.6 million or 14.98% of sales in the corresponding period of the prior year. Excluding the one-time charge of $3.3 million (pre tax) related to the executive post-employment benefits (see discussion below), selling and administrative expenses would have been 15.05% of sales for the second quarter (14.93% adjusted for the original method of reporting sales tax). The Company posted an improvement in selling and administrative expenses on a comparable basis despite continued increases in labor related costs due to the low unemployment rate in the Southeast market, and an increase in occupancy costs resulting from the Company's new store opening and renovation program. This improvement was accomplished through strong sales posted during the quarter and good cost control across all remaining expense categories.

     During the second quarter, the Company recorded a $3.3 million pre-tax charge ($2 million after-tax) related to executive post-employment benefits. These benefits relate to the resignation of the Company's former Senior Vice President of Merchandising and finalization of amounts due upon retirement of the Company's former President and Chief Executive Officer ("CEO"). These costs are included in selling and administrative expenses.

     Depreciation and amortization of $59.7 million was 2.38% of sales compared to 2.30% of sales in the second quarter of 1998. Year to date depreciation and amortization was $117.2 million or 2.38% of sales compared to 2.28% of sales for the same period of the prior year. The quarter and year to date increases are primarily due to leasehold improvements and equipment purchases for new stores and renovations.

     Interest expense of $25.4 million for the second quarter of 1999 and $49.7 million year to date compares to $23.2 million and $50.8 million for the respective periods of 1998 due to higher interest expense on store capital leases.

     Net income for the quarter was $68.4 million or 2.72% of sales as compared to $60.0 million or 2.55% of sales in the second quarter of the prior year. Basic and diluted earnings per share were $0.14 for the second quarter of 1999 compared to $0.13 last year. Excluding the one-time after-tax charge related to post-employment benefits of $2.0 million (see discussion above), net income for the second quarter of 1999 would have been $70.4 million or 2.80% of sales, and basic and diluted earnings per share would have been $0.15.

Store Closing Costs
(Dollars  in millions)

                              Reduction
                              of Asset      Lease    Accrued
                               Values    Liabilities Expenses  Total
Balance at March 27, 1999       $15.4      $110.5     $1.2    $127.1
Additions                          .6         3.8      1.6       6.0
Reductions                        0.0        -3.6     -2.7      -6.3
Balance at June 19, 1999        $16.0      $110.7      $.1    $126.8

     The Company recorded $3.5 million in store closing costs (included in Selling and Administrative Expenses on the Company's Consolidated Statement of Income) during the second quarter of 1999. These costs are included in the "Additions" line in the table above. Significant additions also include $2.1 million related to 12 acquired stores that will not re-open as Food Lion locations. The costs associated with closing these stores were charged against Goodwill.

     Reductions include fees totaling $1.9 million related to the
termination of three store leases.   The remaining $4.4 million relates
to on-going rent payments made on lease obligations and payment of expenses arising from contractual obligations.

     During the second quarter of 1999, the Company closed 8 stores in the normal course of business, all 8 stores were relocated. The revenues and operating results of these stores were not significant to the Company's total revenues and operating results.

     During the second quarter of 1999, the Company completed disposition efforts related to 4 closed stores.

     At the end of the second quarter of 1999 the Company had $126.8 million in store closing costs related to 142 stores (137 leased and 5 owned) and one distribution center. Disposition efforts on the properties related to these facilities (leases, equipment, and buildings) will continue until all related properties are disposed.

Liquidity and Capital Resources

     Cash provided by operating activities totaled $270.9 million for the 24 weeks ended June 19, 1999, compared with $212.3 million for the same period last year. The increase was primarily due to an increase in operating income and improved receivable management.

     Capital expenditures totaled $186 million for the 24 weeks ended June 19, 1999, compared with $142 million for the same period in 1998. The Company opened 53 new stores, closed 13 stores (including 12 relocations), and completed the renovation of 52 existing stores through the end of the second quarter of
                                -12-

1999. Food Lion plans to open a total of 94 new stores in 1999 and renovate approximately 140 stores. The Company anticipates that the majority of the new stores will be opened under conventional leasing arrangements.

     Capital expenditures currently estimated for 1999 are $390 million. Capital expenditures for 1999 will be financed through funds generated from operations and existing bank and credit lines.

The Company maintains the following bank and credit lines:

    $250.0 million commercial paper program under which no borrowings were outstanding during the first and second quarters of 1999 and 1998.

    A revolving credit facility with a syndicate of commercial banks providing $625.0 million in committed lines of credit which expires in December 1999. There were no outstanding borrowings as of the end of the second quarter of 1999 or 1998.

    Additional short-term committed lines of credit totaling $20.0 million which are available when needed. The Company is not required to maintain compensating balances related to these lines of credit, and borrowings may occur periodically. As of June 19, 1999, the outstanding borrowings from this line totaled $20 million. There were no outstanding borrowings as of June 20, 1998. During the second quarter of 1999, the Company had average borrowings of $8.04 million at a daily weighted average interest rate of 5.01% with a maximum amount outstanding of $20.0 million.

    Periodic short-term borrowings may be placed under informal credit arrangements, which are available to the Company at the discretion of the lender. Borrowings for the second quarter were as follows:

                     Informal Credit Arrangements
                         (Dollars in millions)


                                          1999    1998
Outstanding borrowings
at the end of the second quarter         $42.0    $0.0
Average borrowings                       $26.8   $15.8
Maximum amount outstanding              $105.0   $72.0
Daily weighted average interest rate     5.09%   5.62%



                                   -13-

     During the second quarter of 1999, the Company repurchased $69.5 million of Company stock, representing approximately 4.4 million Class A shares and approximately 2.8 million Class B shares. In July 1999, The Board of Directors approved a $100 million as the amount available for share repurchase going forward. Purchases of Class A and/or Class B Common Stock may be made in the open market, as deemed in the best interest of shareholders.

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

     The Company has completed Project Phase One for all systems and Project Phase Two for all systems not scheduled for replacement. Installation of replacement systems impacted by Year 2000 issues is progressing with completion expected in fall, 1999. The Company has included the cost of these systems in its estimates for the Year 2000 Project. The Company has commenced Project Phase Three, which includes testing and validation of impacted systems, and anticipates this phase, as well as development of contingency plans, will continue throughout 1999.




                          -14-

     Except for the cost of replacement systems, the Company will expense the cost of the Year 2000 Project as incurred. The Company is funding the costs associated with the Year 2000 Project through operating cash flows and has not deferred any Information Technology projects in order to complete the Year 2000 Project.

     The Company estimates the total incremental cost of the Year 2000 Project is approximately $17 million which includes equipment and software replacements, reprogramming, systems testing, and outside consulting services. Approximately $4.0 million of the total cost for the Year 2000 Project is related to reprogramming or remediation of existing software and new systems, while the remaining cost of approximately $13.0 million is related to the implementation of certain replacement systems. At the end of the second quarter of fiscal 1999, the Company had incurred approximately $11 million of the total cost of the Year 2000 project of which $3.1 million had been expensed as incurred and $7.9 million had been capitalized for replacement systems.

     The Company has not materially increased the number of its employees in order to complete the Year 2000 Project. Although the Company has utilized external contractors in various phases of the Year 2000 Project, the Company does not consider any of these contracts or relationships material for the completion of the Year 2000 Project. The Company has assigned certain employees from its Information Technology department to the Year 2000 Project (averaging approximately 20 employees during Phase One, 22 employees during Phase Two, and 19 employees during Phase Three of the project and less than 15 employees from its user departments). As discussed above, the Company has created a Year 2000 Project Team composed of representatives from all areas of the Company. Members of the Year 2000 Project Team have completed the tasks associated with the Year 2000 Project as part of their normal duties. Although the Company has discussed its Year 2000 Project with certain of its consultants, third parties were not retained to perform independent verification and validation processes regarding the risks and cost estimates of the Year 2000 Project.

     As part of the Year 2000 Project, the Company has identified relationships with third parties, including vendors, suppliers, and service providers, which the Company believes are critical to its business operations. Although the Company considered several factors in identifying these critical relationships, the Company has concentrated its communication efforts, as discussed below, with suppliers and vendors from whom the Company makes annual purchases in excess of $10 million. The Company continues to communicate with these third parties through questionnaires, letters, and interviews in an effort to determine the extent to which they are addressing their Year 2000 compliance issues. Based on the responses received to date from these efforts, the
                               -15-
Company understands that all critical suppliers have indicated they anticipate being Year 2000 compliant. A substantial percentage of these critical suppliers have indicated they are Year 2000 compliant while the remaining suppliers have indicated they are still addressing Year 2000 issues. Where appropriate, the Company has developed strategies to work with its suppliers to verify Year 2000 readiness and create contingency plans as discussed below.

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

     Although the Company does not believe the actual impact of any system failures related to the century change will be material, the Company has developed various contingency plans with its critical suppliers and certain other vendors in order to assure the timely delivery of inventory and prepare for normal business activities following the century change. In the event the Company or a key supplier is adversely impacted by the century change, the Company will implement its contingency plan for such situation. These plans include alternate means of communication with suppliers, such as facsimile, telephone and hand delivery, manual operation of certain systems, as well as the implementation of certain established ordering procedures. Under the terms of these established ordering procedures, the Company's critical suppliers will provide inventory to the Company based on historical ordering patterns. These suppliers will also substitute products and adjust inventory levels of substitute items based on the availability of certain products. The Company will continue to develop and finalize the implementation of its contingency plans with third parties throughout 1999.
                             -16-
     The projections and project completion dates are based on management's best estimates and may be updated from time to time as additional information becomes available. This section discussing Year 2000 issues contains forward-looking statements (refer to "Other" below which addresses forward-looking statements made by the Company).

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

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company has had no significant developments related to legal matters since the Item 1 disclosure included in the Company's Form 10Q filed May 5, 1999 for the quarter ended March 27, 1999.


Item 2.   Change in Securities

          This item is not applicable.

Item 3.   Defaults Upon Senior Securities

          This item is not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

(a). The Company held its Annual Meeting of Shareholders on May 6,
1999.

(b). Not applicable

(c). Matters voted upon at the meeting.

Election of Directors          For         Withheld         Broker
                                                           Non-Votes
Pierre-Olivier Beckers     195,608,525     4,848,998      30,372,841
Dr. J. Kelly Collamore     196,305,905     4,151,618      30,372,841
JC Coppieters`T Wallant    195,619,021     4,838,502      30,372,841
Pierre Dumont              195,615,704     4,841,819      30,372,841
William G. Ferguson        196,207,350     4,250,173      30,372,841
Dr.Bernard W. Franklin     196,221,278     4,236,245      30,372,841
Joseph C. Hall, Jr.        196,301,520     4,156,003      30,372,841
Margaret H. Kluttz         196,185,035     4,272,488      30,372,841
Bill McCanless             196,337,033     4,120,490      30,372,841
Dominique Raquez           195,620,013     4,837,510      30,372,841

Appointment of                 For     Against    Abstain     Broker
Independent Accountants                                      Non-votes

PricewaterhouseCoopers     199,865,894 380,374    211,255   30,372,841
LLP


Item 5.   Other Information

          This item is not applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a).      Exhibits

          10A Employment Severance Agreement and Mutual Release dated April 14, 1999 between The Company and Pamela K. Kohn.

          10B Employment Agreement dated April 7, 1999 between The Company and R. William McCanless.

          27   Financial Data Schedule

(b). The Company did not file a report on Form 8-K during the period ended June 19, 1999.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   FOOD LION, INC.
                                   Registrant


DATE: July 29, 1999               BY:\s\Laura Kendall
                                     Laura Kendall
                                     Vice President of Finance
                                     Chief Financial Officer
                                     Principal Accounting Officer

Exhibit Index


Exhibit   Description                                         Page
                                                               No.

10A       Employment Severance Agreement and Mutual Release
          dated April 14, 1999 between The Company and
          Pamela K. Kohn.                                      22-29

10B       Employment Agreement dated April 7, 1999 between
          the Company and R. William McCanless.                30-43

27        Financial Data Schedule                              44-45