Form 10-K405/A
period 1999-01-02
FOOD LION INC
filed 1999-08-17
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
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

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K:

1. Annual Report to Shareholders for the fiscal year ended January 2, 1999, or is incorporated by reference in Part II hereof.


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

(3) Prior to joining Food Lion in 1995, Mr. Nail served as Corporate Counsel to Wal-Mart Stores, Inc.



                               PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

     The information pertaining to the Class A and Class B Common Stock price range, dividends and record holders discussed beneath the headings "Market Price of Common Stock" and "Dividends Declared Per Share of Common Stock" in the Annual Report to Shareholders for the fiscal year ended January 2, 1999, is hereby incorporated by reference.


Item 6.  Selected Financial Data.

     The information set forth beneath the heading "Ten Year Summary of Operations" in the Annual Report to Shareholders for the fiscal year ended January 2, 1999, is hereby incorporated by reference.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The information set forth beneath the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the fiscal year ended January 2, 1999, is hereby incorporated by reference.


Item 8.  Financial Statements and Supplementary Data.

     The financial statements, including the accompanying notes and results by quarter, set forth beneath the headings "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Shareholders' Equity", "Notes to Consolidated Financial Statements" and "Results by Quarter" in the Annual Report to Shareholders for the fiscal year ended January 2, 1999, are hereby incorporated by reference.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.


     (a) The following documents are filed as part of this report:

          1.  Financial Statements:

              The following financial statements are incorporated by reference in Item 8 hereof from the Annual Report to Shareholders for the fiscal year ended January 2, 1999:


                                                                 ANNUAL REPORT
                                                                    PAGE NO.
              Consolidated Statements of Income for the fiscal
              years ended January 2, 1999, January 3, 1998 and
              December 28, 1996                                        20

              Consolidated Balance Sheets, as of January 2,
              1999 and January 3, 1998                                 21

              Consolidated Statements of Cash Flows for the
              fiscal years ended January 2, 1999, January 3, 1998
              and December 28, 1996                                    22

              Consolidated Statements of Shareholders' Equity
              for the fiscal years ended January 2, 1999,
              January 3, 1998 and December 28, 1996                    23

              Notes to Consolidated Financial Statements             24-29

              Results by Quarter (unaudited)                           31


                                                                    10-K
                                                                  PAGE NO.
          2. Other:


              Report of Independent Accountants                       15



     All other schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

    With the exception of the financial statements listed in the above index, the information referred to in Items 5, 6, 7 and the supplementary quarterly financial information referred to in Item 8, all of which is included in the portions of the Annual Report to Shareholders for the fiscal year ended January 2, 1999 and incorporated by reference into this Form 10-K Annual Report, the Annual Report to Shareholders for the fiscal year ended January 2, 1999 is not to be deemed "filed" as part of this report.

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

         10(k) Split Dollar Life Insurance Agreement between the Company and Tom E. Smith issued May 25, 1988 (incorporated by reference to Exhibit 10(w) of the Company's Annual Report on Form 10-K dated March 20, 1989)

         10(l) Letter Agreement dated May 10, 1990, between the Company and Ralph W. Ketner (incorporated by reference to Exhibit 10(q) of the Company's Annual Report on Form 10-K dated March 25, 1991)

         10(m) U.S. Distribution Agreement dated August 20, 1991, between the Company and Goldman, Sachs & Co. and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount of the Company's Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company's Annual Report on Form 10-K dated March 24, 1992)

         10(n) License Agreement between the Company and Etablissements Delhaize Freres Et Cie "Le Lion" S.A. dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company's Annual Report on Form 10-K dated March 31, 1994)

                                      -10-
         10(o) 1996 Employee Stock Incentive Plan of Food Lion, Inc. (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q dated July 30, 1996)

         10(p)    Key Executive Annual Incentive Bonus Plan
                  (incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form
                  10-Q dated July 30, 1996)

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

         10(ab) Employment Agreement, dated as of October 1, 1997, between Pamela K. Kohn and the Company (incorporated by reference to 10(ad) of the Company's Annual Report on Form 10-K dated April 8, 1998)

         10(ac) Employment Agreement, dated as of October 1, 1997, between A. Edward Benner and the Company (incorporated by reference to 10(ae) of the Company's Annual Report on Form 10-K dated April 8, 1998)

         10(ad) Agreement, dated as of January 4, 1998, between Etablissements Delhaize Freres et Cie "Le Lion" S.A. and the Company (incorporated by reference to 10(af) of the Company's Annual Report on Form 10-K dated April 8, 1998)

         10(ae) Credit Agreement dated as of December 15, 1998, among the Company, the lenders party thereto, and The Chase Manhattan Bank, N.A., as Documentation Agent


         13 Portions of the Annual Report to Shareholders for the fiscal year ended January 2, 1999

         21       Subsidiaries of Registrant

         23       Consent of Independent Accountants

         27       Financial Data Schedules

         99 Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K

     (b) Reports on Form 8-K:

                  The Company did not file a report on Form 8-K during the fiscal year ended January 2, 1999.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Food Lion, Inc.

Date:                           By
                                       Tom E. Smith
                                       President, Chief Executive
                                       Officer, Principal
                                       Executive Officer and Director

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

Date:                           By
                                       Tom E. Smith
                                       President, Chief Executive
                                       Officer, Principal
                                       Executive Officer and Director

Date:                           By
                                       Pierre-Olivier Beckers
                                       Director

Date:                           By
                                       Dr. Jacqueline K. Collamore
                                       Director

Date:                           By
                                       Jean-Claude Coppieters t' Wallant
                                       Director

Date:                           By
                                       William G. Ferguson
                                       Director

Date:                           By
                                       Dr. Bernard Franklin
                                       Director

Date:                           By
                                       Joseph C. Hall
                                       Senior Vice President of Operations
                                       Director

Date:                           By
                                       Margaret H. Kluttz
                                       Director

Date:                           By
                                       Dominque Raquez
                                       Director

Date:                           By
                                       Gui de Vaucleroy
                                       Director

Date:                           By
                                       R. William McCanless
                                       Chief Administrative Officer
                                       and Secretary

Date: 8/17/99                   By /s/ Laura Kendall
                                       Laura Kendall
                                       Vice President of Finance
                                       Chief Financial Officer
                                       Principal Accounting Officer

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Food Lion, Inc.:

In our opinion, the consolidated financial statements of Food Lion, Inc. and subsidiaries, which financial statements are included on pages 20 through 29 of the 1998 Annual Report to Shareholders of Food Lion, Inc. incorporated by reference herein, present fairly, in all material respects, the financial position of Food Lion, Inc. and subsidiaries at January 2, 1999 and January 3, 1998, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles . These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Charlotte, North Carolina
February  10, 1999
                                               PRICEWATERHOUSECOOPERS LLP

                                   EXHIBIT INDEX
                                         to
                           ANNUAL REPORT ON FORM 10-K of
                                  Food Lion, Inc.
                           For the fiscal Year Ended January 2, 1999
                                                                      Sequential
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

    10(ae) Credit Agreement dated as of December 15, 1998, among the Company, the lenders party thereto, and The Chase Manhattan Bank, as Administrative Agent, and Wachovia Bank, N.A., as
             Documentation Agent.                                      34-145


    13       Portions of the Annual Report to Shareholders for the
             fiscal year ended January 2, 1999                        147-179


    21       Subsidiaries of Registrant                                   180

    23       Consent of Independent Accountants                           181

    27       Financial Data Schedules                                 182-183

    99       Undertaking of the Company to file exhibits pursuant
             to Item 601(b)(4)(iii)(A) of Regulation S-K                  184


(b)   Reports on Form 8-K:

             The Company did not file a report on Form 8-K during the fiscal year ended January 2, 1999.