Form 10-Q/A
period 1999-03-27
FOOD LION INC
filed 1999-08-17
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                   FORM 10-Q/A

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

                                  Page 1 of 17


                                 FOOD LION, INC.
                                   FORM 10-Q/A


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





                                      -2-




                                        PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                             FOOD LION, INC.

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
                          For the 12 Weeks ended March 27, 1999 and March 28, 1998
                                 (Dollars in thousands except per share data)


                                      Mar 27, 1999     Mar 28, 1998       Mar 27, 1999   Mar 28, 1998

                                                                                  %            %
Net sales                                $2,407,046       $2,305,473           100.00        100.00
Cost of goods sold                        1,856,862        1,800,115            77.14         78.08
Selling and administrative expenses         431,301          388,713            17.92         16.86
Operating income                            118,883          116,645             4.94          5.06
Interest expense                             24,353           27,614             1.01          1.20
Income before income taxes                   94,530           89,031             3.93          3.86
Provision for income taxes                   35,922           33,797             1.50          1.47

Net income                               $   58,608       $   55,234             2.43          2.39

Basic earnings per share                 $     0.12       $     0.12
Diluted earnings per share               $     0.12       $     0.12
Dividends per share                      $     0.04       $     0.04

Weighted average number
of shares outstanding:

Class A                                 247,906,512      236,334,766
Class B                                 230,830,364      232,727,364
Total                                   478,736,876      469,062,130



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

5)   Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding (478,736,876 and 469,062,130 for the first quarter of 1999 and 1998, respectively). Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. The common stock equivalents that were added to the weighted average shares outstanding for purposes of diluted EPS were 764,000 and 1,322,000 for outstanding stock options in the first quarter of 1999 and 1998, respectively. Additionally, common stock equivalents for the first quarter of 1998 included 14,402,000 shares issuable upon conversion of 5% convertible subordinated debentures due 2003. During the second quarter of 1998, the Company's convertible subordinated debentures were redeemed.

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

First Quarter of
1999                               1999
                       1999       Dollars                 %
                     Dollars     Comparable    %      Comparable
                        As          to        As          to
                     Reported     Qtr. 1-    Reported  Qtr. 1-
                                   1998                  1998
(Dollars and           (New      (Original    (New    (Original
shares in            Method)      Method)    Method)   Method)
thousands)


Net sales         $ 2,407,046  $ 2,461,014  100.00%     100.00%
Cost of goods sold  1,856,862    1,910,830   77.14      77.64
Selling and
administrative
expenses              431,301      431,301   17.92      17.53
Operating income      118,883      118,883    4.94       4.83
Interest expense       24,353       24,353    1.01       0.99
Income before
income taxes           94,530       94,530    3.93       3.84
Provision for
income taxes           35,922       35,922    1.50       1.46
Net income            $58,608      $58,608    2.43%      2.38%
Basic and diluted
earnings per share       $.12         $.12

Weighted average
number of shares      478,737      478,737
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

     For the first quarter of 1999, selling and administrative expenses were $431.3 million or 17.92% (17.53% adjusted for the original method of reporting sales tax) of sales as compared to 16.86% of sales in the corresponding period of the prior year. Excluding the one-time charge of $3.9 million (before tax) related to retirement benefits for the Company's former President and CEO (see discussion below), selling and administrative expenses would have been 17.76% of sales (17.36% adjusted for the original method of reporting sales tax). In addition to the retirement costs, the increase in selling and administrative expenses as a percentage of sales is due primarily to increases in (1) store salaries and benefits as a
                            -9-
result of a tightening of the labor pool in key Southeast markets due to the low unemployment rates in these areas, and (2) store rent due to the new store openings and expansions of existing stores since the first quarter of last year.

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

     At the end of the first quarter of 1999 the Company had

                              -10-


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



                              -11-
The Company maintains the following bank and credit lines:

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


                                   FOOD LION, INC.
                                   Registrant


DATE: August 17, 1999             BY: Laura Kendall
                                     Laura Kendall
                                     Vice President of Finance
                                     Chief Financial Officer
                                     Principal Accounting Officer