Form 10-Q/A
period 1999-06-19
FOOD LION INC
filed 1999-08-17
CIK 37912

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

                                    Page 1 of 18


                                 FOOD LION, INC.
                                   Form 10Q/A

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

                                    -2-

                                        PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                             FOOD LION, INC.

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
                          For the 12 Weeks ended June 19, 1999 and June 20, 1998
                                 (Dollars in thousands except per share data)

                                      June 19, 1999     June 20, 1998     June 19, 1999  June 20, 1998

                                                                                  %            %
Net sales                                $2,509,240       $2,353,260           100.00        100.00
Cost of goods sold                        1,933,085        1,826,657            77.04         77.62
Selling and administrative expenses         440,528          406,621            17.56         17.28
Operating income                            135,627          119,982             5.40          5.10
Interest expense                             25,384           23,154             1.01          0.99
Income before income taxes                  110,243           96,828             4.39          4.11
Provision for income taxes                   41,892           36,795             1.67          1.56

Net income                               $   68,351       $   60,033             2.72          2.55

Basic earnings per share                 $     0.14       $     0.13
Diluted earnings per share               $     0.14       $     0.13
Dividends per share                      $     0.04       $     0.04

Weighted average number
of shares outstanding:

Class A                                 245,114,162      244,777,891
Class B                                 229,261,156      232,727,364
Total                                   474,375,318      477,505,255


                                                    -3-

                                      PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                              FOOD LION, INC.

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
                          For the 24 Weeks ended June 19, 1999 and June 20, 1998
                                 (Dollars in thousands except per share data)

                                      June 19, 1999    June 20, 1998      June 19, 1999   June 20, 1998

                                                                                  %              %
Net sales                                $4,916,286       $4,658,733           100.00         100.00
Cost of goods sold                        3,789,947        3,626,772            77.09          77.85
Selling and administrative expenses         871,829          795,334            17.74          17.07
Operating income                            254,510          236,627             5.17           5.08
Interest expense                             49,737           50,768             1.01           1.09
Income before income taxes                  204,773          185,859             4.16           3.99
Provision for income taxes                   77,814           70,592             1.58           1.52

Net income                               $  126,959       $  115,267             2.58           2.47

Basic earnings per share                 $     0.27       $     0.24
Diluted earnings per share               $     0.27       $     0.24
Dividends per share                      $     0.08       $     0.07

Weighted average number
of shares outstanding:

Class A                                 246,510,337      240,556,329
Class B                                 230,045,760      232,727,364
Total                                   476,556,097      473,283,693

                                                     -4-



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

5)   Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding (474,375,318 and 477,505,255 for the second quarter of 1999 and 1998, respectively; 476,556,097 and 473,283,693 year to date for 1999 and
1998, respectively). Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. The common stock equivalents that were added to the weighted average shares outstanding for purposes of diluted EPS were 956,000 and 1,267,000 for outstanding stock options year to date for 1999 and 1998, respectively.

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

Second Quarter of
1999                               1999
                                  Dollars                 %
                        1999     Comparable    %      Comparable
                     Dollars        to        As          to
                        As        Qtr. 2-    Reported   Qtr. 2-
                     Reported      1998                  1998
(Dollars and           (New      (Original    (New    (Original
shares in            Method)      Method)    Method)   Method)
thousands)


Net sales          $ 2,509,240 $ 2,529,658   100.00%    100.00%
Cost of goods sold   1,933,085   1,953,503    77.04     77.22
Selling and
administrative        440,528      440,528    17.56     17.42
expenses
Operating income      135,627      135,627     5.40      5.36
Interest expense       25,384       25,384     1.01      1.00
Income before         110,243      110,243     4.39      4.36
income taxes
Provision for          41,892       41,892     1.67      1.66
income taxes
Net income            $68,351      $68,351     2.72%    2.70%
Basic and diluted
earnings per share     $0.14        $0.14
Weighted average
number of shares      474,375      474,375
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

     For the second quarter of 1999, selling and administrative expenses were $440.5 million or 17.56% of sales (17.42% adjusted for the original method of reporting sales tax) as compared to $406.6 million or 17.28% of sales in the corresponding period of the prior year. Excluding the one-time charge of $3.3 million (pre tax) related to the executive post-employment benefits (see discussion below), selling and administrative expenses would have been 17.43% of sales for the second quarter (17.30% adjusted for the original method of reporting sales tax). The Company posted an improvement in selling and administrative expenses on a comparable basis despite continued increases in labor related costs due to the low unemployment rate in the Southeast market, and an increase in occupancy costs resulting from the Company's new store opening and renovation program. This improvement was accomplished through strong sales posted during the quarter and good cost control across all remaining expense categories.

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

     Capital expenditures totaled $186 million for the 24 weeks ended June 19, 1999, compared with $142 million for the same period in 1998. The Company opened 53 new stores, closed 13 stores (including 12 relocations), and completed the renovation of 52 existing stores through the end of the second quarter of 1999. Food Lion plans to open a total of 94 new stores in 1999 and renovate approximately 140 stores. The Company anticipates that the majority of the new stores will be opened under conventional leasing arrangements.

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



     During the second quarter of 1999, the Company repurchased $69.5 million of Company stock, representing approximately 4.4 million Class A shares and approximately 2.8 million Class B shares. In July 1999, the Board of Directors approved $100 million as the amount available for share repurchase going forward. Purchases of Class A and/or Class B Common Stock may be made in the open market, as deemed in the best interest of shareholders.

Year 2000

     In 1996, the Company began evaluating both its information
                                 -13-
technology systems, and other systems and equipment in order to identify and adjust date sensitive systems for Year 2000 compliance. As part of this undertaking, the Company created a Year 2000 Project Team to address the issues related to Year 2000 compliance. The Year 2000 Team is led by representatives from the Company's Information Technology department and includes key representatives from other areas of the Company. The Year 2000 Team has developed a three-phase plan to identify and remediate all existing systems to ensure the Company's readiness for the century change. These phases consist of assessment, system remediation and integration testing.

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

     The Company estimates the total incremental cost of the Year 2000 Project is approximately $17 million which includes equipment and software replacements, reprogramming, systems testing, and outside consulting services. Approximately $4.0 million of the total cost for the Year 2000 Project is related to reprogramming or remediation of existing software and new systems, while the remaining cost of approximately $13.0 million
                              -14-
is related to the implementation of certain replacement systems. At the end of the second quarter of fiscal 1999, the Company had incurred approximately $11 million of the total cost of the Year 2000 project of which $3.1 million had been expensed as incurred and $7.9 million had been capitalized for replacement systems.

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

     The Company has identified its operational and supply chain activities as its most critical functions potentially impacted by Year 2000 issues. The Company will conduct testing within a parallel operating environment created to simulate business
                              -15-
processes and integrated systems functionality, including front-end operations and supply chain activities. Validation of integrated systems functionality will be performed by comparing test results to actual processes and data.

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

Other
     Information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than

                              -16-
statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company, including filings with the Securities and Exchange Commission of Forms 10-Q, 10-K and 8-K.

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





                                -17-



                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   FOOD LION, INC.
                                   Registrant


DATE: August 17, 1999              BY:\s\ Laura Kendall
                                     Laura Kendall
                                     Vice President of Finance
                                     Chief Financial Officer
                                     Principal Accounting Officer





                                 -18-