Form 10-Q
period 1999-09-11
DELHAIZE AMERICA INC
filed 1999-10-26
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 11, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ........to...........

                          Commission File number 0-6080

         DELHAIZE AMERICA, INC.(formerly Food Lion, Inc.)
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
                                              Yes  X      No

Outstanding shares of common stock of the Registrant as of October 21, 1999.

       Class A Common Stock   79,929,952
       Class B Common Stock   75,290,542
                             155,220,494

                                    Page 1 of 24


                              DELHAIZE AMERICA, INC.
                               INDEX TO FORM 10-Q
                               September 11, 1999


Part I. FINANCIAL INFORMATION
                                                                Page

     Item 1. Financial Statements

             Consolidated Statements of Income for the 12 and
             36 weeks ended September 11, 1999 and September
             12, 1998                                           3-4

             Consolidated Balance Sheets as of September 11,
             1999, January 2, 1999 and September 12, 1998        5

             Consolidated Statements of Cash Flows for
             36 weeks ended September 11, 1999 and September
             12, 1998                                            6

             Notes to Consolidated Financial Statements         7-9

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations    10-18


Part II.   OTHER INFORMATION

     Item 1. Legal Proceedings                                  18

     Item 2. Changes in Securities                              19

     Item 3. Defaults Upon Senior Securities                    19

     Item 4. Submission of Matters to a Vote of Security
             Holders                                            19

     Item 5. Other Information                                  19

     Item 6. Exhibits and Reports on Form 8-K                   20

     Signatures                                                 21

     Exhibit Index                                              22


                                 -2-

                                 PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                          DELHAIZE AMERICA, INC.

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
                      For the 12 Weeks ended September 11, 1999 and September 12, 1998
                                 (Dollars in thousands except per share data)


                                     Sept. 11, 1999    Sept. 12, 1998   Sept. 11, 1999  Sept. 12, 1998

                                                                                  %            %
Net sales                                $2,583,945       $2,378,922           100.00        100.00
Cost of goods sold                        1,994,185        1,843,988            77.18         77.51
Selling and administrative expenses         447,404          411,820            17.31         17.32
Operating income                            142,356          123,114             5.51          5.17
Interest expense                             24,582           17,420             0.95          0.73
Income before income taxes                  117,774          105,694             4.56          4.44
Provision for income taxes                   44,755           32,925             1.73          1.38

Net income                               $   73,019       $   72,769             2.83          3.06

Basic earnings per share                 $     0.47       $     0.45
Diluted earnings per share               $     0.47       $     0.45
Dividends per share                      $     0.12       $     0.11

Weighted average number
of shares outstanding:

Class A                                  80,533,813       83,579,425
Class B                                  75,608,705       77,575,788
Total                                   156,142,518      161,155,213

Number of shares outstanding are restated to reflect a one-for-three reverse stock split on September 9, 1999.

                                                    -3-

                                      PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                         DELHAIZE AMERICA, INC.

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
                          For the 36 Weeks ended September 11, 1999 and September 12, 1998
                                 (Dollars in thousands except per share data)

                                    Sept. 11, 1999    Sept. 12, 1998     Sept. 11, 1999  Sept. 12, 1998

                                                                                  %              %
Net sales                                $7,500,231       $7,037,655           100.00         100.00
Cost of goods sold                        5,784,132        5,470,760            77.12          77.74
Selling and administrative expenses       1,319,233        1,207,154            17.59          17.15
Operating income                            396,866          359,741             5.29           5.11
Interest expense                             74,319           68,188             0.99           0.97
Income before income taxes                  322,547          291,553             4.30           4.14
Provision for income taxes                  122,569          103,517             1.63           1.47

Net income                               $  199,978       $  188,036             2.67           2.67

Basic earnings per share                 $     1.27       $     1.18
Diluted earnings per share               $     1.26       $     1.18
Dividends per share                      $     0.38       $     0.34

Weighted average number
of shares outstanding:

Class A                                  81,624,679       81,316,772
Class B                                  76,324,182       77,575,788
Total                                   157,948,861      158,892,560



Number of shares outstanding are restated to reflect a one-for-three reverse stock split on September 9, 1999.

                                                  DELHAIZE AMERICA, INC.
                                               CONSOLIDATED BALANCE SHEETS
                                                  (Dollars in thousands)
                                                       (Unaudited)

                                                      September 11, 1999    January 2, 1999      September 12, 1998
Assets
Current assets:
 Cash and cash equivalents                             $  150,099            $  123,592        $   197,857
 Receivables                                              195,997               199,101            146,041
 Inventories                                            1,109,487             1,103,635          1,005,866
 Prepaid expenses                                          20,250                20,552             25,703
 Deferred tax asset                                        65,397                65,397             73,604
   Total current assets                                 1,541,230             1,512,277          1,449,071

Property, at cost, less accumulated
 depreciation                                           1,999,173             1,897,080          1,855,498
Deferred tax asset                                          4,707                 4,707             37,645
Intangible assets                                         265,002               258,402            264,833
Other assets                                                3,272                 3,495              3,995
       Total assets                                    $3,813,384            $3,675,961         $3,611,042

Liabilities and Shareholders' Equity
Current Liabilities:
 Short-term borrowings                                 $      -              $   61,000         $      -
 Accounts payable, trade                                  723,345               545,015            547,274
 Accrued expenses                                         383,203               360,105            352,714
 Capital lease obligations - current                       22,868                21,940             20,549
 Long term debt - current                                  21,230                42,518             37,638
 Other liabilities - current                               11,813                 9,839             10,042
 Income taxes payable                                      34,614                   -               13,812
    Total current liabilities                           1,197,073             1,040,417            982,029

Long-term debt                                            427,063               429,763            435,168
Capital lease obligations                                 485,138               492,660            493,042
Other liabilities                                         105,638               114,199            118,613
   Total liabilities                                    2,214,912             2,077,039          2,028,852

Shareholders' Equity:
Class A non-voting common stock, $.50 par value            39,975               123,946            125,454
Class B voting common stock, $.50 par value                37,654               115,415            116,364
Additional capital                                        155,262                60,332            107,680
Retained earnings                                       1,365,581             1,299,229          1,232,692
     Total shareholders' equity                         1,598,472             1,598,922          1,582,190
       Total liabilities and shareholders' equity      $3,813,384            $3,675,961         $3,611,042

                           DELHAIZE AMERICA, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

           For the 36 Weeks ended September 11, 1999 and September 12, 1998
                           (Dollars in thousands)

                                                            36 Weeks

                                            Sept. 11, 1999    Sept. 12, 1998
Cash flows from operating activities
 Net income                                        $199,978         $188,036

 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                   177,654          162,207
    Gain on disposals of property and
    capital lease terminations                       (4,412)          (1,746)
    Deferred income taxes                               -              3,854
    Changes in operating assets and liabilities:
     Receivables                                      3,104           20,749
     Inventories                                     (5,852)         (23,122)
     Prepaid expenses                                   302           (3,189)
     Other assets                                       223            1,725
     Accounts payable and accrued expenses          201,428           50,908
     Income taxes payable                            34,614           13,812
     Other liabilities                               (6,587)          (5,981)
              Total adjustments                     400,474          219,217

      Net cash provided by operating activities     600,452          407,253

Cash flows from investing activities
  Capital expenditures                             (276,237)        (219,449)
  Proceeds from disposal of property                  4,465           74,702
      Net cash used in investing activities        (271,772)        (144,747)

Cash flows from financing activities
 Net payments under short-term borrowings           (61,000)         (80,000)
 Principal payments on long-term debt               (23,988)          (5,629)
 Principal payments under capital lease obligations (16,757)         (22,884)
 Dividends paid                                     (59,551)         (53,259)
 Repurchase of common stock                        (142,667)             -
 Proceeds from issuance of common stock               1,790            3,783
      Net cash used in financing activities        (302,173)        (157,989)

Net increase in cash and cash
 equivalents                                         26,507          104,517

Cash and cash equivalents at beginning
of period                                           123,592           93,340

Cash and cash equivalents at end of period         $150,099         $197,857

    Notes to Consolidated Financial Statements (Dollars in thousands)

    1)   Basis of Presentation:

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Annual Report on Form 10-K of Delhaize America, Inc. formerly known as Food Lion, Inc. (the "Company"). Accordingly, the reader of this Form 10-Q should refer to the Company's Form 10-K for the year ended January 2, 1999 for further information.

On September 7,1999, the shareholders of the Company approved various corporate realignment initiatives which included forming a holding company called Delhaize America, Inc. Delhaize America, Inc. will serve as the consolidating entity for all of the Company's supermarket chains, currently including stores carrying both the Food Lion and Kash n' Karry banners. The new corporate structure will promote greater flexibility in the daily operations of the different chains, and will better support future growth opportunities.

In addition, the Company listed on the New York Stock Exchange beginning on September 9, 1999, after authorizing a one-for-three reverse stock split of all outstanding shares of common stock at the close of business 12:01 a.m. on September 9, 1999. As a result, the Company's two classes of stock are traded on the New York Stock Exchange under the symbols "DZA" and "DZB".

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the financial information includes all adjustments consisting of normal recurring adjustments necessary for a fair presentation of interim results.


2)   Supplemental Disclosure of Cash Flow Information:

     Selected cash payments and non-cash activities during the period were as follows:

                                         Sept. 11, 1999   Sept. 12,1998

     Cash payments for income taxes          $ 87,934         $96,941

     Cash payments for interest,
      net of amounts capitalized               68,315          69,883

     Non-cash investing and financing activities:

     Capitalized lease obligations
      incurred for store properties            31,313          47,006

     Capitalized lease obligations
      terminated for store properties          21,150          20,886

     Conversion of long-term debt
      to stock                                      0         110,445


     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

3)   Inventories

     Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first-out(LIFO) method comprised approximately 82% and 85% of inventories as of September 11, 1999 and September 12, 1998, respectively. Meat, produce and deli inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method were used entirely, inventories would have been $142.4 million and $121.1 million greater as of September 11, 1999 and September 12, 1998, respectively. Application of the LIFO method resulted in increases in the cost of goods sold of $3.3 million and $6.7 million for the 36 weeks ended September 11, 1999 and September 12, 1998, respectively.


4)     Reclassification

     Certain financial statement items have been reclassified to conform to the current year's format.

5)   Earnings Per Share

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding (156,142,518 and 161,155,213 for the third quarter of 1999 and 1998, respectively; 157,948,861 and 158,892,560 year to date for 1999 and
     1998, respectively). Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. The common stock equivalents that were added to the weighted average shares outstanding for purposes of diluted EPS were 282,000 and 390,000 for outstanding stock options year to date for 1999 and 1998, respectively.

6)   Reverse stock split

     On September 9, 1999 the Company completed a one-for-three reverse stock split which resulted in reducing the number of Class A Common Stock shares outstanding from 239,853,334 shares to 79,951,083 shares, and reducing the number of Class B Common Stock shares outstanding from 225,922,064 shares to 75,307,355 shares.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

RESULTS OF OPERATIONS   (12 and 36 weeks ended September 11, 1999 compared to 12
and 36 weeks ended September 12, 1998)

     The Company recorded net income for the third quarter and year to date for 1999 of $73.0 million and $200.0 million, respectively, resulting in increases of 0.3% and 6.4% over the corresponding periods of 1998. The third quarter of 1998 included a tax refund of $12 million (see discussion below). Excluding this refund, comparable net income increased 20.1% and 13.6% for third quarter and year to date, respectively.

     Net sales increased 8.6% and 6.6% for the third quarter and year to date, respectively. Same store sales increased 2.5% for the third quarter and 2.3% year to date. Year to date total sales for 1999 are not comparable to 1998 due to a change in the method of collecting sales tax on products discounted through the MVP customer ("MVP") and Preferred Customer Club ("PCC") loyalty card programs (see discussion below). On a comparable basis, 1999 year to date sales restated to exclude the impact of the MVP sales tax change in the first and second quarters increased 7.6% over 1998 year to date.

     Beginning in May 1998, after receiving permission from all applicable state departments of revenue, the Company began collecting sales tax on the net sales price, after considering the MVP/PCC discount granted, rather than the full retail price of the MVP/PCC items. The related impact to the first and second quarters of 1999 was to reduce reported sales by approximately $70.4 million. This change does not impact the same store sales calculation or the Company's net income, as gross profit and expense dollars are the same under either method. The only difference is that under the new method the discount granted is reflected in sales rather than cost of goods sold under the original method.

     The Company's updated 1999 business plan includes opening 100 new stores, closing 29 existing stores (approximately 20 of these closings will be relocations) and renovating approximately 140 existing stores. With this growth plan, the Company anticipates a net increase in store square footage of approximately 10.0% in 1999. As of September 11, 1999, the Company had opened 77 new stores, closed 21 stores (of which 16 were relocations), and completed renovations at 95 existing stores. The Company recently announced its growth plan for 2000 which includes 85 new store openings, 18 store closings (of which all are relocations) and the renovation of approximately 150 existing stores.
                               -10-


     Gross profits of 22.82% for the third quarter and 22.88% year to date (or 22.67% year to date adjusted to the original method of reporting sales tax) compared favorably against prior year gross profits of 22.49% of sales in the third quarter and 22.26% of sales year to date. The increase in gross profit is due to continued category management initiatives designed to maximize product selection and merchandising through increased variety (new items) and promotional activity through the Company's customer loyalty card programs. The third quarter LIFO charge was $1.0 million. The Company's internal testing for the third quarter indicated minimal inflation. The current LIFO provision ($3.3 million year to date) is adequate to cover the current level of inflation. During the fourth quarter, the Company anticipates an inflationary trend in cigarette prices resulting from an expected federal tax increase.

     For the third quarter of 1999, selling and administrative expenses (including $60.5 million in depreciation and amortization) were $447.4 million or 17.31% of sales as compared to $411.8 million (including $55.8 million in depreciation and amortization) or 17.32% of sales in the corresponding period of the prior year. Selling and administrative expense comparisons were positively influenced by strong sales posted during the quarter which facilitated improved leverage of fixed operating costs. The Company demonstrated good cost control in most expense categories despite the continued increase in store wages and benefits due to the tight labor market in most operating areas.

     Interest expense of $24.6 million for the third quarter of 1999 and $74.3 million year to date increased $7.2 million and $6.1 million, respectively, compared to the same periods in 1998. During the third quarter of 1998, the Company reached an agreement with the U.S. Internal Revenue Service regarding its examination of tax years 1991-1994. As a result of this agreement, the Company received a refund during the third quarter of 1998 related to tax paid in previous years. The refund includes $7.2 million in tax (recorded during the third quarter as a reduction to the Provision for Income Taxes) and related interest income totaling $7.6 million (recorded during the third quarter as a reduction to Interest Expense).

     Net income for the quarter was $73.0 million or 2.83% of net sales as compared to $72.8 million or 3.06% of net sales in the third quarter of the prior year. Basic and diluted earnings per share were $0.47 for the third quarter of 1999 compared to $0.45 last year. Excluding the impact of the tax refund recorded in the third quarter of 1998, net income for the third quarter of 1998 would have been $60.8 million or 2.56% of net sales, and basic and diluted earnings per share would have been $0.38.

Store Closing Costs
(Dollars  in millions)

                               Reduction
                               of Asset     Lease     Accrued
                                Values   Liabilities  Expenses  Total
Balance at June 19, 1999           $16.0       $110.7      $.1  $126.8
Additions                             .3          1.1       .8     2.2
Reductions                          -1.5         -4.1     -1.1    -6.7
Reclassification                    -3.0          0.0      3.0     0.0
Balance at September 11, 1999      $11.8       $107.7     $2.8  $122.3



     The Company recorded $2.0 million in store closing costs (included in Selling and Administrative Expenses on the Company's Consolidated Statement of Income) during the third quarter of 1999. These costs are included in the "Additions" line in the table above.

     Reductions include fees totaling $1.8 million related to the termination of
two store leases.   The remaining $4.9 million relates primarily to on-going
rent payments made on lease obligations and payment of expenses arising from contractual obligations.

     During the third quarter of 1999, the Company closed 8 stores in the normal course of business. Four of these stores were closings related to store relocations. The revenues and operating results of these stores were not significant to the Company's total revenues and operating results.

     During the third quarter of 1999, the Company completed disposition efforts related to 6 closed stores.

     At the end of the third quarter of 1999 the Company had $122.3 million in store closing costs related to 160 stores (157 leased and 3 owned) and one distribution center. Disposition efforts on the properties related to these facilities (leases, equipment, and buildings) will continue until all related properties are disposed.

Liquidity and Capital Resources

     Cash provided by operating activities totaled $600.5 million for the 36 weeks ended September 11, 1999, compared with $407.3 million for the same period last year. The increase was primarily due to an increase in operating income and trade payables. The Company completed an accounts payable system conversion during the third quarter. The Company worked with its vendors to obtain extended payment terms during the system transition which resulted in increased trade payables.

     Capital expenditures totaled $276.2 million for the 36 weeks ended September 11, 1999, compared with $219.4 million for the same period in 1998. The Company opened 77 new stores, closed 21 stores (including 16 relocations), and completed the renovation of 95 existing stores through the end of the third quarter of 1999. The Company plans to open a total of 100 new stores in 1999 and renovate approximately 140 stores. The Company anticipates that the majority of the new stores will be opened under conventional leasing arrangements.

     Capital expenditures currently estimated for 1999 are $390 million. Capital expenditures for 1999 will be financed through funds generated from operations and existing bank credit facilities. The Company expects capital expenditures for 2000 of approximately $460 million.

The Company maintains the following bank and credit lines:

    $250.0 million commercial paper program under which no borrowings were outstanding during the 36 weeks ended September 11, 1999 and September 12, 1998.

    A revolving credit facility with a syndicate of commercial banks providing $625.0 million in committed lines of credit which expires in December 1999. There were no outstanding borrowings as of the end of the third quarter of 1999 or 1998.

    Additional short-term committed lines of credit totaling $20.0 million which are available when needed. The Company is not required to maintain compensating balances related to these lines of credit, and borrowings may occur periodically. There were no outstanding borrowings as of September 11, 1999 or September 12, 1998. During the third quarter of 1999, the Company had average borrowings of $11.1 million at a daily weighted average interest rate of 5.15% with a maximum amount outstanding of $20.0 million.

    Periodic short-term borrowings may be placed under informal credit arrangements, which are available to the Company at the discretion of the lender. Borrowings for the third quarter were as follows:

                          Informal Credit Arrangements
                              (Dollars in millions)


                                          1999    1998
Outstanding borrowings
at the end of the third quarter           $0.0    $0.0
Average borrowings                       $19.8    $2.4
Maximum amount outstanding               $90.0   $30.0
Daily weighted average interest rate     5.37%   5.76%



     As of September 11, 1999, the Company had repurchased $142.7 million of common stock, representing approximately 8.3 million Class A shares and approximately 4.9 million Class B shares. In July 1999, the Board of Directors approved $100 million as the amount available for share repurchases going forward of which $57.3 million is unused. During the third quarter, the Company suspended the share repurchase program as a result of the announced plan to acquire Hannaford Bros. Company.

     On August 18, 1999, the Company announced its agreement to acquire all of the outstanding shares of Hannaford Bros. Co. in a cash and stock transaction valued at approximately $3.6 billion, including the assumption of debt. Upon completion of the transaction, Hannaford will operate as a subsidiary of Delhaize America, Inc. The Company expects to finalize the acquisition in early 2000, pending regulatory approvals and a vote of Hannaford shareholders.

     Delhaize America estimates that the total amount of cash required to complete the merger with Hannaford will be approximately $2.7 billion. It is anticipated that the cash consideration required to complete the merger will be funded through the entering into of (i) a 364 day capital markets bridge facility for up to $2.5 billion; (ii) a $500 million 364-day syndicated revolving credit facility; and (iii) a $500 million five-year syndicated revolving credit facility. J.P. Morgan Securities Inc. is expected to be the lead arranger and book runner and Morgan Guaranty Trust Company of New York is expected to be the administrative agent in connection with both facilities. J.P. Morgan has previously delivered a fully-underwritten Commitment Letter to Delhaize America with respect to the financing.


Year 2000

     In 1996, the Company began evaluating both its information technology systems and non-information technology systems, and other systems and equipment, in order to identify and adjust date sensitive systems for Year 2000 compliance. As part of this undertaking, the Company created a Year 2000 Project Team to address the issues related to Year 2000 compliance. The Year 2000 Team is led by representatives from the Company's Information Technology department and includes key representatives from other areas of the Company. The Year 2000 Team developed a three-phase plan to identify and remediate all existing systems to ensure the Company's readiness for the century change. These phases consist of assessment, system remediation and integration testing.

     Project Phase One primarily focused on assessing the business impact of the century change on the Company's operating environment. This assessment included information technology systems, non-information technology systems and supply chain readiness. The assessment was conducted based on an analysis of the Company's individual business processes and the potential material risks associated with the Company's operations. Project Phase Two primarily focused on code and system conversion (remediation) of date impacted applications and systems. Remediation or replacement was conducted for all information technology and embedded systems impacted by Year 2000 issues. Project Phase Three involves the execution of various testing protocols, analysis of test results and the development of contingency plans for each of the impacted systems.

     The Company has completed Project Phase One and Project Phase Two for all critical systems. As a result, the Company believes that all critical systems and applications are now Year 2000 compliant. The Company will continue its efforts in Project Phase Three, which includes testing and validation of impacted systems, as well as development of contingency plans, throughout 1999.

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

At the end of the third quarter of fiscal 1999, the Company had incurred approximately $14.5 million of the total cost of the Year 2000 Project of which $3.3 million had been expensed as incurred and $11.2 million had been capitalized for replacement systems.

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

     The Company cannot assure that there will not be an adverse impact on the Company if third parties do not appropriately address their Year 2000 issues in a timely manner. Such other

                              -16-
possible consequences include, but are not limited to, loss of communications with stores, loss of electric power, and an inability to process customer transactions or otherwise engage in similar normal business activities. As discussed below, the Company has developed contingency plans with its critical suppliers in order to arrange for the timely delivery of inventory. The Company will continue to communicate with, assess and monitor the progress of these third parties in resolving Year 2000 issues.

     Although the Company does not believe the actual impact of any system failures related to the century change will be material, the Company has developed various contingency plans with its critical suppliers and certain other vendors in order to assure the timely delivery of inventory and prepare for normal business activities following the century change.
In the event the Company or a key supplier is adversely impacted by the century change, the Company will implement its contingency plan for such situation. These plans include alternate means of communication with suppliers, such as facsimile, telephone and hand delivery, manual operation of certain systems, as well as the implementation of certain established ordering procedures. Under the terms of these established ordering procedures, the Company's critical suppliers will provide inventory to the Company based on historical ordering patterns. These suppliers will also substitute products and adjust inventory levels of substitute items based on the availability of certain products. In addition, the Company will adjust inventory levels prior to the end of the year in order to meet unusual customer demands related to the century change. The Company will continue to develop and finalize the implementation of its contingency plans with third parties throughout 1999.

     These projections are based on management's best estimates and may be updated from time to time as additional information becomes available. This section discussing Year 2000 issues contains forward-looking statements (refer to "Other" below which addresses forward-looking statements made by the Company).

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



Part II   OTHER INFORMATION

Item 1.   Legal Proceedings

Except as set forth below, The Company has had no other significant developments related to legal matters since the Item 1 disclosure included in the Company's Form 10Q filed July 30, 1999 for the quarter ended June 19, 1999.

Longman et al. v. Food Lion,Inc. and Tom E.Smith,4:92 CV 696
(M.D.N.C.)(complaint filed November 12, 1992, and amended January 23,
1993)("Longman");and

Feinman et al. v. Food Lion, Inc. and Tom E. Smith,4:92 CV
705(M.D.N.C.)(complaint filed November 13, 1992)("Feinman").

The Longman and Feinman actions asserted claims against the Company and Tom E.Smith under Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 for securities fraud and claims of common law fraud and negligent misrepresentation. The actions had been consolidated for discovery and trial purposes. On June 18, 1998, the court granted Food Lion's and Mr. Smith's motions for summary judgment, and dismissed these actions in their entirety as to both Food Lion and Mr.Smith. The plaintiffs appealed to the United States Court of Appeals for the Fourth Circuit. On October 7, 1999 the Fourth Circuit affirmed the decision of the District Court.

Item 2.   Change in Securities

This item is not applicable.

Item 3.   Defaults Upon Senior Securities

This item is not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

(a). The Company held a special shareholders' meeting on September 7, 1999.

(b). Not applicable.

(c). Matters voted upon at the meeting.


The reverse stock split     For       Against     Abstain    Non-vote
proposal
Class A                 150,065,243  15,989,261    609,212
Class B                 157,127,972  13,385,162  1,478,748      270

The preferred stock
proposal
Class A                 132,185,078  23,260,072  11,218,566
Class B                 144,311,788  25,738,507   1,941,856      1

The holding company
proposal
Class B                 165,566,538  4,694,539   1,730,805      270

The name change
proposal
Class B                 164,832,674  5,368,177   1,791,031      270

The purpose clause
proposal
Class B                 161,661,950  6,993,781   3,336,420       1

The director range
proposal
Class B                 163,651,232  6,719,492   1,621,427       1


Item 5.   Other Information

          This item is not applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a).      Exhibits

          27   Financial Data Schedule

(b).      The Company filed a report on Form 8-K pursuant to Item 5 and
          Item 7 on August 19, 1999 in connection with the proposed acquisition of Hannaford Bros. Company.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   DELHAIZE AMERICA, INC.
                                   Registrant


DATE: 10/26/99                    BY:Laura Kendall
                                     Laura Kendall
                                     Vice President of Finance
                                     Chief Financial Officer
                                     Principal Accounting Officer

Exhibit Index


Exhibit   Description                                         Page
No.

27        Financial Data Schedule                              23