Form 10-K
period 2000-01-01
DELHAIZE AMERICA INC
filed 2000-03-30
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2000. Commission File No. 0-6080

                             DELHAIZE AMERICA, INC.
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

                                                        Name of each exchange
            Title of each class                         on which registered
Class A Common Stock, par value $.50 per share          New York Stock Exchange
Class B Common Stock, par value $.50 per share          New York Stock Exchange


      Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant based on the price of such stock at the close of business on March 24, 2000, was $579,046,755 and $766,122,471, respectively. For purposes of this report and as used herein, the term "non-affiliate" includes all shareholders of the Registrant other than directors, executive officers and other senior management of the Registrant and persons holding more than five percent of the outstanding voting stock of the Registrant.


     Outstanding shares of common stock of the Registrant as of March 24, 2000.
                  Class A Common Stock - 79,931,607
                  Class B Common Stock - 75,290,542

     Exhibit index is located on sequential page 15 hereof.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K:

1. Annual Report to Shareholders for the fiscal year ended January 1, 2000, is incorporated by reference in Part II hereof.


2. Proxy Statement for the 2000 Annual Meeting of Shareholders of the Company to be held on May 4, 2000, is incorporated by reference in
    Part III hereof.



                                PART I
Item 1.  Business.

     Delhaize America, Inc. (the "Company") engages in one line of business, the operation of retail food supermarkets in the Southeastern and Mid-Atlantic regions of the United States. The Company was incorporated in North Carolina in 1957 and maintains its corporate headquarters in Salisbury, North Carolina.

     On August 17, 1999, the Company entered into a definitive merger agreement to acquire all of the outstanding shares of Hannaford Bros. Co. in a cash and stock transaction valued at approximately $3.6 billion, including the assumption of debt. Upon completion of the transaction , Hannford will operate as a subsidiary of Delhaize America, Inc. The Company expects to finalize the acquisition of Hannaford Bros. Co. in fiscal 2000.

      The Company's stores, which are operated under the names of "Food Lion," "Kash n' Karry" and "Save `n Pack," sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food, deli/bakery and non-food items such as health and beauty care, prescriptions, and other household and personal products. The Company offers nationally and regionally advertised brand name merchandise as well as products manufactured and packaged for the Company under the private labels of "Food Lion" and "Kash n' Karry." The Company offers between 25,000 and 35,000 Stock Keeping Units (SKU's) in its Food Lion locations and between 35,000 and 40,000 SKU's in its Kash n' Karry locations. The Company's current Food Lion store prototype is a 38,000 square foot model. The current Kash n' Karry store prototype is a 46,000 square foot model.

     The products sold by the Company are purchased through a centralized buying department at the Company's headquarters. The centralization of the buying function allows the management of the Company to establish long-term relationships with many vendors providing various alternatives for sources of product supply.

     The business in which the Company is engaged is highly competitive and characterized by low profit margins. The Company competes with national, regional and local supermarket chains, super-centers, discount food stores, single unit stores, convenience stores, warehouse clubs and drug stores. The Company will continue to develop and evaluate new retailing strategies that will respond to its customers' needs. Seasonal changes have no material effect on the operation of the Company's supermarkets.





As of January 1, 2000, 1,276 supermarkets were in operation as follows:


Delaware             14   North Carolina      429
Florida             182   Pennsylvania          7
Georgia              58   South Carolina      118
Kentucky             13   Tennessee            88
Maryland             59   Virginia            291
West Virginia        17


  As of March 24, 2000, the Company had opened ten supermarkets since January 1, 2000, and relocated one supermarket and signed leases for five supermarkets which are expected to open in either 2000 or 2001.

     Warehousing and distribution facilities, including its transportation fleet, are owned and operated by the Company and are located in Green Cove Springs and Plant City, Florida; Salisbury and Dunn, North Carolina; Greencastle, Pennsylvania; Elloree, South Carolina; Clinton, Tennessee; and Disputanta, Virginia.

     As of January 1, 2000, the Company employed 35,021 full-time and 58,647 part-time employees.

     The following table shows the number of stores opened, closed and relocated, and the number of stores open at the end of each year, for the past three fiscal years.


            # Stores       # Stores         #Stores         # Stores Opened
              Opened         Closed         Relocated             Year-end
1999           100            (10)            (21)                    1,276
1998            79            (12)            (17)                    1,207
1997           164 (a)        (94) (b)        (25)                    1,157



(a) Includes 100 stores acquired from Kash n' Karry
(b) Includes 61 Southwest store closings

Item 2.  Properties.

     Supermarkets operated by the Company in the Southeastern and Mid-Atlantic states average 33,715 square feet in size. The Company's current Food Lion store prototype retail format is a 38,000 square foot model with a deli/bakery department. The current Kash n' Karry store prototype is a 46,000 square foot model. All of the Company's supermarkets are self-service stores which have off-street parking facilities. With the exception of operating 72 owned supermarkets, the Company occupies its various supermarket premises under lease agreements providing for initial terms of up to 30 years, with renewal options generally ranging from five to twenty years.

     At the end of 1999 the Company had $18.6 million (net book value) in property held for sale.

     The following table identifies the location and square footage of distribution centers and office space operated by the Company as of January 1, 2000.

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
                                                               9,009,628



Item 3.   Legal Proceedings.

   The Company has had no significant developments related to legal matters since the Item 1 disclosure included in the Company's Form 10-Q filed October 26, 1999 for the quarter ended September 11, 1999.



Item 4.  Submission of Matters to a Vote of Security Holders.

   This item is not applicable.


                               PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

     The information pertaining to the Class A and Class B Common Stock price range, dividends and record holders discussed beneath the headings "Market Price of Common Stock" and "Dividends Declared Per Share of Common Stock" in the Annual Report to Shareholders for the fiscal year ended January 1, 2000, is hereby incorporated by reference.


Item 6.  Selected Financial Data.

     The information set forth beneath the heading "Ten Year Summary of Operations" in the Annual Report to Shareholders for the fiscal year ended January 1, 2000, is hereby incorporated by reference.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The information set forth beneath the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the fiscal year ended January 1, 2000, which information is set forth in Exhibit 13 to this Form 10-K and is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    The information set forth beneath the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the fiscal year ended January 1, 2000, which information is set forth in Exhibit 13 to this Form 10-K and is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.

     The information required by this item is included in the Company's Annual Report under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Notes to Consolidated Financial Statements," "Report of Independent Accountants" and "Results by Quarter" which information is set forth in Exhibit 13 to this Form 10-K and is hereby incorporated by reference.


Item 9.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure.

     This item is not applicable.



                               PART III


Item 10.  Directors and Executive Officers of the Registrant.

     The information pertaining to nominees for election as directors set forth beneath the heading "Election of Directors"and "Section 16(A) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 2000
Annual Meeting of Shareholders to be held May 4, 2000 is incorporated by reference.

Executive Officers of the Registrant

     The names and ages of the current executive officers of the Company and their positions as of March 30, 2000, are set forth below. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

     Bill McCanless, age 42, was named President and Chief Executive Officer of the Company on April 7, 1999, and at the same time, was elected to the Company's Board of Directors. On January 1, 2000, Mr. McCanless was appointed to the Executive Committee of Delhaize, the Company's parent, based in
Brussels, Belgium.   Mr. McCanless joined the Company in 1989 and served
from 1995 to 1999 as its Senior Vice President of Administration, Chief Administrative Officer, and Secretary responsible for administration of the Company's finance, strategic planning, real estate, information technology, human resources, diversity and legal departments.

   David G. Biery, age 43, was appointed Vice President of Marketing-Food Lion Division in 1999. Mr. Biery has served the Company since 1994 as Director of Marketing, coordinating local marketing initiatives and working with store operations.

   Robert J. Brunory, age 45, is the Senior Vice President of Sales and Marketing-Food Lion Division, overseeing category management, marketing, and procurement. He previously served the Company as its Vice President of Category Management, a position he held since 1994.

   Michael D. Byars, age 41, has served as Chief Operating Officer of
Kash n' Karry since September, 1997. Previously, Mr. Byars served as Director of Merchandising of Food Lion's Central Division for the Company's meat operations from 1995 to 1997.

   Robert E. Crosslin, age 45, was named Vice President of
Distribution-Food Lion Division in 1998 and is responsible for all operational functions of distribution. His responsibilities include warehousing, transportation and in-bound logistics. Mr. Crosslin joined the Company in 1996 as director of distribution and regional transportation manager. Prior to joining the Company, Mr. Crosslin served as Director of Fleet Services of Ralphs from 1983 to 1986.

    W. Bruce Dawson, age 47, assumed the position of President of Kash n' Karry in January, 2000. Mr. Dawson joined the Company in 1981 as an area perishable supervisor and has held numerous positions of increasing responsibility with the Company. He was named Vice President of Food Lion's Southern Division in 1995 and later that year to Vice President of Food Lion's Northern Division.

    James E. Egan, Jr., age 35, assumed the position of Vice President of Operations for Food Lion's Atlantic Division in January 2000. Mr. Egan previously served as Director of Store Operations in Food
Lion's Northern Division from October 1998 to January 2000.
Mr. Egan joined the Company in 1986.

    Keith M. Gehl, age 41, serves the Company as Vice President of Real Estate and Store Development-Food Lion Division, a position he has held since 1997. Mr. Gehl joined the Company as Director of Internal Audit in 1989. He became Director of Store Operations for Food Lion's Northern Division in 1996, before assuming his current position.

    Dwayne R. Gilley, age 51, serves as Vice President of Operations for Food Lion's Northern Division, a position he assumed in January 2000. In this position, Mr. Gilley oversees Food Lion stores in Virginia,
West Virginia, Tennessee and North Carolina. Previously, Mr. Gilley served as Director of Store Operations from December 1996 to January 2000.

     Joseph C. Hall, age 50, is President and Chief Operating Officer of the Food Lion Division, a position he has held since September 1999. He joined the Company as a buyer in 1976 and held numerous positions before being promoted to Vice President of Purchasing in 1988. Mr. Hall has served as Vice President of Marketing and Vice President of Food Lion's Southern and Central Divisions. He was appointed to the Board of Directors in 1995. Mr. Hall was named Senior Vice President and Chief Operating
Officer in 1995 and served in such position until his appointment to President and Chief Operating Officer.

    Carol Herncon, age 37, serves as Vice President of Information Technology -Food Lion Division. Ms. Herndon joined the Company as financial controller in 1989 and became the Director of Financial Accounting in 1991.

    L. Darrell Johnson, age 47, joined the Company in 1985. In October 1997, Mr. Johnson assumed the position of Vice President of Human Resources, overseeing benefits administration, compensation, recruiting and retention of employees. Previously, Mr. Johnson served as Director of Human Resources Compensation and Administration from 1996 to 1997.

    Laura C. Kendall, age 48, joined the Company in 1997 as Chief Financial Officer and Vice President of Finance. In such positions, Ms. Kendall is responsible for the administration of the finance, accounting, audit and information technology departments. Before coming to the Company, she served as chief financial officer at F & M Distributors, a discount health and beauty aids retailer in Michigan. Ms. Kendall is a certified public accountant.

    Randall S. Miller , age 38, serves as Vice President of Operations for Food Lion's Southern Division, a position he assumed in March 2000. In this position, Mr. Miller oversees the operation of Food Lion stores in Florida, Georgia and South Carolina. Previously, Mr. Miller served as Director of Operations for the Northern Division from 1997 until promoted to Vice President.

   Kyle Mitchell, age 42, serves as Vice President of Construction and Engineering-Food Lion Division, a position he has held since 1999.
In that position, Mr. Mitchell oversees the construction and renovation of all Food Lion and Kash n'Karry stores in 11 states. Mr. Mitchell previously served as Director of Construction and Engineering, responsible for the development and construction of new stores, remodels and expansions from 1997 to 1999.

   C. David Morgan, age 49, became Senior Vice President of Operations-Food Lion Division in January 2000. He joined the Company in 1990 as an area supervisor and served most recently as Vice President of Operations for the Southern Division, a position he held from December 1997 to December 1999.

   Elwyn G. Murray, III, age 33, was named Vice President of Procurement of the Company in 1999. Mr. Murray is responsible for overseeing all the buying functions for Food Lion and Kash n' Karry stores. Mr. Murray joined the Company in 1989, and served as Vice President of Marketing and Director of Category Management from 1995 to 1999.

   Lester C. Nail, age 40, joined the Company as Vice President of
Legal Affairs in 1995 and was named General Counsel of the Company in 1999. Mr. Nail oversees the legal and corporate communications/public affairs departments, as well as the customer service/community affairs and food safety/regulatory compliance departments.

   Thomas J. Robinson, age 39, serves as Vice President of Operations for the Central Division of Food Lion, a position he has held since 1997. Mr. Robinson oversees Food Lion supermarkets in Kentucky, North Carolina, Tennessee and Virginia. Previously, Mr. Robinson served as Director of Category Management/Grocery from 1994 to 1997.

   Natalie Taylor, age 40, is Vice President of Diversity for the Food Lion Division, a position she has held since 1997. In her position, she is responsible for the integration of diversity initiatives within the Company, outreach efforts to serve the Company's diverse community base, and partnership opportunities through which the Company may develop state-of-the-art supermarkets for inner-city communities. Previously, Ms. Taylor served as Director of Community Affairs and Employee Development from 1993 to 1997.


Item 11.  Executive Compensation.

     The information pertaining to executive compensation set forth beneath the headings "Executive Compensation" and "Report of the Senior Management Compensation Committee, Stock Option Committee and Board of Directors" in the Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on May 4, 2000, is hereby incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     The information pertaining to security ownership of certain beneficial owners and management set forth beneath the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on May 4, 2000, is hereby incorporated by reference.






Item 13.  Certain Relationships and Related Transactions.

     The information relating to certain relationships and related transactions set forth beneath the headings "Employment Plans and Agreements-Low Interest Loan Plan," "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Proxy Statement for the 2000 Annual Meeting of Shareholders to be held May 4, 2000, is hereby incorporated by reference.




                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.


     (a) The following documents are filed as part of this report:

          1.  Financial Statements:

              The following financial statements are incorporated by reference in Item 8 hereof from the Annual Report to Shareholders for the fiscal year ended January 1, 2000:


                                                                 ANNUAL REPORT
                                                                    PAGE NO.
              Consolidated Statements of Income for the fiscal
              years ended January 1, 2000, January 2, 1999 and
              January 3, 1998                                          22

              Consolidated Balance Sheets, as of January 1,
              2000 and January 2, 1999                                 23

              Consolidated Statements of Cash Flows for the
              fiscal years ended January 1, 2000, January 2, 1999
              and January 3, 1998                                      24

              Consolidated Statements of Shareholders' Equity
              for the fiscal years ended January 1, 2000,
              January 2, 1999 and January 3, 1998                      25

              Notes to Consolidated Financial Statements            26-31

              Report of Independent Accountants                        32

              Results by Quarter (unaudited)                           33


         2. Other:

     All other schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.


    With the exception of the financial statements listed in the above index, the information referred to in Items 5, 6, 7 and the supplementary quarterly financial information referred to in Item 8, all of which is included in the portions of the Annual Report to Shareholders for the fiscal year ended January 1, 2000 and incorporated by reference into this Form 10-K Annual Report, the Annual Report to Shareholders for the fiscal year ended January 1, 2000 is not to be deemed "filed" as part of this report.

          3.  Exhibits:

          Exhibit No.

          2 Agreement and Plan of Merger dated as of August 17, 1999, among the Company, Hannaford Bros. Co. and FL Acquisition Sub, Inc. (incorporated by reference to
                  Exhibit 2 of the Company's Report on Form 8-K dated August 19, 1999)

          3(a) Articles of Incorporation, together with all amendments thereto (through May 5, 1988)(incorporated by reference to Exhibit 3(a) of the Company's
                  Annual Report on Form 10-K dated March 24, 1992)

          3(b) Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated September 7, 1999)

          3(c) Bylaws of the Company effective September 7, 1999 (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K dated September 7, 1999)

          4(a) Indenture dated as of August 15, 1991, between the Company and the Bank of New York, Trustee, providing for the issuance of an unlimited amount of Debt Securities in one or more series (incorpo-rated by reference to Exhibit 4(a) of the Company's Annual Report on Form 10-K dated March 24, 1992)

          4(b) Form of Food Lion, Inc. Medium Term Note (Global Fixed Rate) (incorporated by reference to Exhibit 4(b) of the Company's Annual Report on Form 10-K dated March 24, 1992)

         10(a) Low Interest Loan Plan (incorporated by reference to Exhibit 19(a) of the Company's Report on Form 8-K dated October 27, 1986)

         10(b)    Form of Deferred Compensation Agreement
                  (incorporated by reference to Exhibit 19(b) of
                  the Company's Report on Form 8-K dated October 27,
                  1986)

         10(c) Form of Salary Continuation Agreement (incorporated by reference to Exhibit 19(c) of the Company's report on Form 8-K dated October 27, 1986)

         10(d)    1994 Shareholders' Agreement dated as of
                  September 15, 1994 among Etablissements Delhaize Freres et Cie "Le Lion" S.A., Delhaize The Lion America, Inc., and the Company (incorporated by reference to Exhibit 10 of the Company's Report on Form 8-K dated October 7, 1994)

         10(e) Proxy Agreement dated January 4, 1991, between Etablissements Delhaize Freres et Cie "Le Lion" S.A. and Delhaize The Lion, America, Inc. (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K dated March 25, 1991)

         10(f) Retirement Agreement dated as of April 7, 1999, between the Company and Tom E. Smith (incorporated by reference to Exhibit 10 of the Company's
                  Quarterly Report on Form 10-Q dated May 5, 1999)

         10(g) Stock Purchase Agreement dated June 30, 1981, between the Company and Ralph W. Ketner
                  (incorporated by reference to Exhibit 10(j) of the Company's Annual Report on Form 10-K dated
                  April 1, 1987)

         10(h) Letter Agreement dated May 10, 1990, between the Company and Ralph W. Ketner (incorporated by reference to Exhibit 10(q) of the Company's Annual Report on Form 10-K dated March 25, 1991)

         10(i) U.S. Distribution Agreement dated August 20, 1991, between the Company and Goldman, Sachs & Co. and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount of the Company's Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company's Annual Report on Form 10-K dated March 24, 1992)

         10(j) License Agreement between the Company and Etablissements Delhaize Freres Et Cie "Le Lion" S.A. dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company's Annual Report on Form 10-K dated March 31, 1994)

         10(k) 1996 Employee Stock Incentive Plan of Food Lion, Inc. (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q dated July 30, 1996)

         10(l)    Key Executive Annual Incentive Bonus Plan
                  (incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form
                  10-Q dated July 30, 1996)

         10(m) Profit Sharing Restoration Plan effective as of May 4, 1995 (incorporated by reference to Exhibit 10(c) of the Company's 10-Q A dated
                  August 13, 1996)

         10(n) Supplemental Executive Retirement Plan effective as of May 4, 1995 (incorporated by reference to Exhibit 10(d) of the Company's 10-Q A dated
                  August 13, 1996)

         10(o) Employee Severance Agreement dated September 5, 1996, between the Company and Dan A. Boone (incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q dated October 16, 1996)

         10(p) Employment Agreement dated as of April 7, 1999, between R. William McCanless and the Company (incorporated by reference to Exhibit 10(b)of the Company's Quarterly Report on Form 10-Q dated July 29, 1999)

         10(q) Agreement and Plan of Merger dated as of October 31, 1996, among the Company, KK Acquisition Corp. and Kash n' Karry Food Stores, Inc. (incorporated by reference to Exhibit 2 of the Company's Report on Form 8-K dated October 31, 1996)

         10(r) Stockholders' Agreement, dated as of October 31, 1996, among the Company, KK Acquisition Corp.,
                  Kash n' Karry Food Stores, Inc. and the stockholders of Kash n' Karry Food Stores, Inc. signatory thereto (incorporated by reference to Exhibit 10 of the Company's Report on Form 8-K dated October 31, 1996)

         10(s) License Agreement, dated as of June 19, 1997, among the Company, Kash n' Karry Food Stores, Inc., and Etablissements Delhaize Freres Et Cie "Le Lion" S.A. (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q dated
                  July 25, 1997)

         10(t) Food Lion Inc. and The Bank of New York, Trustee, First Supplement Indenture dated as of April 21, 1997 (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q dated
                  May 2, 1997)

         10(u) Underwriting Agreement dated as of April 16, 1997, between Food Lion, Inc. and Salomon Brothers, Inc. for itself and as representative for NationsBanc Capital Markets Inc. (incorporated by reference to
                  Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q dated May 2, 1997)

         10(v) Employment Severance Agreement and Mutual Release, dated as of April 14, 1999, between Pamela K. Kohn and the Company (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q dated July 30 1999)

         10(w) Agreement, dated as of January 4, 1998, between Etablissements Delhaize Freres et Cie "Le Lion" S.A. and the Company (incorporated by reference to 10(af) of the Company's Annual Report on Form 10-K dated April 8, 1998)

         10(x) Credit Agreement dated as of November 19, 1999, among the Company, the lenders party thereto, and Morgan Guaranty Trust Company of New York, as
                  Administrative Agent

         10(y) Credit Agreement dated as of January 26, 2000, among the Company, the lenders party thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent, relating to $2,500,000,000 364-Day Term Loan Facility

         10(z) Credit Agreement dated as of January 26, 2000, among the Company, the lenders party thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent, relating to $500,000,000 5-Year Revolving Credit Facility

         10(aa) Stock Exchange Agreement dated as of August 17, 1999, among the Company, Empire Company Limited and E.C.L. Investments Limited (incorporated by reference to Exhibit 99.2 of the Company's Current Report on
                  Form 8-K dated August 19, 1999)

         10(ab) Voting Agreement dated as of August 17, 1999, among the Company, Empire Company Limited and E.C.L. Investments Limited (incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K dated August 19, 1999)

         10(ac)  Registration Rights Agreement dated as of August 17,
                 1999, among the Company, Empire Company Limited,
                 E.C.L. Investments Limited, Pension Plan for Employees of Sobeys, Inc. and Sobeys Inc. Master Trust Investment Fund (incorporated by reference to Exhibit 99.4 of the Company's Current Report on Form 8-K dated August 19, 1999)

         10(ad) Employment Severance Agreement and Mutual Release dated as of January 1, 2000, between A. Edward Benner, Jr. and Food Lion, a division of Delhaize America, Inc.

         10(ae) Employment Agreement dated as of January 20, 2000, between W. Bruce Dawson and Kash n' Karry Food Stores, Inc.

         10(af) Employment Agreement dated as of March 13, 2000, between Joseph C. Hall, Jr. and Food Lion, a division of Delhaize America, Inc.

         10(ag) Employment Agreement dated as of March 14, 2000, between Laura C. Kendall and Delhaize America, Inc.

         13 Portions of the Annual Report to Shareholders for the fiscal year ended January 1, 2000

         21      Subsidiaries of Registrant

         23      Consent of Independent Accountants

         27      Financial Data Schedules

         99 Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K

     (b) Reports on Form 8-K:

                 Current Report on Form 8-K filed August 19, 1999
                 Current Report on Form 8-K filed September 17, 1999



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Delhaize America, Inc.

Date:3/30/00                     By /s/Laura C. Kendall
                                       Laura C. Kendall
                                       Chief Financial Officer
                                       Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date:3/30/00                    By/s/Laura Kendall
                                      Laura Kendall
                                      Chief Financial Officer
                                      Principal Accounting Officer

Date:3/30/00                    By/s/Pierre-Olivier Beckers
                                      Pierre-Olivier Beckers
                                      Director

Date:3/22/00                    By/s/Jacqueline K. Collamore
                                      Dr. Jacqueline K. Collamore
                                      Director

Date:3/30/00                    By/s/Jean-Claude Coppieters 't Wallant
                                      Jean-Claude Coppieters 't Wallant
                                      Director

Date:3/30/00                    By/s/Pierre DuMont
                                      Pierre DuMont
                                      Director

Date:3/30/00                    By/s/William G. Ferguson
                                      William G. Ferguson
                                      Director

Date:3/22/00                    By/s/Bernard W. Franklin
                                      Dr. Bernard W. Franklin
                                      Director

Date:3/30/00                    By/s/Joseph C. Hall
                                      Joseph C. Hall
                                      President and Chief Operating Officer,
                                      Food Lion Division
                                      Director

Date:3/23/00                    By/s/Margaret H. Kluttz
                                      Margaret H. Kluttz
                                      Director




Date:3/30/00                    By/s/Bill McCanless
                                      Bill McCanless
                                      Chief Executive Officer, Delhaize
                                      America, Inc.
                                      Chief Executive Officer, Food Lion
                                      Division
                                      Director

Date:3/30/00                     By/s/Dominique Raquez
                                       Dominique Raquez
                                       Director





                                     EXHIBIT INDEX
                                         to
                           ANNUAL REPORT ON FORM 10-K of
                                Delhaize America, Inc.
                      For the Fiscal Year Ended January 1, 2000
                                                                      Sequential
   Exhibit No.            Description                                  Page No.

         2 Agreement and Plan of Merger dated as of August 17, 1999, among the Company, Hannaford Bros. Co. and FL Acquisition Sub, Inc. (incorporated by reference to
                  Exhibit 2 of the Company's Report on Form 8-K dated August 19, 1999)

          3(a) Articles of Incorporation, together with all amendments thereto (through May 5, 1988)(incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K dated March 24, 1992)

          3(b) Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated September 7, 1999)

          3(c) Bylaws of the Company effective September 7, 1999 (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K dated September 7, 1999)

          4(a) Indenture dated as of August 15, 1991, between the Company and the Bank of New York, Trustee, providing for the issuance of an unlimited amount of Debt Securities in one or more series (incorpo-rated by reference to Exhibit 4(a) of the Company's Annual Report on Form 10-K dated March 24, 1992)

          4(b) Form of Food Lion, Inc. Medium Term Note (Global Fixed Rate) (incorporated by reference to Exhibit 4(b) of the Company's Annual Report on Form 10-K dated March 24, 1992)

         10(a) Low Interest Loan Plan (incorporated by reference to Exhibit 19(a) of the Company's Report on Form 8-K dated October 27, 1986)

         10(b)    Form of Deferred Compensation Agreement
                  (incorporated by reference to Exhibit 19(b) of
                  the Company's Report on Form 8-K dated October 27,
                  1986)

         10(c) Form of Salary Continuation Agreement (incorporated by reference to Exhibit 19(c) of the Company's report on Form 8-K dated October 27, 1986)

         10(d)    1994 Shareholders' Agreement dated as of
                  September 15, 1994 among Etablissements Delhaize Freres et Cie "Le Lion" S.A., Delhaize The Lion America, Inc., and the Company (incorporated by reference to Exhibit 10 of the Company's Report on Form 8-K dated October 7, 1994)

         10(e) Proxy Agreement dated January 4, 1991, between Etablissements Delhaize Freres et Cie "Le Lion" S.A. and Delhaize The Lion, America, Inc. (incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K dated March 25, 1991)

         10(f) Retirement Agreement dated as of April 7, 1999, between the Company and Tom E. Smith (incorporated by reference to Exhibit 10 of the Company's
                  Quarterly Report on Form 10-Q dated May 5, 1999)

         10(g) Stock Purchase Agreement dated June 30, 1981, between the Company and Ralph W. Ketner
                  (incorporated by reference to Exhibit 10(j) of the Company's Annual Report on Form 10-K dated
                  April 1, 1987)

         10(h) Letter Agreement dated May 10, 1990, between the Company and Ralph W. Ketner (incorporated by reference to Exhibit 10(q) of the Company's Annual Report on Form 10-K dated March 25, 1991)

         10(i) U.S. Distribution Agreement dated August 20, 1991, between the Company and Goldman, Sachs & Co. and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount of the Company's Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company's Annual Report on Form 10-K dated March 24, 1992)

         10(j) License Agreement between the Company and Etablissements Delhaize Freres Et Cie "Le Lion" S.A. dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company's Annual Report on Form 10-K dated March 31, 1994)

         10(k) 1996 Employee Stock Incentive Plan of Food Lion, Inc. (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q dated July 30, 1996)

         10(l)    Key Executive Annual Incentive Bonus Plan
                  (incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form
                  10-Q dated July 30, 1996)

         10(m) Profit Sharing Restoration Plan effective as of May 4, 1995 (incorporated by reference to Exhibit 10(c) of the Company's 10-Q A dated
                  August 13, 1996)

         10(n) Supplemental Executive Retirement Plan effective as of May 4, 1995 (incorporated by reference to Exhibit 10(d) of the Company's 10-Q A dated
                  August 13, 1996)

         10(o) Employee Severance Agreement dated September 5, 1996, between the Company and Dan A. Boone (incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q dated October 16, 1996)

         10(p) Employment Agreement dated as of April 7, 1999, between R. William McCanless and the Company (incorporated by reference to Exhibit 10(b)of the Company's Quarterly Report on Form 10-Q dated July 29, 1999)

         10(q) Agreement and Plan of Merger dated as of October 31, 1996, among the Company, KK Acquisition Corp. and Kash n' Karry Food Stores, Inc. (incorporated by reference to Exhibit 2 of the Company's Report on Form 8-K dated October 31, 1996)

         10(r) Stockholders' Agreement, dated as of October 31, 1996, among the Company, KK Acquisition Corp.,
                  Kash n' Karry Food Stores, Inc. and the stockholders of Kash n' Karry Food Stores, Inc. signatory thereto
                 (incorporated by reference to Exhibit 10 of the
                  Company's Report on Form 8-K dated October 31, 1996)

         10(s) License Agreement, dated as of June 19, 1997, among the Company, Kash n' Karry Food Stores, Inc., and Etablissements Delhaize Freres Et Cie "Le Lion" S.A. (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q dated
                  July 25, 1997)

         10(t) Food Lion Inc. and The Bank of New York, Trustee, First Supplement Indenture dated as of April 21, 1997 (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q dated
                  May 2, 1997)

         10(u) Underwriting Agreement dated as of April 16, 1997, between Food Lion, Inc. and Salomon Brothers, Inc. for itself and as representative for NationsBanc Capital Markets Inc. (incorporated by reference to
                  Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q dated May 2, 1997)

         10(v) Employment Severance Agreement and Mutual Release, dated as of April 14, 1999, between Pamela K. Kohn and the Company (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q dated July 30 1999)

         10(w) Agreement, dated as of January 4, 1998, between Etablissements Delhaize Freres et Cie "Le Lion" S.A. and the Company (incorporated by reference to 10(af) of the Company's Annual Report on Form 10-K dated April 8, 1998)

         10(x)    Credit Agreement dated as of November 19, 1999,
                  among the Company, the lenders party thereto, and
                  Morgan Guaranty Trust Company of New York, as
                  Administrative Agent                               20-135

         10(y)    Credit Agreement dated as of January 26, 2000,
                  among the Company, the lenders party thereto,
                  and Morgan Guaranty Trust Company of New York,
                  as Administrative Agent, relating to
                  $2,500,000,000 364-Day Term Loan Facility         136-254

         10(z)    Credit Agreement dated as of January 26, 2000,
                  among the Company, the lenders party thereto,
                  and Morgan Guaranty Trust Company of New York,
                  as Administrative Agent, relating to $500,000,000
                  5-Year Revolving Credit Facility                  255-372

         10(aa) Stock Exchange Agreement dated as of August 17, 1999, among the Company, Empire Company Limited and E.C.L. Investments Limited (incorporated by reference to Exhibit 99.2 of the Company's Current Report on
                  Form 8-K dated August 19, 1999)

         10(ab) Voting Agreement dated as of August 17, 1999, among the Company, Empire Company Limited and E.C.L. Investments Limited (incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K dated August 19, 1999)

         10(ac)  Registration Rights Agreement dated as of August 17,
                 1999, among the Company, Empire Company Limited,
                 E.C.L. Investments Limited, Pension Plan for Employees of Sobeys, Inc. and Sobeys Inc. Master Trust Investment Fund (incorporated by reference to Exhibit 99.4 of the Company's Current Report on Form 8-K dated August 19, 1999)

         10(ad)  Employment Severance Agreement and Mutual Release dated as of January 1, 2000, between A. Edward Benner, Jr. and
                 Food Lion, a division of Delhaize America, Inc.       373-387

         10(ae)  Employment Agreement dated as of January 20, 2000, between W. Bruce Dawson and Kash n' Karry Food Stores,
                 Inc.                                                  388-401

         10(af)  Employment Agreement dated as of March 13, 2000,
                 between Joseph C. Hall, Jr. and Food Lion, a division
                 of Delhaize America, Inc.                             402-416

         10(ag)  Employment Agreement dated as of March 14, 2000,
                 between Laura C. Kendall and Delhaize America, Inc.   417-431

         13      Portions of the Annual Report to Shareholders for the
                 fiscal year ended January 1, 2000                     432-468

         21      Subsidiaries of Registrant                                469

         23      Consent of Independent Accountants                        470

         27      Financial Data Schedules                              471-472

         99      Undertaking of the Company to file exhibits
                 pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K      473

     (b) Reports on Form 8-K:

                 Current Report on Form 8-K filed August 19, 1999
                 Current Report on Form 8-K filed September 17, 1999