Form 10-Q
period 2000-03-25
DELHAIZE AMERICA INC
filed 2000-05-09
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                               FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 25, 2000

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
                                              Yes  X      No

Outstanding shares of common stock of the Registrant as of May 2, 2000.

       Class A Common Stock    79,945,141
       Class B Common Stock    75,290,542
                              155,235,683

                              Page 1 of 17


                        DELHAIZE AMERICA, INC.
                         INDEX TO FORM 10-Q
                           March 25, 2000



Part I.    FINANCIAL INFORMATION                                Page

     Item 1. Financial Statements

             Consolidated Statements of Income for the 12
             weeks ended March 25, 2000 and March 27, 1999       3

             Consolidated Balance Sheets as of March 25,
             2000, January 1, 2000 and March 27, 1999            4

             Consolidated Statements of Cash Flows for
             the 12 weeks ended March 25, 2000 and March
             27, 1999                                            5

             Notes to Consolidated Financial Statements         6-7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations     8-13

     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                         13

Part II.   OTHER INFORMATION

     Item 1. Legal Proceedings                                   13

     Item 2. Changes in Securities                               13

     Item 3. Defaults Upon Senior Securities                     13

     Item 4. Submission of Matters to a Vote of Security
             Holders                                             13

     Item 5. Other Information                                   13

     Item 6. Exhibits and Reports on Form 8-K                    13

     Signatures                                                  14

     Exhibit Index                                               15

                                       -2-

                                 PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                          DELHAIZE AMERICA, INC.

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
                      For the 12 Weeks ended March 25, 2000 and March 27, 1999
                             (Dollars in thousands except per share data)

                                      Mar. 25, 2000     Mar. 27, 1999    Mar. 25, 2000   Mar. 27, 1999

                                                                                  %            %
Net sales                                $2,479,234       $2,407,046           100.00        100.00
Cost of goods sold                        1,889,341        1,856,862            76.21         77.14
Selling and administrative expenses         457,276          431,301            18.44         17.92
Operating income                            132,617          118,883             5.35          4.94
Interest expense                             27,030           24,353             1.09          1.01
Income before income taxes                  105,587           94,530             4.26          3.93
Provision for income taxes                   40,123           35,922             1.62          1.50

Net income                               $   65,464       $   58,608             2.64          2.43

Basic earnings per share                 $     0.42       $     0.37
Diluted earnings per share               $     0.42       $     0.37
Dividends per share                      $     0.14       $     0.12


Weighted average number
of shares outstanding:

Class A                                  79,931,395       82,635,504
Class B                                  75,290,542       76,943,455
Total                                   155,221,937      159,578,959

Number of shares outstanding for the twelve weeks ended March 27, 1999 are restated to reflect a one-for-three reverse stock split on September 9, 1999.

                                                    -3-
                                               DELHAIZE AMERICA, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                (Dollars in thousands)
                                                     (Unaudited)

                                                      March 25, 2000       January 1, 2000     March 27, 1999
Assets
Current assets:
 Cash and cash equivalents                             $  100,155            $  195,502        $   184,690
 Receivables                                              227,549               235,457            186,423
 Inventories                                            1,178,488             1,157,695          1,090,980
 Prepaid expenses                                          38,416                28,407             19,302
 Deferred tax asset                                        55,611                55,611             65,397
   Total current assets                                 1,600,219             1,672,672          1,546,792

Property, at cost, less accumulated
 depreciation                                           2,046,220             2,039,314          1,926,031
Deferred tax asset                                              -                     -              4,707
Intangible assets, less accumulated
  amortization                                            252,298               254,276            256,524
Other assets                                               18,745                 7,150              3,421
       Total assets                                    $3,917,482            $3,973,412         $3,737,475

Liabilities and Shareholders' Equity
Current Liabilities:
 Short-term borrowings                                 $  178,000            $  302,000         $      -
 Accounts payable                                         557,649               569,592            545,480
 Accrued expenses                                         372,972               369,230            418,308
 Capital lease obligations - current                       24,038                23,877             22,149
 Long term debt - current                                   2,415                 2,834             42,403
 Other liabilities - current                               12,702                12,660             10,136
 Income taxes payable                                      37,436                   -               35,262
    Total current liabilities                           1,185,212             1,280,193          1,073,738

Long-term debt                                            426,794               426,930            429,208
Capital lease obligations                                 475,053               478,942            486,220
Deferred income taxes                                       7,421                 7,421                  -
Other liabilities                                         100,918               101,060            110,635
   Total liabilities                                    2,195,398             2,294,546          2,099,801

Shareholders' Equity:
Class A non-voting common stock, $.50 par value            39,966                39,965            123,957
Class B voting common stock, $.50 par value                37,645                37,645            115,415
Additional capital                                        155,304               155,280             60,457
Retained earnings                                       1,489,169             1,445,976          1,337,845
     Total shareholders' equity                         1,722,084             1,678,866          1,637,674
       Total liabilities and shareholders' equity      $3,917,482            $3,973,412         $3,737,475

                                                     -4-

                           DELHAIZE AMERICA, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

           For the 12 Weeks ended March 25, 2000 and March 27, 1999
                           (Dollars in thousands)

                                                       12 Weeks

                                               Mar. 25, 2000    Mar. 27, 1999
Cash flows from operating activities
 Net income                                        $  65,464         $ 58,608

 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                     64,133           57,459
    Loss(gain) on disposals of property and
    capital lease terminations                           372             (312)
    Changes in operating assets and liabilities:
     Receivables                                       7,908           12,678
     Inventories                                     (20,793)          12,655
     Prepaid expenses                                   (558)           1,250
     Other assets                                         53               74
     Accounts payable and accrued expenses            (8,201)          58,668
     Income taxes payable                             37,436           35,262
     Other liabilities                                  (100)          (3,267)
              Total adjustments                       80,250          174,467

      Net cash provided by operating activities      145,714          233,075

Cash flows from investing activities
  Capital expenditures                               (68,264)         (86,084)
  Proceeds from disposal of property                     998              900
  Direct costs associated with acquisition            (2,159)               -
  Other investment activity                           (9,489)               -
      Net cash used in investing activities          (78,914)         (85,184)

Cash flows from financing activities
 Net payments under short-term borrowings           (124,000)         (61,000)
 Principal payments on long-term debt                   (555)            (670)
 Principal payments under capital lease obligations   (5,895)          (5,267)
 Other financing payments                             (9,451)               -
 Dividends paid                                      (22,271)         (19,992)
 Proceeds from issuance of common stock                   25              136
      Net cash used in financing activities         (162,147)         (86,793)

Net (decrease) increase in cash and cash
 equivalents                                         (95,347)          61,098

Cash and cash equivalents at beginning
 of period                                           195,502          123,592

Cash and cash equivalents at end of period          $100,155         $184,690
                                     -5-

   Notes to Consolidated Financial Statements (Dollars in thousands)

    1) Basis of Presentation:

    The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Annual Report on Form 10-K of Delhaize America, Inc. (the "Company"). Accordingly, the reader of this Form 10-Q should refer to the Company's Form 10-K for the year ended January 1, 2000 for further information.

    The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the financial information includes all adjustments consisting of normal recurring adjustments necessary for a fair presentation of interim results.


2)  Supplemental Disclosure of Cash Flow Information:

    Selected cash payments and non-cash activities during the period were as follows:

                                         Mar. 25, 2000   Mar. 27, 1999

     Cash payments for income taxes           $ 2,684         $   658

     Cash payments for interest,
      net of amounts capitalized               19,656          16,145


     Non-cash investing and financing activities:

     Capitalized lease obligations
      incurred for store properties             3,287               0

     Capitalized lease obligations
      terminated for store properties           1,120             964


     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.




                                      -6-



3) Inventories

   Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 84% and 86% of inventories as of March 25, 2000 and March 27, 1999, respectively. Meat, produce and deli inventories are valued on the first-in, first-out (FIFO) method.
If the FIFO method were used entirely, inventories would have been $144.8 million and $140.5 million greater as of March 25, 2000 and March 27, 1999, respectively. Application of the LIFO method resulted in increases in the cost of goods sold of $1.9 million and $1.4 million for the 12 weeks ended March 25, 2000 and March 27, 1999, respectively.

4) Reclassification

   Certain financial statement items have been reclassified to conform to the current year's format.

5) Earnings Per Share

  Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding (155,221,937 and 159,578,959 for the first quarter of 2000 and 1999, respectively). Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. The common stock equivalents that were added to the weighted average shares outstanding for purposes of diluted EPS were 159,000 and 255,000 for outstanding stock options year to date for 2000 and 1999, respectively.





                                 -7-


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

RESULTS OF OPERATIONS   (12 weeks ended March 25, 2000 compared to 12
weeks ended March 27, 1999)

     The Company recorded net income of $65.5 million for the first quarter of 2000, an increase of 11.7% over the corresponding period of 1999.

     Net sales for the first quarter of 2000 were $2.5 billion, an increase of 3.0% over the first quarter of 1999. Same store sales decreased 1.8% over the first quarter of last year. The Company's same store sales have been negatively impacted by the aggressive advertising campaigns of many of its competitors and severe weather disruption caused by unprecedented snowfall in some of our markets in late January and early February. To meet this challenging environment, the Company plans to enhance its communication of price leadership in all of its markets and to continue offering customers a quality shopping experience.

     The Company announced in August 1999 its plan to acquire Hannaford Bros. Co. for $3.6 billion, including the assumption of debt. Shareholders of Hannaford approved the merger agreement at its shareholder meeting on February 10, 2000. Delhaize America expects this transaction to be completed in fiscal 2000. In addition, during the first quarter, the Company invested $9.5 million for a 51 percent ownership in a Thailand chain, which operates 13 supermarkets in Thailand under the name of Food Lion Supermarkets. The investment is immaterial to the Company's financial position and results of operations.

     Gross profit was 23.79% of sales for the first quarter this year compared to 22.86% of sales for the same period last year. The increase in gross profit was primarily due to continued category management initiatives of margin blending and category mix, particularly in the perishable (dairy and frozen) and grocery departments. The first quarter LIFO charge of $1.9 million was primarily due to an increase in cigarette costs. The Company's internal testing for the first quarter indicated minimal inflation. The current LIFO provision is adequate to cover this level of inflation.

     Selling and administrative expenses were $457.3 million (including $64.1 million in depreciation and amortization) or 18.44% of sales as compared to $431.3 million (including $57.5 million in depreciation and amortization) or 17.92% of sales in the corresponding period of the prior year. The increase in selling and administrative expenses was due primarily to increases in store salaries and benefits, store rent and depreciation. The Company has experienced increasing labor costs


                              -8-
due to the low unemployment rates in all operating markets, which in turn has created higher turnover as well as wage and benefit increases. Store rent has increased due to the new store openings and expansions of existing stores since first quarter of last year. Depreciation and amortization of $64.1 million increased over the first quarter of last year of $57.5 million due to leasehold improvements and equipment purchases for new stores and renovations since the first quarter of last year. In the prior year, a one-time charge of $3.9 million, pre-tax, related to retirement benefits for the Company's former President and CEO was included in selling and administrative expenses.

     Interest expense of $27.0 million for the first quarter of 2000 increased from $24.4 million for the same period of 1999 due to an increase in short-term borrowings.

     Net income for the quarter was $65.5 million or 2.64% of sales as compared to $58.6 million or 2.43% of sales in the first quarter of 1999. Basic and diluted earnings per share were $0.42 for the first quarter of 2000 compared to $0.37 last year.

Store Closing Costs
(Dollars in millions)

                               Reduction
                                of Asset        Lease  Accrued
                                  Values  Liabilities Expenses   Total
Balance at January 1, 2000          $8.5       $104.3     $2.4  $115.2
Additions                            0.0          3.5       .9     4.4
Reductions                          -0.3         -3.5     -2.2    -6.0
Balance at March 25, 2000           $8.2       $104.3     $1.1  $113.6

     The Company recorded $4.1 million in store closing costs (included in Selling and Administrative Expenses on the Company's Consolidated Statement of Income) during the first quarter of 2000. These costs are included in the "Additions" line in the table above.

     Reductions include fees totaling $1.0 million related to the termination of two store leases. The remaining $5.0 million relates primarily to on-going rent payments made on lease obligations and payment of expenses arising from contractual obligations.

     During the first quarter of 2000, the Company closed one store in the normal course of business related to a relocation. The revenues and operating results of this store were not significant to the Company's total revenues and operating results.

     During the first quarter of 2000, the Company completed disposition efforts related to 2 closed stores. At the end of the first quarter of 2000 the Company had $113.6 million in store closing costs


                                -9-
related to 156 stores (153 leased and 3 owned) and one distribution center. Disposition efforts on the properties related to these facilities (leases, equipment, and buildings) will continue until all related properties are disposed.

Liquidity and Capital Resources

     Cash provided by operating activities totaled $145.7 million for the 12 weeks ended March 25, 2000, compared with $233.1 million for the same period last year. The decrease was primarily due to an increase in inventory levels net of trade payables.

     Capital expenditures totaled $68.3 million for the 12 weeks ended March 25, 2000, compared with $86.1 million for the same period in 1999. During the first quarter of 2000, the Company equipped ten new stores and completed the renovation of 17 existing stores. In addition, during the first quarter of 2000, the Company had investment activity related to Hannaford Bros. Co. and its Thailand chain. During the first quarter of 1999, the Company equipped 21 new stores and completed the renovation of eight existing stores.

      The Company's 2000 business plan includes opening 85 new stores, closing 18 existing stores (of which all will be relocations) and renovating approximately 150 existing stores. The Company anticipates that the majority of the new stores will be opened under conventional leasing arrangements. With this 2000 growth plan, the Company anticipates a net increase in store square footage of approximately 8.0%. Capital expenditures currently estimated for 2000 are $360 million. Capital expenditures for 2000 will be financed through funds generated from operations and existing bank credit facilities.

     Cash flows used in financing activities for the first quarter of 2000 increased to $162.1 million from $86.8 million for the same period last year. The increase in cash used was primarily the result of payments on short-term borrowings and bridge financing costs incurred for the Company's announced Hannaford Bros. Co. acquisition.

     During the first quarter of 2000, the Company did not purchase any shares of Class A or Class B stock since the share repurchase program was suspended in the third quarter of 1999 as a result of the announced plan to acquire Hannaford Bros. Company. If reinstated, the program allows for additional purchases to be made in the open market as deemed in the best interest of shareholders.

The Company maintains the following bank and credit lines:

    A revolving credit facility with a syndicate of commercial banks providing $500.0 million in committed lines of credit,
                            -10-
  which expires in November 2000. As of March 25, 2000, the
  Company had $130.0 million in outstanding borrowings. There were no outstanding borrowings as of the end of the first quarter of 1999. During the first quarter of 2000, the Company had average borrowings of $143.4 million at a daily weighted average interest rate of 7.33%.

    $250.0 million commercial paper program under which no borrowings were outstanding during the 12 weeks ended March 25, 2000 and March 27, 1999.

    Additional short-term committed lines of credit totaling $20.0 million are available when needed. The Company is not required to maintain compensating balances related to these lines of credit, and borrowings may occur periodically. The Company had $20.0 million outstanding at March 25, 2000. There were no outstanding borrowings as of March 27, 1999. During the first quarter of 2000, the Company had average borrowings of $19.5 million at a daily weighted average interest rate of 6.15% with a maximum amount outstanding of $20.0 million.

    Periodic short-term borrowings may be placed under informal credit arrangements, which are available to the Company at the discretion of the lender. Borrowings for the first quarter were as follows:


                     Informal Credit Arrangements
                         (Dollars in millions)


                                          2000    1999
Outstanding borrowings
 at the end of the first quarter         $28.0    $0.0
Average borrowings                       $48.8    $3.2
Maximum amount outstanding              $110.0   $35.0
Daily weighted average interest rate     6.57%   5.09%



     On August 17, 1999, the Company entered into a definitive merger agreement to acquire all of the outstanding shares of Hannaford Bros. Co. in a cash and stock transaction valued at approximately $3.6 billion, including the assumption of debt. Upon completion of the transaction, Hannaford will operate as a subsidiary of Delhaize America, Inc. The Company expects to finalize the acquisition in fiscal 2000.

     The Company estimates that the total amount of cash required to complete the merger with Hannaford will be approximately $2.7 billion.

                                 -11-
The cash consideration required to complete the merger will be funded through (i) a 364-day capital markets bridge facility for up to $2.5 billion and (ii) a $500 million five-year syndicated revolving credit facility. The Company plans to commence a debt offering as long term financing to replace the bridge facility.

     The Company has entered into various agreements to hedge against a potential increase in interest rates on future bond issues related to the announced acquisition of Hannaford Bros. Co. The notional amount of the agreements totals $1.75 billion. At March 25, 2000, the unrealized loss related to these agreements was $51.5 million as compared to the unrealized gain totaling $7.2 million at January 1, 2000. The differential to be paid or received will be recognized as an adjustment to interest expense over the life of the underlying debt. The Company is subject to risk of nonperformance by the counterparties to the agreement. The Company does not anticipate nonperformance by the counterparties, who are major U.S. financial institutions.

     Delhaize America finances its daily working capital requirements, when necessary, through the use of its various committed and uncommitted lines of credit. These financial instruments are sensitive to interest rate changes. Outstanding borrowings under such agreements are discussed above.

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

     Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy or in the Company's primary markets, changes in consumer spending, competitive factors, the nature and extent of continued consolidation in the industry, changes in the rate of inflation, changes in state or federal legislation or regulation, changes in


                                -12-
the availability and cost of labor, adverse determinations with respect to litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, and stability of product costs -- supply or quality control problems with the Company's vendors detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.

     The Company does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.


Item 3. Quantitative and Qualitative Disclosures About Market
Risk

     This information is set forth in Item 2 to this Form 10-Q and is hereby incorporated by reference.


Part II   OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company has had no significant developments related to legal matters since the Item 3 disclosure included in the Company's Form 10K filed March 30, 2000 for the year ended January 1, 2000.

Item 2.   Change in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

(a).      Exhibits
          27   Financial Data Schedule

(b). The Company did not file a report on Form 8-K during the twelve week period ended March 25, 2000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   DELHAIZE AMERICA, INC.
                                   Registrant


DATE: May 9, 2000                 BY:\s\Laura Kendall
                                     Laura Kendall
                                     Chief Financial Officer
                                     Principal Accounting Officer

Exhibit Index


Exhibit   Description                                         Page
No.

27        Financial Data Schedule                            16-17