Form 10-Q
period 2000-06-17
DELHAIZE AMERICA INC
filed 2000-08-01
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 17, 2000

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
                                              Yes  X      No

Outstanding shares of common stock of the Registrant as of July 20, 2000.

       Class A Common Stock         79,965,968
       Class B Common Stock         75,290,542
                                   155,256,510

                                   Page 1 of 56


                              DELHAIZE AMERICA, INC.
                               INDEX TO FORM 10-Q
                                  June 17, 2000


Part I.FINANCIAL INFORMATION
                                                                Page


     Item 1. Financial Statements

             Consolidated Statements of Income for the 12 and
             24 weeks ended June 17, 2000 and June 19, 1999      3-4

             Consolidated Balance Sheets as of June 17,
             2000, January 1, 2000 and June 19, 1999              5

             Consolidated Statements of Cash Flows for
             24 weeks ended June 17, 2000 and June
             19, 1999                                             6

             Notes to Consolidated Financial Statements          7-8

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations      9-13

     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                         14

Part II.   OTHER INFORMATION

     Item 1. Legal Proceedings                                   14

     Item 2. Changes in Securities                               14

     Item 3. Defaults Upon Senior Securities                     14

     Item 4. Submission of Matters to a Vote of Security
             Holders                                           14-15

     Item 5. Other Information                                   15

     Item 6. Exhibits and Reports on Form 8-K                    15

     Signatures                                                  16

     Exhibit Index                                               17

                                 PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                          DELHAIZE AMERICA, INC.

                                      CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
                           For the 12 Weeks ended June 17, 2000 and June 19, 1999
                                (Dollars in thousands except per share data)


                                     June 17, 2000     June 19, 1999    June 17, 2000   June 19, 1999

                                                                                  %            %
Net sales                                $2,647,124       $2,509,240           100.00        100.00
Cost of goods sold                        2,054,739        1,933,085            77.62         77.04
Selling and administrative expenses         468,563          440,528            17.70         17.56
Operating income                            123,822          135,627             4.68          5.40
Interest expense                             28,344           25,384             1.07          1.01
Income before income taxes                   95,478          110,243             3.61          4.39
Provision for income taxes                   36,285           41,892             1.37          1.67

Net income                               $   59,193       $   68,351             2.24          2.72

Basic earnings per share                 $     0.38       $     0.43
Diluted earnings per share               $     0.38       $     0.43
Dividends per share                      $     0.14       $     0.13


Weighted average number
of shares outstanding:

Class A                                  79,950,702       81,704,721
Class B                                  75,290,542       76,420,385
Total                                   155,241,244      158,125,106

Number of shares outstanding for the twelve weeks ended June 19, 1999 are restated to reflect a one-for-three reverse stock split on September 9, 1999.




                                   PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                        DELHAIZE AMERICA, INC.

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
                           For the 24 Weeks ended June 17, 2000 and June 19, 1999
                                (Dollars in thousands except per share data)


                                     June 17, 2000    June 19, 1999    June 17, 2000  June 19, 1999

                                                                                  %            %
Net sales                                $5,126,358       $4,916,286           100.00        100.00
Cost of goods sold                        3,944,697        3,789,947            76.95         77.09
Selling and administrative expenses         925,222          871,829            18.05         17.74
Operating income                            256,439          254,510             5.00          5.17
Interest expense                             55,374           49,737             1.08          1.01
Income before income taxes                  201,065          204,773             3.92          4.16
Provision for income taxes                   76,408           77,814             1.49          1.58

Net income                               $  124,657       $  126,959             2.43          2.58

Basic earnings per share                 $     0.80       $     0.80
Diluted earnings per share               $     0.80       $     0.80
Dividends per share                      $     0.29       $     0.25


Weighted average number
of shares outstanding:

Class A                                  79,941,049       82,170,112
Class B                                  75,290,542       76,681,920
Total                                   155,231,591      158,852,032

Number of shares outstanding for the 24 weeks ended June 19, 1999 are restated to reflect a one-for-three reverse stock split on September 9, 1999.

                                                DELHAIZE AMERICA, INC.

                                                CONSOLIDATED BALANCE SHEETS
                                                    (Dollars in thousands)
                                                         (Unaudited)

                                                    June 17, 2000       January 1, 2000      June 19, 1999
Assets
Current assets:
 Cash and cash equivalents                             $  100,573            $  195,502        $    89,822
 Receivables                                              222,586               235,457            167,358
 Inventories                                            1,178,395             1,157,695          1,104,720
 Prepaid expenses                                          57,812                28,407             27,215
 Deferred tax assets                                       55,611                55,611             65,397
   Total current assets                                 1,614,977             1,672,672          1,454,512

Property, at cost, less accumulated
 depreciation                                           2,107,368             2,039,314          1,968,728
Deferred tax assets                                             -                     -              4,707
Intangible assets, less accumulated
  amortization                                            250,360               254,276            267,193
Other assets                                               20,775                 7,150              3,346
       Total assets                                    $3,993,480            $3,973,412         $3,698,486

Liabilities and Shareholders' Equity
Current liabilities:
 Short-term borrowings                                 $  235,000            $  302,000         $   62,000
 Accounts payable                                         590,038               569,592            559,399
 Accrued expenses                                         327,880               369,230            353,137
 Capital lease obligations - current                       25,137                23,877             22,531
 Long term debt - current                                   1,987                 2,834             42,292
 Other liabilities - current                               13,100                12,660             11,272
     Total current liabilities                          1,193,142             1,280,193          1,050,631

Long-term debt                                            426,654               426,930            428,641
Capital lease obligations                                 505,322               478,942            492,327
Deferred income taxes                                       7,421                 7,421                  -
Other liabilities                                         101,124               101,060            109,576
   Total liabilities                                    2,233,663             2,294,546          2,081,175

Shareholders' equity:
Class A non-voting common stock, $.50 par value            39,983                39,965            121,813
Class B voting common stock, $.50 par value                37,645                37,645            114,039
Additional capital                                        156,097               155,280                  -
Retained earnings                                       1,526,092             1,445,976          1,381,459
     Total shareholders' equity                         1,759,817             1,678,866          1,617,311
       Total liabilities and shareholders' equity      $3,993,480            $3,973,412         $3,698,486

                           DELHAIZE AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

             For the 24 Weeks ended June 17, 2000 and June 19, 1999
                             (Dollars in thousands)

                                                     24 Weeks Ended

                                               June 17, 2000     June 19, 1999
Cash flows from operating activities
 Net income                                       $  124,657          $126,959

 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                    130,315          117,176
    Loss(gain) on disposals of property and
      capital lease terminations                         584           (1,571)
    Changes in operating assets and liabilities:
     Receivables                                      12,871           31,743
     Inventories                                     (20,700)          (1,085)
     Prepaid expenses                                 (9,163)          (6,663)
     Other assets                                       (878)             149
     Accounts payable and accrued expenses           (20,904)           7,416
     Other liabilities                                   504           (3,190)
              Total adjustments                       92,629          143,975

      Net cash provided by operating activities      217,286          270,934

Cash flows from investing activities
  Capital expenditures                              (156,343)        (185,851)
  Proceeds from disposal of property                   1,292            1,279
  Direct costs associated with acquisition            (3,239)               -
  Other investment activity                           (9,508)               -
      Net cash used in investing activities         (167,798)        (184,572)

Cash flows from financing activities
 Net(payments)proceeds under short-term borrowings   (67,000)           1,000
 Principal payments on long-term debt                 (1,122)          (1,348)
 Principal payments under capital lease obligations  (12,347)         (11,214)
 Direct financing costs                              (20,242)               -
 Dividends paid                                      (44,541)         (39,884)
 Repurchase of common stock                                -          (69,546)
 Proceeds from issuance of common stock                  835              860
      Net cash used in financing activities         (144,417)        (120,132)

Net decrease in cash and cash
 equivalents                                         (94,929)         (33,770)

Cash and cash equivalents at beginning
 of period                                           195,502          123,592

Cash and cash equivalents at end of period          $100,573         $ 89,822

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


2)  Supplemental Disclosure of Cash Flow Information:

    Selected cash payments and non-cash activities during the period were as follows:

                                        June 17, 2000   June 19, 1999

     Cash payments for income taxes           $83,114         $86,923

     Cash payments for interest,
      net of amounts capitalized               55,734          51,332


     Non-cash investing and financing activities:

     Capitalized lease obligations
      incurred for store properties            41,107          28,878

     Capitalized lease obligations
      terminated for store properties           1,120          17,406


     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.




3) Inventories

   Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 82% and 85% of inventories as of June 17, 2000 and June 19, 1999, respectively. Meat, produce and deli inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method were used entirely, inventories would have been $146.8 million and $141.5 million greater as of June 17, 2000 and June 19, 1999, respectively. Application of the LIFO method resulted in increases in the cost of goods sold of $3.9 million and $2.4 million for the 24 weeks ended June 17, 2000 and June 19, 1999, respectively.

4) Reclassification

   Certain financial statement items have been reclassified to conform to the current year's format.

5) Earnings Per Share

   Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding (155,241,244 and 158,125,106 for the second quarter of 2000 and 1999, respectively; 155,231,591 and 158,852,032 year to date for 2000 and 1999, respectively). Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. The common stock equivalents that were added to the weighted average shares outstanding for purposes of diluted EPS were 126,000 and 319,000 for outstanding stock options year to date for 2000 and 1999, respectively. For 1999, basic earnings per share and diluted earnings per share have been restated to reflect a one-for-three reverse stock split on September 9, 1999.


                                 -8-
Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

RESULTS OF OPERATIONS   (12 and 24 weeks ended June 17, 2000 compared to 12 and
24 weeks ended June 19, 1999)

     The Company recorded net income for the second quarter and year to date for 2000 of $59.2 million and $124.7 million, respectively, resulting in decreases of 13.4% and 1.8% over the corresponding periods of 1999.

     Net sales for the second quarter and year to date of 2000 were $2.6 billion and $5.1 billion, respectively, resulting in increases of 5.5% and 4.3% over the corresponding periods of 1999. Same store sales increased 1.1% for the second quarter and decreased 0.3% year to date. During the second quarter, the Company introduced new promotional campaigns at its Food Lion and Kash n'Karry banners to improve sales trends in response to a highly competitive sales environment in the first six months of 2000.

     Gross profit of 22.38% of sales for the second quarter this year was below the second quarter of last year of 22.96% of sales. Gross margins were adversely impacted in the second quarter by the cost of markdowns and changes in the mix of products sold as a result of promotional campaigns in a highly competitive sales environment. The Company's internal testing for the second quarter indicated minimal inflation; however, the Company has provided a $2.0 million LIFO provision in the second quarter of 2000 primarily due to an increase in paper products and cigarette costs. The current LIFO provision is adequate to cover this level of inflation.

     Year to date gross profit of 23.05% of sales compared favorably to the corresponding period of last year of 22.91% of sales. This improved gross profit was primarily due to continued category management initiatives of margin blending and category mix, particularly in the perishable (dairy and frozen) and grocery departments, partially offset by promotional markdowns.

     Selling and administrative expenses for the second quarter were $468.6 million (including $66.2 million in depreciation and amortization) or 17.70% of sales as compared to $440.5 million (including $59.7 million in depreciation and amortization) or 17.56% of sales in the corresponding period of the prior year. The increase in selling and administrative expenses was due primarily to increases in store salaries, store rent and depreciation. The Company has experienced increasing labor costs due to the low unemployment rates in all its operating markets, which in turn has created higher turnover as well as wage increases. Higher labor costs were partially offset by adjustments to benefit and insurance reserves to reflect current estimates. The increase in store rent was due to 76 new store openings and 149 expansions of existing stores since second quarter of last year. Depreciation and amortization of $66.2 million increased over the second quarter of last year of $59.7 million due to leasehold improvements and equipment purchases for new stores and renovations. Selling and administrative expenses for the second quarter of 1999 included a one-time charge of $3.3 million (pre-tax) related to executive post-employment benefits.

     Interest expense of $28.3 million for the second quarter of 2000 and $55.4 million year to date was higher as compared to $25.4 million and $49.7 million for the respective periods of 1999 due to an increase in short-term borrowings.

     Net income for the quarter was $59.2 million or 2.24% of sales as compared to $68.4 million or 2.72% of sales in the second quarter of the prior year. Basic and diluted earnings per share were $0.38 for the second quarter of 2000 compared to $0.43 last year.

Store Closing Costs
(Dollars in millions)

                               Reduction
                               of Asset     Lease     Accrued
                                Values   Liabilities  Expenses  Total
Balance at March 25, 2000           $8.2       $104.3     $1.1  $113.6
Additions                            0.2          3.1       .9     4.2
Reductions                          -0.3         -2.4      -.6    -3.3
Balance at June 17, 2000            $8.1       $105.0     $1.4  $114.5

     The Company recorded $3.9 million in store closing costs (included in Selling and Administrative Expenses on the Company's Consolidated Statement of Income) during the second quarter of 2000. These costs are included in the "Additions" line in the table above.

     Reductions relate primarily to on-going rent payments made on lease obligations.

     During the second quarter of 2000, the Company closed four stores and relocated three of these stores in the normal course of business. The revenues and operating results of these stores were not significant to the Company's total revenues and operating results.

     During the second quarter of 2000, the Company completed disposition efforts related to one closed store. At the end of the first quarter of 2000 the Company had $114.5 million in store closing costs related to 159 stores (156 leased and 3 owned) and one distribution center. Disposition efforts on the properties related to these facilities (leases, equipment, and buildings) will continue until all related properties are disposed.
                             -10-
Liquidity and Capital Resources

     Cash provided by operating activities totaled $217.3 million for the 24 weeks ended June 17, 2000, compared with $270.9 million for the same period last year. The decrease was primarily due to an increase in inventory levels, net of related accounts payable, and a decrease in accrued expenses mainly as a result of increased payouts for 1999 benefit plans.

     Capital expenditures totaled $156.3 million for the 24 weeks ended June 17, 2000, compared with $185.9 million for the same period in 1999. Year to date the Company opened 29 new stores and completed the renovation of 56 existing stores. In addition, during the 24 weeks of 2000, the Company had merger costs of $3.2 million related to the acquisition of Hannaford Bros. Co. and an investment of $9.5 million in a Thailand chain.

     With its 2000 growth plan, the Company anticipates a net increase in store square footage of approximately 8.0%. This plan is subject to change and review as conditions warrant. Capital expenditures currently estimated for 2000 are $360 million. Capital expenditures for 2000 will be financed through funds generated from operations and existing bank credit facilities.

     Cash flows used in financing activities for the 24 weeks ended June 17, 2000 increased to $144.4 million from $120.1 million for the same period of last year. The increase in cash used was primarily the result of payments on short-term borrowings and bridge financing costs incurred for the Company's announced Hannaford Bros. Co. acquisition.


The Company maintains the following bank and credit lines:

  A revolving credit facility with a syndicate of commercial banks providing $500.0 million in committed lines of credit, which expires in November 2000. As of June 17, 2000, the Company had $180.0 million in outstanding borrowings. There were no outstanding borrowings as of the end of the second quarter of 1999. During the second quarter of 2000, the Company had average borrowings of $114.8 million at a daily weighted average interest rate of 7.62%.

  Additional short-term committed lines of credit totaling $20.0 million were available when needed through May 29, 2000. The Company was not required to maintain compensating balances related to these lines of credit, and borrowings could occur



                             -11-
  periodically. These lines were replaced with additional uncommitted lines during the second quarter. The Company had no borrowings outstanding at June 17, 2000 and $20.0 million outstanding at the end of second quarter of 1999. During the second quarter while this line was available, the Company had average borrowings of $20.0 million at a daily weighted average interest rate of 6.58% with a maximum amount outstanding of $20.0 million.

  Periodic short-term borrowings may be placed under informal credit arrangements, which are available to the Company at the discretion of the lender. Borrowings for the second quarter were as follows:

                          Informal Credit Arrangements
                              (Dollars in millions)


                                          2000    1999
Outstanding borrowings
 at the end of the second quarter        $55.0   $42.0
Average borrowings                       $66.3   $26.8
Maximum amount outstanding              $125.0  $105.0
Daily weighted average interest rate     7.45%   5.09%


    The Company completed its acquisition of all the outstanding shares of Hannaford Bros. Co. in a cash and stock transaction valued at approximately $3.6 billion, including the assumption of debt, on July 31, 2000. Hannaford will operate as a subsidiary of Delhaize America, Inc. The acquisition will result in a combined entity that will include more than 1,400 stores on the Eastern seaboard and generate sales in excess of $14 billion a year.

    The Company estimates the total amount of cash required for the merger with Hannaford to be approximately $2.7 billion. The cash consideration required to complete the merger will be funded through (i) a 364-day capital markets bridge facility for up to $2.5 billion and (ii) a $500 million five-year syndicated revolving credit facility. The Company plans to commence a debt offering for long term financing to replace the bridge facility within one year from completion of the merger.

     The Company has entered into various agreements to hedge against a potential increase in interest rates on planned bond issues related to the announced acquisition of Hannaford Bros. Co. The notional amount of the agreements totals $1.75 billion. At June 17, 2000, the unrealized loss related to these agreements was $98.7 million as compared to the unrealized gain totaling $7.2 million at January 1, 2000. The
                              -12-

differential to be paid or received will be recognized as an adjustment to interest expense over the life of the underlying debt. The Company is subject to risk of nonperformance by the counterparties to the agreement. The Company does not anticipate nonperformance by the counterparties, who are major U.S. financial institutions.

     The Company finances its daily working capital requirements, when necessary, through the use of its various committed and uncommitted lines of credit. These financial instruments are sensitive to interest rate changes. Outstanding borrowings under such agreements are discussed above.

Other


    This report contains certain "forward-looking statements" within the protection of the statutory safe-harbors of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company, including filings with the Securities and Exchange Commission of Forms 10-Q, 10-K and 8-K.

     Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy or in the Company's primary markets, changes in consumer spending, competitive factors, the nature and extent of continued consolidation in the industry, changes in the rate of inflation and interest costs on borrowed funds, changes in state or federal legislation or regulation, changes in the availability and cost of labor, adverse determinations with respect to litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, and stability of product costs -- supply or quality control problems with the Company's vendors detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.

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

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings

           The Company has had no significant developments related to legal matters since the Item 3 disclosure included in the Company's Form 10Q filed May 9, 2000 for the 12 weeks ended March 25, 2000.

Item 2.   Change in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

(a). The Company held its Annual Meeting of Shareholders on May
     4, 2000.

(b). Not applicable

(c). Matters voted upon at the meeting

Election of Directors          For         Withheld         Broker
                                                           Non-Votes
Pierre-Olivier Beckers      62,034,416     3,048,545      10,207,581
Dr. J. Kelly Collamore      63,016,361     2,066,600      10,207,581
JC Coppieters`T Wallant     63,011,645     2,071,316      10,207,581
Pierre Dumont               62,971,571     2,111,390      10,207,581
William G. Ferguson         62,975,011     2,107,950      10,207,581
Dr. Bernard W. Franklin     63,014,506     2,068,455      10,207,581
Joseph C. Hall, Jr.         62,954,046     2,128,915      10,207,581
Margaret H. Kluttz          62,969,022     2,113,939      10,207,581
Bill McCanless              62,154,831     2,928,130      10,207,581
Dominique Raquez            62,066,357     3,016,604      10,207,581

Appointment of                 For     Against    Abstain     Broker
Independent Accountants                                      Non-votes

PricewaterhouseCoopers     64,683,909  312,254     86,798   10,207,581
LLP


                              For    Against   Abstain       Broker
                                                            Non-votes
Amendments to the
bylaws of the Company  61,215,211  3,421,843   445,907     10,207,581


                             For   Against     Abstain        Broker
                                                            Non-votes
Delhaize America,
Inc. 2000 Stock
Incentive Plan        51,479,101 3,775,822    582,955      19,542,664



Item 5.   Other Information

          None.


Item 6.   Exhibits and Reports on Form 8-K

(a).      Exhibits

          27   Financial Data Schedule

(b). The Company did not file a report on Form 8-K during the period ended June 17, 2000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   DELHAIZE AMERICA, INC.
                                   Registrant


DATE: August 1, 2000              BY:Laura Kendall
                                     Laura Kendall
                                     Chief Financial Officer
                                     Principal Accounting Officer

Exhibit Index


Exhibit   Description                                        Page
                                                               No.
 3        Bylaws of Delhaize America                        18-31

10a       Shareholders' Agreement                           32-39

10b       Stock Incentive Plan                              40-54

27        Financial Data Schedule                           55-56