Form 10-Q
period 2000-09-09
DELHAIZE AMERICA INC
filed 2000-10-24
CIK 37912

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                               FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 9, 2000

                                  OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ........to...........

                    Commission File number 1-15275

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
                                              Yes  X      No

Outstanding shares of common stock of the Registrant as of October 20, 2000.

       Class A Common Stock    105,820,355
       Class B Common Stock     75,290,542
                               181,110,897

                              Page 1 of 23


                        DELHAIZE AMERICA, INC.
                         INDEX TO FORM 10-Q
                          September 9, 2000



Part I.    FINANCIAL INFORMATION
                                                                Page

     Item 1. Financial Statements

             Consolidated Statements of Income for the 12 and
             36 weeks ended September 9, 2000 and September 11,
             1999                                                3-4

             Consolidated Balance Sheets as of September 9,
             2000, January 1, 2000 and September 11, 1999         5

             Consolidated Statements of Cash Flows for the
             36 weeks ended September 9, 2000 and September
             11, 1999                                             6

             Notes to Consolidated Financial Statements          7-11

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations      12-17

     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                          18

Part II.   OTHER INFORMATION

     Item 1. Legal Proceedings                                    18

     Item 2. Changes in Securities and Use of Proceeds            18

     Item 3. Defaults Upon Senior Securities                      18

     Item 4. Submission of Matters to a Vote of Security
             Holders                                              19

     Item 5. Other Information                                    19

     Item 6. Exhibits and Reports on Form 8-K                     19

     Signatures                                                   20

     Exhibit Index                                                21

                                 PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                      DELHAIZE AMERICA, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)
              For the 12 Weeks ended September 9, 2000 and September 11, 1999
                          (Dollars in thousands except per share data)

                                    Sept. 9, 2000    Sept. 11, 1999    Sept. 9, 2000  Sept. 11, 1999

                                                                                  %               %
Net sales and other revenues            $3,054,192        $2,586,835           100.00          100.00
Cost of goods sold                       2,326,612         1,955,860            76.18           75.61
Selling and administrative expenses        610,007           486,609            19.97           18.81
Store closing provision                     49,120             2,010             1.61            0.08
Asset impairment provision                  15,716              -                0.51            0.00
Merger and other non-recurring               3,932              -                0.13            0.00
Operating income                            48,805           142,356             1.60            5.50
Interest expense                            61,610            24,582             2.02            0.95
Income/(loss)before income taxes           (12,805)          117,774            (0.42)           4.55
Provision for income taxes                 ( 2,167)           44,755            (0.07)           1.73

Net income/(loss)                       $  (10,638)       $   73,019            (0.35)           2.82

Basic earnings(loss) per share          $    (0.06)       $     0.47
Diluted earnings(loss) per share        $    (0.06)       $     0.47
Dividends per share                     $     0.14        $     0.12

Weighted average number
of shares outstanding:

Class A                                 92,786,343        80,533,813
Class B                                 75,290,542        75,608,705
Total                                  168,076,885       156,142,518

                                   PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                  DELHAIZE AMERICA, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)
              For the 36 Weeks ended September 9, 2000 and September 11, 1999
                       (Dollars in thousands except per share data)

                                     Sept. 9, 2000   Sept. 11, 1999    Sept. 9, 2000 Sept. 11, 1999

                                                                                  %             %
Net sales and other revenues             $8,185,747       $7,508,901           100.00         100.00
Cost of goods sold                        6,191,471        5,679,119            75.64          75.63
Selling and administrative expenses       1,609,323        1,423,886            19.66          18.97
Store closing provision                      57,117            9,030             0.70           0.12
Asset impairment provision                   15,716             -                0.19           0.00
Merger and other non-recurring                6,876             -                0.08           0.00
Operating income                            305,244          396,866             3.73           5.28
Interest expense                            116,984           74,319             1.43           0.99
Income before income taxes                  188,260          322,547             2.30           4.29
Provision for income taxes                   74,241          122,569             0.91           1.63

Net income                               $  114,019       $  199,978             1.39           2.66

Basic earnings per share                 $     0.71       $     1.27
Diluted earnings per share               $     0.70       $     1.26
Dividends per share                      $     0.43       $     0.38

Weighted average number
of shares outstanding:

Class A                                  84,222,814       81,624,679
Class B                                  75,290,542       76,324,182
Total                                   159,513,356      157,948,861

                                                   -4-
                             DELHAIZE AMERICA, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                    (Unaudited)

                                       Sept. 9, 2000      Jan. 1, 2000    Sept. 11, 1999
Assets
Current assets:
 Cash and cash equivalents                $  139,635        $  195,502        $  150,099
 Receivables                                 261,034           235,457           195,997
 Inventories                               1,237,936         1,157,695         1,109,487
 Prepaid expenses                             76,524            28,407            20,250
 Deferred tax assets                          55,611            55,611            65,397
   Total current assets                    1,770,740         1,672,672         1,541,230

Property, at cost, less accumulated
 depreciation                              2,785,053         2,039,314         1,999,173
Intangible assets, less accumulated
 amortization                              3,305,540           254,276           265,002
Other assets                                  33,415             7,150             7,979
   Total assets                           $7,894,748        $3,973,412        $3,813,384

Liabilities and Shareholders' Equity
Current liabilities:
 Short-term borrowings                    $2,693,000        $  302,000        $     -
 Accounts payable                            736,996           569,592           723,345
 Accrued expenses                            432,667           369,230           383,203
 Capital lease obligations - current          28,925            23,877            22,868
 Long term debt - current                     78,787             2,834            21,230
 Other liabilities - current                  13,147            12,660            11,813
 Income taxes payable                           -                  -              34,614
   Total current liabilities               3,983,522         1,280,193         1,197,073

Long-term debt                               511,389           426,930           427,063
Capital lease obligations                    588,786           478,942           485,138
Deferred income taxes                        153,493             7,421              -
Other liabilities                            235,526           101,060           105,638
   Total liabilities                       5,472,716         2,294,546         2,214,912

Shareholders' equity:
Class A non-voting common stock,
 $.50 par value                               52,836            39,965            39,975
Class B voting common stock, $.50
 par value                                    37,645            37,645            37,654
Additional capital                           838,374           155,280           155,262
Retained earnings                          1,493,177         1,445,976         1,365,581
   Total shareholders' equity              2,422,032         1,678,866         1,598,472
   Total liabilities and
    shareholders' equity                  $7,894,748        $3,973,412        $3,813,384

                                DELHAIZE AMERICA, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
             For the 36 Weeks ended September 9, 2000 and September 11, 1999
                             (Dollars in thousands)
                                                    36 Weeks Ended
                                           Sept. 9, 2000     Sept. 11, 1999
Cash flows from operating activities
Net income                                        $  114,019          $ 199,978

Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                   220,952            177,654
     Loss(gain) on disposals of property and
       capital lease terminations                        667             (4,412)
Store closing reserves                                49,120                -
Asset impairment reserves                             15,716                -
Deferred income taxes                                 11,657                -
Other                                                  1,767                -
Changes in operating assets and liabilities:
 (Net of effects of acquired company)
     Receivables                                      10,993              3,104
     Inventories                                     123,194             (5,852)
     Prepaid expenses                                (20,945)               302
     Other assets                                      2,636                223
     Accounts payable and accrued expenses           (46,233)           201,428
     Income taxes payable                                -               34,614
     Other liabilities                                (3,218)            (6,587)
              Total adjustments                      366,306            400,474
     Net cash provided by operating activities       480,325            600,452

Cash flows from investing activities
  Capital expenditures                              (242,802)          (276,237)
  Proceeds from disposal of property                  71,818              4,465
  Investment in Hannaford,net of cash received
   and stock issued                               (2,633,156)               -
  Other investment activity                           (9,508)               -
      Net cash used in investing activities       (2,813,648)          (271,772)

Cash flows from financing activities
 Net proceeds(pymts)under short-term borrowings    2,391,000            (61,000)
 Principal payments on long-term debt                 (7,766)           (23,988)
 Principal pymts under capital lease obligations     (19,380)           (16,757)
 Direct financing costs                              (21,086)               -
 Dividends paid                                      (66,818)           (59,551)
 Repurchase of common stock                              -             (142,667)
 Proceeds from issuance of common stock                1,506              1,790
       Net cash provided by (used in)
          financing activities                     2,277,456           (302,173)

Net (decrease) increase in cash and cash
 equivalents                                         (55,867)            26,507
Cash and cash equivalents at beginning
 of period                                           195,502            123,592
Cash and cash equivalents at end of period        $  139,635          $ 150,099
                                        -6-

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

    The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the financial information includes all adjustments necessary for a fair presentation of interim results.


2)  Supplemental Disclosure of Cash Flow Information:

    Selected cash payments and non-cash activities during the period were as follows:

                                         Sept. 9, 2000   Sept. 11, 1999

     Cash payments for income taxes            $83,068          $87,934

     Cash payments for interest,
      net of amounts capitalized                99,823           68,315


     Non-cash investing and financing activities:

     Capitalized lease obligations
      incurred for store properties             65,664           31,313
     Capitalized lease obligations
      terminated for store properties            4,968           21,150


     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.


3) Inventories

   Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 82% of inventories for the periods ending September 9, 2000 and September 11, 1999. Meat, produce and deli inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method were used entirely, inventories would have been $147.3 million and $142.4 million greater as of September 9, 2000 and September 11, 1999, respectively. Application of the LIFO method resulted in increases in the cost of goods sold of $4.4 million and $3.3 million for the 36 weeks ended September 9, 2000 and September 11, 1999, respectively.

4) Reclassification

Certain financial statement items have been reclassified to conform to the current year's format.

5) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding (168,076,885 and 156,142,518 for the third quarter of 2000 and 1999, respectively; 159,513,356 and 157,948,861 year to date for 2000 and 1999, respectively). Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. The common stock equivalents that were added to the weighted average shares outstanding for purposes of diluted earnings per share were 2,392,000 and 282,000 for outstanding stock options year to date for 2000 and 1999, respectively.

6) Acquisition

The Company completed its acquisition of Hannaford Bros. Co.("Hannaford"), effective July 31, 2000,by merging (the "Merger") FL Acquisition Sub, Inc., a Maine corporation wholly owned by the Company, with and into Hannaford. The amounts and components of the estimated purchase price reflected in the financial information are as follows: (i) approximately $2.3 billion in cash and approximately 13.7 million shares of Delhaize America Class A common stock valued at approximately $352 million exchanged in the Merger for all the outstanding shares of Hannaford common stock, (ii) fully vested options to purchase approximately
4.2 million shares of Delhaize America Class A common stock valued at approximately $40 million, which were converted from options to acquire shares of Hannaford common stock, and (iii) approximately
$0.5 billion in cash and 11.9 million shares of Delhaize America
Class A common stock valued at approximately $306 million paid to

Empire Company Limited and E.C.L. Investments Limited (collectively the "Empire Group") in a transaction immediately preceding the Merger in exchange for all of the shares of Hannaford common stock held by the Empire Group. This acquisition was accounted for using the purchase method of accounting and, therefore, the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The results of operations of Hannaford are included in the consolidated results of the Company from the effective date of the acquisition.

The estimated fair value of assets acquired and liabilities assumed relating to the acquisition is summarized below:

Consideration and Acquisition Costs
Cash consideration                        $2,772,294
Stock consideration                          658,269
Fair value of options exchanged               39,861
Other acquisition costs                       17,441
                                          $3,487,865

Allocation of Purchase Price
Current assets                            $  401,776
Property, plant and equipment                727,025
Goodwill                                   2,570,388
Identified intangible and other (non-
  current)                                   531,761
Current liabilities                         (293,074)
Non-current liabilities                     (450,011)
                                          $3,487,865


The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Hannaford had been made at the beginning of the periods presented.

                                 -9-
                          12 weeks ended               36 weeks ended
                       9/9/00        9/11/99         9/9/00     9/11/99

Net sales and
  other revenues   $3,456,947     $3,289,776    $9,983,932   $9,568,552
Net income            (24,103)        42,257        27,382       96,850
Basic earnings
 per share               (.12)           .23           .15          .53
Diluted earning
 per share               (.12)           .23           .15          .52


The pro forma consolidated results of operations include adjustments to give effect to the sale of Hannaford's operations in the Southeastern United States, amortization of identified intangible assets and goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented nor is it indicative of the future results of the combined operations.

The Company has made a preliminary allocation of the purchase price under purchase accounting, the purchase price is allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess is allocated to goodwill. The acquisition resulted in goodwill of approximately $2.6 billion, which will be amortized over 40 years. Such allocations are subject to adjustment. Management does not expect the final allocations to differ materially from the amounts presented herein.


7) Asset Impairment

The Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these properties will be sufficient to recover the remaining recorded asset values. In accordance with SFAS 121, during the third quarter of 2000, based upon a comprehensive review of the Company's long-lived assets, the Company recorded a non-cash charge of $9.7 million (net of tax) related to the write-down of a portion of the recorded assets and related lease obligation values of the Company's stores that were operating as of September 9, 2000. Projected future undiscounted cash flows were used to determine whether the assets were impaired and the assets were adjusted to their estimated fair market values.


8) Store Closing Provision

The Company undertook a strategic review of its total operations to
                                -10-
identify stores that did not meet its long-term performance expectations. As a result of this review, the Company has elected to dedicate its resources to grow its three primary banners, Food Lion, Hannaford and Kash n' Karry and to discontinue its Save n' Pack banner in Florida. Of the 18 Save n' Pack stores, 13 locations will close and 5 locations will be converted to the Kash n' Karry banner. A store closing charge of $30.5 million (net of tax) has been recognized during the third quarter related to the closing of 15 locations, including the 13 Save n' Pack stores, two Food Lion stores and the relocation of 14 stores. The store closing charge includes charges related to reduction of asset values, lease liabilities and other operating expenses.

9) Pending transaction with majority shareholders

The Company received an offer on September 6, 2000 from its largest shareholder, Etablissements Delhaize Freres et Cie "Le Lion" S. A. ("Delhaize Group"), to exchange Delhaize Group stock for all of the outstanding shares of the Class A and Class B common stock of Delhaize America, Inc., not currently owned by the Delhaize Group (or its wholly owned subsidiary Delhaize The Lion America, Inc.) Under the Delhaize Group proposal, the consideration to be received by the public shareholders of the Company would consist of 0.35 common shares of Delhaize Group in exchange for each share of Class A and Class B common stock of the Company. The Company has established a special committee of independent directors to review the offer.

10) Recently issued accounting standards

In June of 1998, the Financial Accounting Standards Board issued FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to report all derivatives at fair value as assets and liabilities in their statements of financial position. The Company will adopt FAS No. 133 as required by FAS 137, "Deferral of the Effective Date of the FASB Statement No. 133," beginning in the first quarter of 2001. Although the Company has not fully assessed the impact of this pronouncement, the Company currently expects that, upon adoption, the unrealized loss on the interest rate hedge in place related to the anticipated debt offering would be required to be recorded as an adjustment to other comprehensive income, net of deferred tax effects, within shareholders' equity.



                                    -11-

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

RESULTS OF OPERATIONS (12 and 36 weeks ended September 9, 2000 compared to 12 and 36 weeks ended September 11, 1999.)

     The 12 weeks and 36 weeks ended September 9, 2000 include the operating results of Hannaford, for six weeks since its acquisition on July 31, 2000. Reclassifications have been made for all current and historical information presented herein from that contained in prior SEC filings on forms 10-Q, 10-K and 8-K for the Company.

     Earnings before interest, taxes, depreciation and amortization and other one-time charges (EBITDA) were $208.7 million or 6.8% of sales for the third quarter.

     After merger costs and one-time adjustments, the Company recorded a net loss for the third quarter of $10.6 million (.35% of sales) or a loss of $.06 per share compared to net income of $73.0 million or 2.82% of sales and $.47 per share in the third quarter of the prior year. The loss for the quarter reflected one-time adjustments of $30.5 million, net of tax, for store closing charges, $9.7 million, net of tax, for asset impairment charges, and $2.4 million, net of tax, in other merger related costs. Before these one-time adjustments and merger costs, net income was $32.0 million or $.19 per share in the third quarter of 2000. One-time adjustments and merger costs are discussed in detail below.

     On July 31, 2000 the Company completed its acquisition of Hannaford applying the purchase method of accounting. The amounts and components of the estimated purchase price reflected in the financial information are as follows: (i) approximately $2.3 billion in cash and approximately 13.7 million shares of Delhaize America Class A common stock valued at approximately $352 million exchanged in the Merger for all the outstanding shares of Hannaford common stock, (ii) fully vested options to purchase approximately 4.2 million shares of Delhaize America Class A common stock valued at approximately $40 million, which were converted from options to acquire shares of Hannaford common stock, and (iii) approximately $0.5 billion in cash and 11.9 million shares of Delhaize America Class A common stock valued at approximately $306 million paid to Empire Company Limited and E.C.L. Investments Limited (the "Empire Group") in a transaction immediately preceding the Merger in exchange for all of the shares of Hannaford common stock held by the Empire Group. During the third quarter, the Company's net income before one-time adjustments and merger costs was impacted by higher interest expense, net of tax, of $23.0 million and amortization of intangible assets related to the acquisition of $8.7 million, net of tax.

     Net sales and other revenues for the third quarter and year to date for 2000 were $3.1 billion and $8.2 billion, respectively, resulting in increases of 18.0% and 9.0% over the corresponding periods
                                    -12-
of 1999. The sales increase was primarily due to the acquisition of Hannaford during the third quarter and the opening of an additional 48 stores, net of 19 closings, and 165 renovations of existing stores. Consolidated comparable store sales increased 1.0% for the third quarter and 0.2% year to date.

     Gross profit of 23.82% of sales for the third quarter of 2000 and 24.36% of sales year to date was lower compared to 24.39% of sales and 24.37% of sales for the respective periods of 1999. Gross margins were affected by the cost of markdowns and changes in the mix of products sold at our Food Lion stores, as we continue to be responsive to a heightened competitive environment in the Southeastern United States. We are implementing strategies for expanding gross margins, including enhancing the merchandise offering, pursuing reduction in inventory shrinkage, procurement opportunities and further refinements to our retail pricing and promotional strategies.

     The Company has provided a $.5 million LIFO provision in the third quarter of 2000 due to minimal inflation, compared with a LIFO
provision of $.9 million last year.   The current LIFO provision is
adequate to cover the anticipated level of inflation.

     Selling and administrative expenses for the third quarter were $610.0 million (including $90.6 million in depreciation and amortization) or 19.97% of sales as compared to $486.6 million (including $60.5 million in depreciation and amortization) or 18.81% of sales in the corresponding period of the prior year. Third quarter this year includes six weeks of general and administrative expenses reported for Hannaford since its acquisition on July 31, 2000. The increase in selling and administrative expenses was due primarily to increases in store labor, store rent and depreciation and amortization. The Company has experienced increasing labor costs due to the low unemployment rates in all its operating markets, which in turn has created higher turnover as well as wage increases. The increase in store rent and depreciation and amortization was due to 48 new store openings, net of 19 closings, and 165 renovations of existing stores since third quarter of last year and the acquisition of Hannaford.

     Interest expense of $61.6 million for the third quarter of 2000 and $117.0 million year to date was higher compared to $24.6 million and $74.3 million for the respective periods of 1999 due to borrowings for the acquisition of Hannaford and for interest related to additional capital leases.

                                    -13-


Store Closing Costs
(Dollars in millions)

                               Reduction
                               Of Asset     Lease     Accrued
                                Values   Liabilities  Expenses  Total
Balance at June 17, 2000            $8.1      $105.0      $1.4  $114.5
Additions from Hannaford                        51.2      13.9    65.1
 Acquisition July 31, 2000
Additions                            5.5        41.2       2.9    49.6
Reductions                          -0.1        -3.2      -1.4    -4.7
Balance at September 9, 2000       $13.5      $194.2     $16.8  $224.5

     The balance sheet for the Company reflects the addition of the opening balances of Hannaford's store closing reserve of $65.1 million for 29 closed stores and site locations acquired in the Merger effective July 31, 2000.

     During the third quarter, the Company undertook a strategic review of its total operations to identify stores that were not in line with it's long-term performance expectations. As a result of this review, the Company has elected to dedicate its resources to grow its three primary store banners, Food Lion, Hannaford and Kash n' Karry, and will not continue to develop the Save n' Pack banner in Florida. Of the 18 Save n' Pack stores, 13 locations will close and 5 locations will be converted to the Kash n' Karry banner. A store closing charge of $30.5 million, net of tax, has been recognized during the third quarter related to the closing of 15 locations, including the 13 Save n' Pack stores and two Food Lion stores, and the relocation of 14 stores. These costs are included by category in the "Additions" line in the table above. The revenues and operating results of these stores were not significant to the Company's total revenues and operating results.

     Reductions relate primarily to on-going rent payments made on lease obligations.

     During the third quarter of 2000, the Company closed four stores and relocated two of these stores in the normal course of business.
The revenues and operating results of these stores were not significant to the Company's total revenues and operating results.

     During the third quarter of 2000, the Company completed disposition efforts related to nine closed stores. At the end of the third quarter of 2000 the Company had accrued $224.5 million in store closing costs related to 171 stores, eight undeveloped sites and one distribution center. Disposition efforts on the properties related to these facilities (leases, equipment and buildings) will continue until all related properties are disposed.


                                -14-


Asset Impairment Charge

     The Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these properties will be sufficient to recover the remaining recorded asset values. During the third quarter, based on a strategic review of the Company's long-lived assets the Company recorded a non-cash charge of $9.7 million, net of tax, related to the write-down of a portion of the recorded asset values of certain of the Company's operating stores to estimated realizable values. Projected future undiscounted cash flows were used to determine whether the assets were impaired.



Liquidity and Capital Resources

     Cash provided by operating activities totaled $479.9 million for the 36 weeks ended September 9, 2000, compared with $600.5 million for the same period last year. The decrease was primarily due to a decrease in income tax payable, a decrease in net income before store closing and asset impairment charges net of a decrease in inventory levels.

     Cash used in investing activities increased to $2.8 billion for the 36 weeks ended September 9, 2000, compared with $271.8 million for the same period last year primarily due to its acquisition of Hannaford during the quarter.

     Capital expenditures totaled $242.4 million for September 9, 2000, compared with $276.2 million for the same period in 1999.
Year to date, the Company opened 45 new stores and completed the renovation of 115 existing stores.

     With its 2000 growth plan, the Company anticipates a net increase in store square footage of approximately 17.7%. This plan is subject to change and review as conditions warrant. Capital expenditures currently estimated for 2000 are $368 million. Capital expenditures for 2000 will be financed through funds generated from operations and existing bank credit facilities.

     Cash provided by financing activities for the 36 weeks ended September 9, 2000 was $2.3 billion compared to cash used in financing activities of $302.2 million for the same period of last year. The increase in cash was primarily the result of the Company's short-term financing arrangements for its acquisition of Hannaford in the form of a $2.5 billion, 364-day term loan facility and two $500 million revolving credit facilities. The Company plans to commence a debt offering for long term financing to replace the bridge facility within one year from completion of the acquisition.
                             -15-

The Company maintains the following bank and credit lines:

    A revolving credit facility with a syndicate of commercial banks providing $1.0 billion in committed lines of credit, of which $500.0 million will expire in November 2000 and the remaining $500.0 million in July 2005. As of September 9, 2000, the Company had $195.0 million in outstanding borrowings. During the third quarter of 2000, the Company had average borrowings of $182.7 million at a daily weighted average interest rate of 8.26%.


    A 364-day term loan facility providing $2.5 billion that expires in July 2001. As of September 9, 2000, the Company had $2.4 billion in outstanding borrowings. During the third quarter of 2000, the Company had average borrowings of $1.2 billion at daily weighted average interest rate of 8.09%.


    Periodic short-term borrowings may be placed under informal credit arrangements, which are available to the Company at the discretion of the lender. Borrowings for the third quarter were as follows:

                     Informal Credit Arrangements
                         (Dollars in millions)


                                          2000    1999
Outstanding borrowings
 at the end of the third quarter         $83.0    $0.0
Average borrowings                       $53.7   $19.8
Maximum amount outstanding              $123.0   $90.0
Daily weighted average interest rate     7.67%   5.37%




     The Company has entered into certain agreements to hedge against a potential increase in interest rates on planned bond issues related to the acquisition of Hannaford. The notional amount of the agreements totals $1.75 billion. At September 9, 2000, the unrealized pretax loss related to these agreements was $124.5 million as compared to the unrealized gain totaling $7.2 million at January 1, 2000. The differential to be paid or received will be recognized as an adjustment to interest expense over the life of the underlying debt. The Company is subject to risk of nonperformance by the counterparties to the agreements. The Company does not anticipate nonperformance by the counterparties, which are major U.S. financial institutions.


                               -16-
     The Company finances its daily working capital requirements, when necessary, through the use of its various committed and uncommitted lines of credit. These financial instruments are sensitive to interest rate changes. Outstanding borrowings under such agreements are discussed above.

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

     Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy or in the Company's primary markets, changes in consumer spending, competitive factors, the nature and extent of continued consolidation in the industry, changes in the rate of inflation and interest costs on borrowed funds, changes in state or federal legislation or regulation, changes in the availability and cost of labor, adverse determinations with respect to litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, the ability to integrate and achieve operating improvements at Hannaford as well as other companies Delhaize America, Inc. acquires, and stability of product costs -- supply or quality control problems with the Company's vendors detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.

     The Company does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.




                              -17-

Item 3. Quantitative and Qualitative Disclosures About Market
Risk

     This information is set forth in Item 2 to this Form 10-Q and is hereby incorporated by reference.


Part II   OTHER INFORMATION

Item 1.   Legal Proceedings

     Since September 7, 2000, eight purported class action lawsuits have been filed against the Company, all or certain members of the Board of Directors of the Company, the Company's parent, Delhaize Group, and in two of the lawsuits, Delhaize The Lion America, Inc., a wholly-owned subsidiary of Delhaize Group, challenging the proposal received by the Company on September 6, 2000 from Delhaize Group to acquire all of the outstanding shares of the Class A and Class B common stock of the Company not currently owned by Delhaize Group or Delhaize The Lion
America, Inc. in exchange for 0.35 common shares of Delhaize Group per share (the "Exchange Offer"). Seven lawsuits are pending in the state courts of North Carolina, and the eighth suit is pending in Maryland state court. Each of the lawsuits was filed, based on information in the complaints, by a shareholder of the Company, on behalf of all other shareholders of the Company who are not either defendants or affiliates thereof, and seeks to have the class certified and the shareholder bringing the lawsuit named as representative of the class. The lawsuits generally seek to enjoin the transaction contemplated by the Exchange Offer, rescission, if the transaction is consummated, damages and attorneys' fees. No specific allegations of wrongdoing on the part of either the Company or its Board of Directors are made in the complaints, other than the conclusory assertion that Delhaize Group is engaging in self-dealing with the acquiescence of the Company's Board of Directors. The Company believes that the suits are without merit and will vigorously defend against the suits. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on the Company's financial position or results of operations.



Item 2.   Change in Securities and Use of Proceeds

          None.

Item 3.   Defaults Upon Senior Securities

          None.


                              -18-
Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

(a).      Exhibits

          27   Financial Data Schedule

(b).      The Company filed a report on Form 8-K pursuant to Item 2 and
          Item 7 on August 15, 2000 in connection with the completion of its acquisition of Hannaford Bros. Co.

          The Company filed a report on Form 8-KA pursuant to Item 2 and Item 7 on October 16, 2000 in connection with the completion of its acquisition of Hannaford Bros. Co.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   DELHAIZE AMERICA, INC.
                                   Registrant


DATE: October 24, 2000            BY: Laura Kendall
                                     Laura Kendall
                                     Chief Financial Officer
                                     Principal Accounting Officer

Exhibit Index


Exhibit   Description

27        Financial Data Schedule