Form 10-K405
period 2000-12-30
DELHAIZE AMERICA INC
filed 2001-03-30
CIK 37912

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 30, 2000. Commission File No. 1-15275

                             DELHAIZE AMERICA, INC.
             (Exact name of registrant as specified in its charter)

       North Carolina                                    56-0660192
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 1330, 2110 Executive Drive
Salisbury, North Carolina                                 28145-1330
---------------------------------------                ---------------
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code -- 704-633-8250

      Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
            Title of each class                         on which registered
            -------------------                       -----------------------
Class A Common Stock, par value $.50 per share        New York Stock Exchange
Class B Common Stock, par value $.50 per share        New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant based on the price of such stock at the close of business on March 23, 2001, was $634,576,434 and $1,282,770,905,
respectively. For purposes of this report and as used herein, the term "non-affiliate" includes all shareholders of the Registrant other than directors, executive officers and other senior management of the Registrant and persons holding more than five percent of the outstanding voting stock of the Registrant.

     Outstanding shares of common stock of the Registrant as of March 23, 2001.
                  Class A Common Stock -     106,195,155
                  Class B Common Stock -     75,290,542

     Exhibit index is located on sequential page 70 hereof.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I
Item 1.  Business.

         Delhaize America, Inc. (Delhaize America or the "Company") engages in one line of business, the operation of retail food supermarkets in the eastern United States. The Company was incorporated in North Carolina in 1957 and maintains its corporate headquarters in Salisbury, North Carolina and Scarborough, Maine. Delhaize America is a holding company having three subsidiaries that operate primarily under the banners Food Lion, Hannaford and Kash n' Karry.

     The Company's stores, which are operated under the banners "Food Lion," "Hannaford" and "Kash n' Karry," sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food, deli/bakery and non-food items such as health and beauty care, prescriptions, and other household and personal products. The Company offers nationally and regionally advertised brand name merchandise as well as products manufactured and packaged for the Company under the private labels of "Food Lion," "Hannaford" and "Kash n' Karry." Sales of private label products represented 16%, 20% and 15% of Food Lion's, Hannaford's and Kash n' Karry's respective sales in fiscal 2000.

     The products sold by the Company are purchased through buying departments in Salisbury, North Carolina and Portland, Maine. The centralization of the buying function allows the management of the Company to establish long-term relationships with many vendors providing various alternatives for sources of product supply.

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

As of December 30, 2000, 1,420 supermarkets were in operation as follows:

                               Food Lion    Hannaford Bros.      Kash n' Karry                Total
                               ---------    ---------------      -------------                -----
Delaware                              14                                                         14
Florida                               42                                   136                  178
Georgia                               61                                                         61
Kentucky                              13                                                         13
Maine                                                    46                                      46
Maryland                              66                                                         66
Massachusetts                                             6                                       6
New Hampshire                                            22                                      22
New York                                                 26                                      26
North Carolina                       446                                                        446
Pennsylvania                           9                                                          9
South Carolina                       120                                                        120
Tennessee                             89                                                         89
Vermont                                                   8                                       8
Virginia                             298                                                        298
West Virginia                         18                                                         18
                                   -----                ---                ---                -----
                                   1,176                108                136                1,420
                                   =====                ===                ===                =====

     As of March 23, 2001, the Company had opened eight supermarkets since December 30, 2000, and relocated one supermarket and signed leases for nine supermarkets which are expected to open in either 2001 or 2002.

     Warehousing and distribution facilities, including its transportation fleet, are owned and operated by the Company and are located in Green Cove Springs and Plant City, Florida; South Portland and Winthrop, Maine; Salisbury, Butner and Dunn, North Carolina; Schodack, New York; Greencastle, Pennsylvania; Elloree, South Carolina; Clinton, Tennessee; and Disputanta, Virginia.

     As of December 30, 2000, the Company employed 44,303 full-time and 76,137 part-time employees.

     The following table shows the number of stores opened, closed and relocated, and the number of stores open at the end of each year, for the past three fiscal years.


                              # Stores      # Stores      # Stores  # Stores Opened
                               Opened        Closed      Relocated      Year-end
                              --------      --------     ---------  ---------------
2000                             172 (a)      (18) (b)      (10)          1,420
1999                             100          (10)          (21)          1,276
1998                              79          (12)          (17)          1,207

(a) Includes 106 stores acquired from Hannaford Bros.
(b) Includes 13 Save n' Pack store closings

RECENT DEVELOPMENTS

     On November 16, 2000, the Company and Etablissements Delhaize Freres et Cie "Le Lion" S.A. ("Delhaize Group"), the owner of approximately 56% of the Company's vote stock as of March 15, 2001, entered into an agreement for a share exchange whereby each outstanding share of the Company's Class A and Class B common stock not already owned by Delhaize Group will be exchanged for 0.40 Delhaize Group American Depositary Shares, or ADSs, or, at the option of a Delhaize America shareholder, 0.40 Delhaize Group ordinary shares. Each Delhaize Group ADS will represent one ordinary share of Delhaize Group. Delhaize Group intends to apply for listing of the Delhaize Group ADSs on the New York Stock Exchange under the symbol "DEG" and Delhaize Group ordinary shares are traded on Euronext Brussels under the symbol "DELB". The Board of Directors of Delhaize America, acting upon the unanimous recommendation of a special committee of independent directors, has unanimously approved the share exchange. The share exchange cannot be completed unless the Delhaize America shareholders vote to approve the share exchange. Approval of the share exchange requires the affirmative vote of a majority of the outstanding Class A and Class B common stock of Delhaize America, each voting as a separate class. The Company has scheduled a special meeting on April 25, 2001 for the shareholders to vote on the share exchange and related matters. If the share exchange is consummated, the Company will become a wholly-owned subsidiary of Delhaize Group and 43% of Delhaize Group's ordinary shares will be held by former Delhaize America shareholders. The Company expects the transaction to be consummated during the second quarter of 2001.

Item 2.  Properties.

     The Company operated 1,176 supermarkets under the Food Lion banner in the mid-Atlantic and southeastern regions of the United States. Food Lion stores average approximately 34,500 square feet. The current Food Lion store prototype is approximately 38,000 square feet.

     At the end of fiscal 2000, the Company operated 108 Hannaford Bros. supermarkets, 72 of which are combination stores. Hannaford Bros. operates under the Hannaford and Shop`n Save banners in Maine, New Hampshire, Vermont, upstate New York and Massachusetts. Combination stores consist of traditional all-department supermarkets, together with pharmacies, other services and expanded general merchandise under one roof. Hannaford Bros. stores average approximately 49,000 square feet. The current Hannaford store prototypes are approximately 35,000 square feet and 55,000 square feet.

     At the end of fiscal 2000, the Company operated 136 Kash n' Karry supermarkets in central Florida. Kash n' Karry stores average approximately 40,500 square feet. The current Kash n' Karry store prototype is approximately 46,000 square feet.

     All of the Company's supermarkets are self-service stores which have off-street parking facilities. With the exception of operating 100 owned supermarkets, the Company occupies its various supermarket premises under lease agreements providing for initial terms of up to 30 years, with renewal options generally ranging from five to 20 years.

     At the end of 2000 the Company had $36.6 million (net book value) in property held for sale.

     The following table identifies the location and square footage of its 12 distribution centers and office space operated by the Company as of December 30, 2000.

                                                                     Square Feet
Location                                                           (in thousands)
Salisbury, North Carolina                                                  1,630
Greencastle, Pennsylvania                                                  1,236
Dunn, North Carolina                                                       1,225
Disputanta, Virginia                                                       1,124
Elloree, South Carolina                                                    1,099
Green Cove Springs, Florida                                                  832
Clinton, Tennessee                                                           833
Plant City, Florida                                                          760
South Portland, Maine                                                        520
Schodack, New York                                                           425
Butner, North Carolina                                                       370
Winthrop, Maine                                                              198
                                                                          ------
                                                                          10,252
                                                                          ======


Corporate Headquarters, Salisbury, North Carolina                            272
Corporate Headquarters, Scarborough, Maine                                   280

Item 3.  Legal Proceedings.

     The Company is from time to time involved in legal actions in the ordinary course of its business. The Company is not aware of any pending or threatened litigation, arbitration or administrative proceedings involving claims or amounts that, individually or in the aggregate, the Company believes are likely to materially harm its business, financial condition or future results of operations. Any litigation, however, involves risk and potentially significant litigation costs, and therefore the Company cannot give any assurance that any litigation which may arise in the future will not materially harm the Company's business, financial condition or future results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders.

     This item is not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

                          Market Price of Common Stock

                 Year Ended December 30, 2000                        Year Ended January 1, 2000
                      Class A               Class B                  Class A                   Class B
Quarter           High         Low          High         Low         High          Low         High          Low
------------------------------------------------------------------------------------------------------------------
First            20.56        16.19        21.38        16.50        33.38        27.56        32.06        27.38
Second           19.00        17.00        19.88        16.75        36.00        25.88        36.00        25.50
Third            18.81        14.50        18.63        14.88        38.16        23.44        37.50        24.00
Fourth           18.31        16.00        18.31        15.94        24.19        17.38        25.06        18.75

The Company's Class A and Class B common stock trade on the New York Stock Exchange under the symbols DZA and DZB, respectively. Price quotations are reported on the New York Stock Exchange. The closing market prices per share for both Class A and Class B common stock at December 30, 2000 were $17.69 and $18.00, respectively compared with $20.31 and $20.88, respectively for both Class A and Class B common stock at January 1, 2000. On March 23, 2001, there were 23,175 holders of record of Class A common stock and 11,160 holders of record of Class B common stock. The closing market prices per share for the Class A and the Class B common stock at March 23, 2001 were $19.35 and $19.30, respectively.


                  Dividends Declared Per Share of Common Stock

                        Year Ended December 30, 2000      Year Ended January 1, 2000
------------------------------------------------------------------------------------
Quarter                      Class A         Class B         Class A         Class B
First                         $.1443          $.1426          $.1260          $.1245
Second                         .1443           .1426           .1260           .1245
Third                          .1443           .1426           .1260           .1245
Fourth                         .1443           .1426           .1260           .1245
                              ------          ------          ------          ------
Total                         $.5772          $.5704          $.5040          $.4980
                              ======          ======          ======          ======

Item 6.  Selected Financial Data.

Five Year Summary of Operations
-------------------------------                                            2000              1999              1998
(Dollars in thousands                                                 (52 weeks)        (52 weeks)        (52 weeks)
  except per share amounts)                                                  (b)
--------------------------------------------------------------------------------------------------------------------
Financial Data:

 1. Net sales and other revenues                           $           12,669,932       10,891,231        10,230,840
 2. Same store sales percent
    change                                                 %                 0.84             1.82              2.57
 3. Cost of goods sold                                     $            9,562,855        8,209,491         7,794,754
 4. Selling and administrative
    expenses                                               $            2,522,094        2,077,781         1,894,989
 5. Asset impairment provision                             $               26,961            1,495             3,460
 6. Store closing charge/(income)                          $               42,834           12,605            14,321
 7. Operating income                                       $              476,642          588,394           523,316
 8. Depreciation and amortization                          $              372,541          258,512           236,021
 9. Interest expense                                       $              213,057          103,820            95,334
10. Income before income taxes                             $              263,585          484,574           427,982
11. Net income                                             $              155,486          300,435           272,585
12. Current assets                                         $            1,782,751        1,672,923         1,533,028
13. Non-current assets                                     $            6,144,045        2,304,092         2,163,275
14. Total assets                                           $            7,926,796        3,977,015         3,696,303
15. Current liabilities                                    $            4,063,701        1,251,364         1,031,034
16. Long-term debt                                         $              455,240          426,930           429,763
17. Capital lease obligations,
     deferred taxes and other
     liabilities                                           $              966,696          619,855           636,584
18. Shareholders' equity                                   $            2,441,159        1,678,866         1,598,922
19. Cash dividends
    Class A                                                $               49,960           41,045            36,832
    Class B                                                $               42,947           37,949            34,439
20. Weighted average shares
    outstanding (000)                                                     166,176          157,109           159,361
21. Weighted average diluted shares
    outstanding (000)                                                     168,665          157,297           159,707
22. Basic earnings per share (a)                           $                  .94             1.91              1.71
23. Diluted earnings per share                             $                  .92             1.91              1.71
24. Dividends per share (a)                                $                 .559             .503              .447
25. Book value per share (a)                               $                14.69            10.69             10.03
26. Asset turnover                                         X                 2.13             2.84              2.84
27. Return on sales                                        %                 1.23             2.76              2.66
28. Return on assets                                       %                 2.61             7.83              7.56
29. Total debt/ total capital                              %                61.82            42.38             39.59
30. Return on equity                                       %                 7.55            18.33             18.59
31. Return on investment                                   %                14.74            19.56             18.64
32. Current ratio                                          X                  .44             1.34              1.49

Other Data:

33. Store count                                                             1,420            1,276             1,207
34. Stores opened/acquired                                                    172              100                79
35. Stores relocated                                                         (10)             (21)              (17)
36. Stores closed                                                            (18)             (10)              (12)
37. Total retail square
    footage (000)                                                          51,366           43,020            38,887
38. Capital expenditures                                   $              392,968          410,888           356,058
39. Number of employees                                                   120,440           93,668            92,125
40. Recapitalization and
    stock splits                                                               --          1 for 3                --

Five Year Summary of Operations
-------------------------------                                           1997              1996
(Dollars in thousands                                                (53 weeks)        (52 weeks)
  except per share amounts)                                              (c)(d)
------------------------------------------------------------------------------------------------
Financial Data:

 1. Net sales and other revenues                           $         10,205,802        9,015,502
 2. Same store sales percent
    change                                                 %               0.22             5.70
 3. Cost of goods sold                                     $          7,857,106        6,972,239
 4. Selling and administrative
    expenses                                               $          1,866,529        1,615,386
 5. Asset impairment provision                             $                  0           22,187
 6. Store closing charge/(income)                          $             84,402         (27,600)
 7. Operating income                                       $            397,765          433,290
 8. Depreciation and amortization                          $            219,833          165,286
 9. Interest expense                                       $            115,389           80,520
10. Income before income taxes                             $            282,376          352,770
11. Net income                                             $            172,250          215,220
12. Current assets                                         $          1,347,411        1,540,215
13. Non-current assets                                     $          2,167,995        2,052,884
14. Total assets                                           $          3,515,406        3,593,099
15. Current liabilities                                    $            939,242        1,207,155
16. Long-term debt                                         $            586,355          495,111
17. Capital lease obligations,
     deferred taxes and other
     liabilities                                           $            656,624          665,745
18. Shareholders' Equity                                   $          1,333,185        1,225,088
19. Cash dividends
    Class A                                                $             31,825           26,436
    Class B                                                $             30,923           25,874
20. Weighted average shares
    outstanding (000)                                                   156,305          156,739
21. Weighted average diluted shares
     outstanding (000)                                                  161,364          161,743
22. Basic earnings per share (a)                           $               1.10             1.37
23. Diluted earnings per share                             $               1.09             1.35
24. Dividends per share (a)                                $               .401             .334
25. Book value per share (a)                               $               8.53             7.82
26. Asset turnover                                         X               2.87             2.87
27. Return on sales                                        %               1.69             2.39
28. Return on assets                                       %               4.85             6.84
29. Total debt/total capital                               %              46.94            50.24
30. Return on equity                                       %              13.47            18.49
31. Return on investment                                   %              15.81            18.61
32. Current ratio                                          X               1.43             1.28

Other Data:

33. Store count                                                           1,157            1,112
34. Stores opened/acquired                                                  164               64
35. Stores relocated                                                        (25)             (22)
36. Stores closed                                                           (94)              (3)
37. Total retail square
    footage (000)                                                        36,107           32,615
38. Capital expenditures                                   $            346,134          283,564
39. Number of employees                                                  83,871           73,170
40. Recapitalization and
    stock splits                                                             --               --

Notes to Five Year Summary of Operations

(a). Amounts are based upon the weighted average number of the Class A and Class B common shares outstanding.

(b). Results of operations of Hannaford, acquired in July 2000, are included in results of operations beginning July 31, 2000.

(c). Results of operations of Kash n' Karry, acquired in December 1996, are included in results of operations beginning in fiscal 1997.

(d). In 1997, the Company recorded a charge of $84.4 million related to the divestiture of its Southwest Market.

DEFINITIONS
Line

20. WEIGHTED AVERAGE SHARES OUTSTANDING: Weighted average shares outstanding have been restated to reflect the reverse stock split in 1999.
21. WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING: Weighted average diluted shares outstanding have been restated to reflect the reverse stock split in 1999.
22.  BASIC EARNINGS PER SHARE:  Net income per common share (line 11 / line 20).
23. DILUTED EARNINGS PER SHARE: Net income per common and potential shares outstanding.
24.  DIVIDENDS PER SHARE:  Cash dividends per common share (line 19 / line 20).
25. BOOK VALUE PER SHARE: Book value of shareholders' equity per common share (line 18 / line 20).
26. ASSET TURNOVER: The ratio of sales per dollar of assets employed during the year. It is calculated by dividing sales by the average total assets (line 1 / average line 14).
27. RETURN ON SALES: The percentage of net income earned on each dollar of sales (line 11 / line 1).
28. RETURN ON ASSETS: The percentage of net income earned on average total assets (line 11 / average line 14).
29. TOTAL DEBT/ TOTAL CAPITAL: The percentage of debt to shareholders' equity. It is calculated by dividing debt (short-term debt, long-term debt and capital lease obligations) by the sum of debt and shareholders' equity.
30. RETURN ON EQUITY: The percentage of net income earned on average shareholders' equity (line 11 / average line 18).
31. RETURN ON INVESTMENT: The percentage of net income, excluding interest expense, to invested capital ([line 11 + line 9]/[average line 16 + average line 18]).
32.  CURRENT RATIO:  The ratio of current assets to current liabilities (line
     12 / line 15).
33.  STORE COUNT:  Number of stores operating at year-end.
39. NUMBER OF EMPLOYEES: Number of full-time and part-time employees at year-end.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

OVERVIEW

         We reported net sales and other revenues of $12.7 billion in fiscal 2000, compared to $10.9 billion in fiscal 1999 and $10.2 billion in fiscal 1998. Net income was $155.5 million in fiscal 2000 compared to $300.4 million in fiscal 1999 and $272.6 million in fiscal 1998. Earnings before costs associated with the Hannaford acquisition and store closing and asset impairment provisions were $222.7 million in fiscal 2000 compared to $310.1 million and $283.6 million in fiscal 1999 and fiscal 1998, respectively.

         On July 31, 2000, we completed our acquisition of Hannaford. The financial information discussed in this management's discussion and analysis includes the results of Hannaford's operations for the 22 weeks beginning July 31, 2000 and ending December 30, 2000.

         During fiscal 2000, we opened 66 new stores, closed 28 existing stores (including 10 relocations) and acquired 106 stores in the Hannaford acquisition, resulting in a net increase of 144 stores. At the end of fiscal 2000, we operated 1,420 stores, compared to 1,276 stores at the end of fiscal 1999 and 1,207 stores at the end of fiscal 1998. We remodeled 173 stores in fiscal 2000, compared to 145 stores in fiscal 1999 and 141 stores in fiscal 1998.

         Earnings before interest, taxes, depreciation, amortization, LIFO (income) expense, merger expense, store closing provision and asset impairment provision ("EBITDA") was $956.5 million in fiscal 2000, compared to $866.3 million in fiscal 1999 and $801.8 million in fiscal 1998, representing annual increases of 10.4% and 8.0%, respectively. Our management and industry analysts generally consider EBITDA to be a measurement of the financial performance of our company that provides a relevant basis for comparison among companies. EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as a substitute for net income as a measure of performance, or for cash flow as a measure of liquidity. Investors should note that our calculation of EBITDA might differ from similarly titled measures for other companies. The following table sets forth, for the periods indicated, a calculation of our EBITDA:

                                                                                 Fiscal Year Ended
                                                               Dec. 30, 2000        Jan. 1, 2000        Jan. 2, 1999
                                                               -------------        ------------        ------------
                                                                                (dollars in millions)
Net income..............................................              $155.5              $300.4              $272.6
Add.....................................................
      LIFO (income) expense ............................                (1.0)                3.8                24.7
      Depreciation......................................               327.6               249.0               226.0
      Amortization of intangible assets.................                44.9                 9.6                10.0
      Store closing provision...........................                42.8                12.6                14.3
      Asset impairment provision........................                27.0                 1.5                 3.5
      Merger expense....................................                38.5                 1.5                   -
      Interest expense..................................               213.1               103.8                95.3
      Income taxes......................................               108.1               184.1               155.4
                                                                      ------              ------              ------

EBITDA..................................................              $956.5              $866.3              $801.8
                                                                      ======              ======              ======

EBITDA as a percent of sales and other revenues.........                 7.5%                8.0%                7.8%

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage which the listed amounts bear to net sales and other revenues:

                                                                                  Fiscal Year Ended
                                                               Dec. 30, 2000         Jan. 1, 2000       Jan. 2, 1999
                                                               -------------         ------------       ------------
Net sales and other revenues.............................             100.00%              100.00%            100.00%
Cost of goods sold.......................................              75.48                75.38              76.19
Selling and administrative expenses......................              19.91                19.08              18.52
Store closing provision..................................               0.34                 0.12               0.14
Asset impairment provision...............................               0.21                 0.01               0.03
Merger expense...........................................               0.30                 0.01                  -
                                                                        ----                 ----               ----
Operating income.........................................               3.76                 5.40               5.12
Interest expense.........................................               1.68                 0.95               0.93
                                                                        ----                 ----               ----
Income before income taxes...............................               2.08                 4.45               4.19
Provision for income taxes...............................               0.85                 1.69               1.52
                                                                        ----                 ----               ----

Net income ..............................................               1.23%                2.76%              2.67%
                                                                        ====                 ====               ====

SALES

         We derive revenues primarily from the sales of products in our stores. Sales and other revenues were $12.7 billion in fiscal 2000, compared to $10.9 billion in fiscal 1999 and $10.2 billion in fiscal 1998, resulting in annual increases of 16.3%, 6.5% and 0.2%, respectively. Our increase in sales in fiscal 2000 primarily resulted from 106 stores acquired in our acquisition of Hannaford, the opening of 66 new stores, and the remodeling of 173 existing stores. Comparable store sales, which include results from expanded and relocated stores, increased 0.8% during fiscal 2000, compared to increases of 1.8% and 2.6% in fiscal 1999 and fiscal 1998, respectively.

         At the end of fiscal 2000, we operated 1,420 stores, which consisted of 1,176 stores operating under the Food Lion banner, 108 stores operating under the Hannaford and Shop n' Save banners and 136 Kash n' Karry stores. In fiscal 2000, we opened 55 Food Lion stores, two Hannaford stores and nine Kash n' Karry stores. In fiscal 2000, we remodeled 134 Food Lion stores, five Hannaford stores and 34 Kash n' Karry stores. Our remodeling efforts included the updating of equipment and properties, as well as increasing the square footage and adding deli/bakeries to select stores. At the end of fiscal 2000, we had 51.4 million square feet of space in our stores, representing an increase of 19.4% compared to 43.0 million square feet of space at the end of fiscal 1999. During fiscal 2000, we also relocated 10 Food Lion stores and closed five Food Lion stores and 13 Save `n Pack stores. We have discontinued the Save `n Pack banner in Florida and expect to convert the remaining five Save `n Pack stores to the Kash n' Karry banner in fiscal 2001.

         We continue to benefit from our MVP and the PCC customer loyalty card programs. These programs, which are primarily vendor-supported, provide our customers with additional discounts on a selection of featured items. In fiscal 2000, the MVP customer loyalty card program at our Food Lion stores accounted for approximately 70% of Food Lion's sales and 50% of all transactions at Food Lion stores. In addition, during the last 12 weeks of fiscal 2000, more than seven million households used an MVP card and their purchases were two and one half to three times the size of non-MVP transactions. In fiscal 2000, the PCC loyalty card program at our Kash n' Karry stores accounted for approximately 50% of Kash n' Karry's sales and 40% of all transactions at Kash n' Karry stores. Items promoted on the PCC card averaged more than 2,000 per week in fiscal 2000 and PCC card transactions were almost twice the size of non-PCC card transactions. Kash n' Karry has currently issued more than one million PCC cards. Working with our vendors, we have increased targeted promotions and direct mail programs to our MVP and PCC card customers. We expect both the MVP and PCC loyalty card programs to continue to grow.

      In fiscal 2001, we intend to open 44 new stores, including 37 Food Lion stores, two Hannaford stores and five Kash n' Karry stores. During fiscal 2001, we also intend to relocate seven stores, resulting in a net increase of 37 stores. Our fiscal 2001 plans also include remodeling 217 stores, including 187 Food Lion stores, 15 Hannaford stores and 15 Kash n' Karry stores. We believe that our growth plan for 2001 will enable us to maintain our competitive edge in a number of our current markets. Store remodeling, on average, adds approximately 10% to a store's sales. In addition, we will continue to evaluate our store base and may close stores to take advantage of relocation opportunities or eliminate operating losses in under-performing stores. However, our growth strategy is flexible and we intend to revise our strategy accordingly in order to meet current and future customer needs.

GROSS PROFIT

         Gross profit as a percentage of sales was 24.52% in fiscal 2000, compared to 24.62% and 23.81% in fiscal 1999 and fiscal 1998, respectively. Gross profit in fiscal 2000 was adversely affected by the cost of markdowns, changes in the mix of products sold at our Food Lion stores as we responded to an intense competitive environment in the southeastern United States and inventory shrinkage. We plan to continue or implement strategies for expanding gross margins, such as enhancing merchandise offerings, pursuing procurement opportunities, managing retail prices and reducing inventory shrinkage. Private label sales, which varied by banner from 15% to 20% of total sales in fiscal 2000, continue to positively impact our gross profit percentage. The increase in gross profit in fiscal 1999 compared to fiscal 1998 was primarily due to category management initiatives and promotional activity through our MVP and PCC customer loyalty card programs.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses (which include depreciation and amortization) as a percentage of sales were 19.91% in fiscal 2000, 19.08% in fiscal 1999 and 18.52% in fiscal 1998. Excluding depreciation and amortization, selling and administrative expenses as a percentage of sales were 16.97%, 16.70% and 16.22% for fiscal 2000, fiscal 1999 and fiscal 1998, respectively. During fiscal 2000, selling and administrative expenses were negatively impacted as we continued to experience increasing labor costs due to the low unemployment rates in our operating markets, which, in turn, has created higher turnover as well as wage and benefit increases. Other increases in selling and administrative expenses in fiscal 2000 were store rent, utilities, and store operating expenses incurred primarily as a result of 64 new leased stores and expansions of existing stores.

         Depreciation and amortization as a percentage of sales was 2.94% in fiscal 2000 compared to 2.37% in fiscal 1999 and 2.31% in fiscal 1998. In fiscal 2000, we recorded $35.6 million (0.28% of fiscal 2000 sales) in goodwill and intangible asset amortization due to the Hannaford acquisition. We constructed and equipped 64 leased stores and two owned stores and remodeled 173 stores during fiscal 2000. In fiscal 1999, we constructed and equipped 92 leased stores and eight owned stores and remodeled 145 stores and in fiscal 1998, we constructed and equipped 72 leased stores and seven owned stores and remodeled 141 stores.

STORE CLOSINGS

         The following table is presented to show the number of stores closed and planned to be closed at the end of each year, along with the number of stores committed for closure during the year, the number of stores closed, the number of closed stores acquired and the number of stores sold or for which the lease was terminated.

                                                          Closed       Planned          Total
                                                                      Closings
As of January 3, 1998                                        179            24            203
Stores added                                                  --            33             33
Stores acquired                                                6            --              6
Planned closings completed                                    28           (28)            --
Stores sold/lease terminated                                 (82)           --            (82)
Stores not closed (Kash n' Karry)                             --            (3)            (3)
                                                            ----           ---           ----
As of January 2, 1999                                        131            26            157
Stores added                                                  --            16             16
Stores acquired                                               14            --             14
Planned closings completed                                    35           (35)            --
Stores sold/lease terminated                                 (24)           --            (24)
                                                            ----           ---           ----
As of January 1, 2000                                        156             7            163
Stores added                                                  --            36             36
Stores acquired                                               25             1             26
Planned closings completed                                    30           (30)            --
Stores sold/lease terminated                                 (24)           --            (24)
                                                            ----           ---           ----
As of December 30, 2000                                      187            14            201
                                                            ====           ===           ====

The following table reflects closed store liabilities at each year end and activity during the year including additions to closed store liabilities charged to operations, additions for closed stores acquired in purchase transactions, adjustments to liabilities based on changes in facts and circumstances and payments made.

(dollars in millions)
                                                                                 2000             1999            1998
                                                                                 ----             ----            ----
Balance, beginning of year                                                      $106.8          $113.5          $130.5

Additions charged to earnings:
 Store closings - lease obligations                                               33.5            13.7            12.2
 Store closings - other exit costs                                                 4.6             1.7             2.8
 Adjustments to prior year estimates -  lease obligations
                                                                                   0.8            (1.0)            1.1
 Adjustments to prior year estimates - other exit costs
                                                                                   3.9              --            (1.0)
 Reserves reversed to income                                                        --            (1.8)           (0.8)
                                                                                 -----           -----           -----
  Total charge to earnings                                                        42.8            12.6            14.3
                                                                                 -----           -----           -----

Reductions:
 Lease payments made                                                             (11.0)           (8.2)           (7.2)
 Lease termination payments                                                       (3.4)          (10.5)          (15.5)
 Payments for other exit costs                                                    (6.0)           (3.8)           (4.8)
                                                                                ------          ------          ------
   Total reductions                                                              (20.4)          (22.5)          (27.5)
                                                                                ------          ------          ------

Closed store liabilities associated with purchase transactions:

 Lease obligations                                                                39.8             2.4             2.8
 Other exit costs                                                                 19.9             0.8             0.6
 Adjustment to goodwill                                                           (3.7)             --            (7.2)
                                                                                ------          ------          ------
   Total acquired liabilities                                                     56.0             3.2            (3.8)
                                                                                ------          ------          ------

Balance, end of year                                                            $185.2          $106.8          $113.5
                                                                                ======          ======          ======

         The fiscal 2000 end of year balance of $185.2 million is comprised of lease liabilities and exit cost liabilities of $152.3 million and $32.9 million, respectively. The fiscal 1999 balance of $106.8 million is comprised of $96.9 million and $9.9 million, respectively, and the fiscal 1998 balance of $113.5 million consisted of $102.3 million and $11.2 million, respectively, and the fiscal 1998 opening balance is comprised of $116.9 million and $13.6 million, respectively.

         The Company provided for closed store liabilities in each of the fiscal years presented above relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments reflected in the above table. These other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined.

         During fiscal 2000, the Company recorded additions to closed store liabilities of $59.7 million related to 26 store properties acquired, or for which the lease was assumed, in the Hannaford acquisition. All but one of the 26 stores included in the reserve had been closed prior to the acquisition date. The remaining activities associated with exiting these stores are to maintain the store under the leasehold requirements, to dispose of any owned property and equipment and to settle the remaining lease obligations. The acquired Hannaford liabilities for closed stores include $39.8 million related to the present value of future unrecoverable lease liabilities with remaining non-cancelable terms ranging from 3 to 22 years. Other accrued exit costs are approximately $19.9 million for activities that are directly related to the remaining lease obligations, comprised of $10.3 million for real estate taxes, $7.9 million for property maintenance and utilities and $1.7 million for property insurance. Accrued exit costs are paid over the remaining lease term. A non-cash reduction in the amount of approximately $3.7 million was made prior to December 30, 2000, with a corresponding reduction in goodwill, principally related to a lease liability that was canceled.

         In fiscal 1999 and 1998, the Company acquired 14 closed stores and 6 closed stores, respectively. The related lease obligations and other exit costs of $3.2 million and $3.4 million for 1999 and 1998, respectively, were recorded as an addition to goodwill.

         In conjunction with the Kash n' Karry acquisition in late fiscal 1996, the Company identified 23 Kash n' Karry locations for closing based on either unacceptable performance or anticipated relocation of the store. The Company closed 13 of these stores in 1998 and 4 additional stores in 1999. Based on improved operating performance in 1998, a decision was made to not close 3 of the 23 identified Kash n' Karry locations. The original estimated store-closing costs of $7.2 million related to these three stores were recognized as a reduction of goodwill in 1998. It has taken the Company an unusually longer than anticipated time to execute its Kash n' Karry store closing plan due to real estate constraints in relocating the stores.

         The revenues and operating results for stores closed are not material to the Company's total revenues and operating results for any of the fiscal years presented above. Future cash obligations for closed store liabilities are tied principally to the remaining non-cancelable lease payments less sublease payments to be received. See Note 9 for a summary of the gross future cash flows for closed store lease obligations.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company monitors the carrying value of its long-lived assets, including intangible assets, for potential impairment based on projected undiscounted cash flows. If impairment is identified for long-lived assets other than real property, the Company compares the asset's future discounted cash flows to its current carrying value and records provisions for impairment as appropriate. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on the Company's previous efforts to dispose of similar assets and current economic conditions. Impairment of real property is recognized for the excess of carrying value over estimated fair market value, reduced by estimated direct costs of disposal. The carrying value of assets to be disposed amounted to approximately $36.6 million, $18.6 million and $21.0 million at December 30, 2000, January 1, 2000 and January 2, 1999 respectively.

         The pre-tax charge included in the income statement for asset impairment amounts to $27.0 million, $1.5 million, and $3.5 million for the 2000, 1999, and 1998, respectively. The fiscal 2000 impairment loss included $15.7 million attributable to certain under performing store assets as reported in the Company's third quarter based on discounted future cash flows associated with those store assets. The other impairment charges in each of the three fiscal years related principally to write-down of leasehold improvements and idle equipment from closed stores.

MERGER EXPENSES

         Merger expenses in fiscal 2000 included principally the amortization of costs incurred in connection with the borrowings related to the Hannaford Bros. acquisition.

INTEREST EXPENSE

         During fiscal 2000, we incurred interest expense of $213.1 million, compared to $103.8 million in fiscal 1999 and $95.3 million in fiscal 1998. As a percentage of sales, interest expense was 1.68% in fiscal 2000, 0.95% in fiscal 1999 and 0.93% in fiscal 1998. Interest expense increased in fiscal 2000 primarily as a result of short term borrowings related to the Hannaford acquisition.

         In fiscal 1998, we reached an agreement with the U.S. Internal Revenue Service, or IRS, regarding its examination of our tax years 1991 through 1994. As a result of this agreement, we received a refund related to taxes paid in previous years. The refund included interest income of $7.6 million, which was recorded during fiscal 1998 as a reduction to interest expense. In addition, interest expense was reduced by the conversion in fiscal 1998 of our convertible subordinated debentures to common stock.

LIFO

         Our inventories are stated at the lower of cost or market and we value approximately 83% of our inventory using the last-in, first-out, or LIFO, method. Our LIFO reserve decreased $1.0 million in fiscal 2000 compared to increases of $3.8 million in fiscal 1999 and $24.7 million in fiscal 1998. We experienced a slight deflationary impact in fiscal 2000 in categories such as grocery, pet food and alcoholic beverages, which were partially offset by inflation in categories such as paper products and cigarettes. In fiscal 1999 and fiscal 1998, LIFO increases were primarily due to an increase in cigarette costs.

INCOME TAXES

         The provision for income taxes was $108.1 million in fiscal 2000, $184.1 million in fiscal 1999 and $155.4 million in fiscal 1998. Our effective tax rate was 41.0% in fiscal 2000, 38.0% in fiscal 1999 and 36.3% in fiscal 1998. Our effective tax rate increased in fiscal 2000 over fiscal 1999 primarily as a result of non-deductible goodwill related to the Hannaford acquisition. Our effective tax rate for fiscal 1998 was reduced by the effect of a $7.2 million tax refund that we received from the IRS. We expect that our underlying effective tax rate for fiscal 2001 will be 38%, adjusted for the effect of non-deductible amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our operations and acquisitions from cash generated from our operations and borrowings.

         At the end of fiscal 2000, we had cash and cash equivalents of $135.6 million. We have historically generated positive cash flow from operations. Cash provided by operating activities was $646.2 million in fiscal 2000, compared to $505.9 million in fiscal 1999 and $441.1 million in fiscal 1998. Cash flows from operating activities increased in fiscal 2000 and fiscal 1999 primarily as a result of our net income before non-cash charges. In addition, in fiscal 2000, we were able to reduce our receivables and inventory, net of trade payables, by $100.7 million. Offsetting this cash inflow was an increase in fiscal 2000 in income tax receivable of $53.4 million. We initiated strategies in fiscal 2000 to decrease our receivables and inventory and expect to continue these strategies to generate additional cash flow in fiscal 2001. In both fiscal 1999 and fiscal 1998, we experienced an increase in inventory levels, net of trade payables, of $47.2 million and $72.0 million, respectively.

         Cash flows used in investing activities increased to $2.96 billion in fiscal 2000 compared to $391.3 million in fiscal 1999 and $246.2 million in fiscal 1998. The increase in investing activities in fiscal 2000 was primarily due to approximately $2.6 billion of cash used in the Hannaford acquisition, partially offset by increased proceeds from the sale of assets, which was attributable to the disposition of divested store properties related to the Hannaford acquisition. The increase in investing activities in fiscal 1999 compared to fiscal 1998 was primarily the result of an increase in capital expenditures. In addition, the decrease in investing activities in fiscal 1998 included proceeds from the sale of properties associated with the divestiture of our stores in the southwestern United States.

         Capital expenditures were $393.0 million in fiscal 2000 compared to $410.9 million in fiscal 1999 and $356.1 million in fiscal 1998. During fiscal 2000, we opened 66 new stores and renovated 173 existing stores and continued to expand square footage and add deli/bakeries in some of these stores as we did in fiscal 1999. During fiscal 1999, we opened 100 new stores and renovated 145 existing stores. During fiscal 1998, we opened 79 new stores and renovated 141 existing stores.

         Total store square footage increased 19.4% from 43.0 million square feet at the end of fiscal 1999 to 51.4 million square feet at the end of fiscal 2000, primarily due to the acquisition of 106 Hannaford stores and the opening of 66 new stores. Total store square footage increased 10.6% from 38.9 million square feet in fiscal 1998 to 43.0 million square feet at the end of fiscal 1999. Our total distribution space was 10.3 million square feet at the end of fiscal 2000 and 8.7 million square feet at the end of each of fiscal 1999 and fiscal 1998. The increase in distribution space in fiscal 2000 was primarily due to our acquisition of Hannaford and its related distribution centers.

         In fiscal 2001, we plan to incur approximately $450.0 million in capital expenditures, including approximately $202.0 million to renovate over 200 stores, approximately $105.0 million for new stores and approximately $143 million primarily for information technology, logistics, and distribution. Specifically, we expect to open a total of 44 new stores and remodel and/or expand approximately 200 existing stores, increasing square footage by 4.0% to
53.4 million square feet. We plan to finance capital expenditures during fiscal 2001 through funds generated from operations and existing bank facilities.

         Cash provided by financing activities was $2.3 billion in fiscal 2000 compared to cash used in financing activities of $44.5 million in fiscal 1999 and $164.6 million in fiscal 1998. Cash provided by financing activities increased in fiscal 2000 primarily as a result of $2.4 billion in short-term borrowings for the Hannaford acquisition. In fiscal 2000, we paid merger related financing costs of $46.0 million, which primarily includes fees paid in connection with the financing for the Hannaford acquisition. The decrease in cash flows provided by financing activities in fiscal 1999 was primarily the result of proceeds received under short-term borrowings offset partially by funds used under our share repurchase plan, as described below, and principal payments on long-term debt.

         During the third quarter of fiscal 1999, we suspended our share repurchase program as a result of our announced plan to acquire Hannaford. We expended $142.7 million for the purchase of Class A and Class B shares during fiscal 1999 compared to $50.2 million in 1998. The table below sets forth information regarding our share repurchases during fiscal 1999 and fiscal 1998.

FISCAL                                          CLASS A                  CLASS B
------                                      -----------              -----------
1999
         Shares purchased                     2,759,700                1,636,100
         Average purchase price                  $32.37                   $32.61
         Total purchased                    $89,331,489              $53,353,221
                                            ===========              ===========

1998
         Shares purchased                     1,028,567                  632,333
         Average purchase price                  $31.11                   $28.80
         Total purchased                    $31,998,719              $18,211,190
                                            ===========              ===========

DEBT

         At the end of fiscal 2000, we had approximately $2.4 billion outstanding under a $2.5 billion 364-day term loan facility that matures in July 2001. The borrowings under this facility were used to fund the cash portion of the purchase price of the Hannaford acquisition. Our outstanding debt under this facility had an interest rate of 8.1875% at the end of fiscal

2000. We intend to refinance the $2.4 billion term loan through a long-term debt offering which we expect to close in the second quarter of 2001.

         We maintain two revolving credit facilities with a syndicate of commercial banks that provides us with $1.0 billion in committed lines of credit, of which $500.0 million will expire in November 2001 and the remaining $500.0 million will expire in July 2005. At the end of fiscal 2000, we had $285.0 million in outstanding borrowings under our credit facilities, compared to $205.0 million at the end of fiscal 1999. During fiscal 2000, we had average borrowings of $190.7 million at a daily weighted average interest rate of 7.95%. During fiscal 1999, we had average borrowings of $81.2 million at a daily weighted average interest rate of 7.53%.

         At the end of fiscal 2000, our company also had outstanding medium-term notes of $122.3 million due from 2001 to 2006 at interest rates of 8.40% to 8.73% and outstanding medium-term notes of $106.7 million due from 2001 to 2017 at interest rates of 6.16% to 14.15%. At the end of fiscal 2000, we also had long-term debt securities outstanding of $300.0 million, of which $150.0 million matures in 2007 at an interest rate of 7.55% and $150.0 million matures in 2027 at an interest rate of 8.05%. We also had mortgage notes payable of $42.9 million due from 2001 to 2011 at interest rates of 7.55% to 10.35% at the end of fiscal 2000.

         We also enter into significant leasing obligations related to our store properties. Capital lease obligations outstanding at the end of fiscal 2000 were $631.1 million compared to $502.8 million at the end of fiscal 1999. These leases generally have terms of up to 20 years. We also had significant operating lease commitments at the end of fiscal 2000. Total annual minimum operating lease commitments are approximately $225.0 million in fiscal 2001, including approximately $29.0 million related to closed store properties, decreasing gradually to approximately $209.6 million in 2005, including approximately $23.8 million related to closed store properties.

         As set forth in the table below, we also have periodic short-term borrowings under informal credit arrangements that are available to us at the lenders' discretion.

                                                              FISCAL YEAR ENDED
                                            DECEMBER 30, 2000       JANUARY 1, 2000       JANUARY 2, 1999
                                            -----------------       ---------------       ---------------
                                                             (in millions of U.S. dollars)
Outstanding Borrowings at year end                     $ 40.0                $ 77.0                $ 41.0
Average borrowings                                       64.4                  20.7                  12.2
Maximum amount outstanding                              125.0                 105.0                 100.0
Daily weighted average interest rate                     7.36%                 5.60%                 5.47%

MARKET RISK

         Our company is exposed to changes in interest rates primarily as a result of our long-term debt requirements. Our interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. We maintain certain fixed-rate debt to take advantage of lower relative interest rates currently available. We have not entered into any of our financial instruments for trading purposes.

         We entered into interest rate hedge agreements to hedge against potential increases in interest rates related to the Company's planned debt offering. At the end of fiscal 2000, the notional amount of these hedge agreements was $1.75 billion. These hedge agreements are structured to hedge against the risk of increasing market interest rates based on U.S. treasury rates, with the specified rates based on the expected maturities of the planned debt offering and the expected maturity of our new term loan.

         In October 2000, we entered into related agreements to limit the amount of any unrealized loss associated with future interest rate reductions to approximately $197.6 million before taxes. We paid $19.8 million as consideration for these agreements, which is being amortized to expense over the period of the contract through March 2001.

         The Company believes the issuance of the debt is probable, and the contractual interest rates in the agreements are highly correlated with the expected interest rates to be incurred on the debt. These agreements are expected to be settled upon issuance of the debt. Upon settlement of these agreements, the realized gain or loss that we will pay or receive will be deferred and will be amortized as interest expense over the life of the underlying debt. At the end of fiscal 2000, the unrealized loss related to these agreements was $197.6 million before taxes. At the end of fiscal 1999, the unrealized gain related to these agreements was $7.2 million before taxes.

         We are subject to risk of nonperformance by the counterparties to these agreements. We regularly monitor the creditworthiness of these counterparties and do not anticipate nonperformance, as substantially all of the counterparties are large U.S. financial institutions.

         The table set forth below provides cash flows and related interest rates of our long-term debt by fiscal year of maturity.

                                                                                                                               FAIR
                                        2001           2002           2003         2004          2005     THEREAFTER          VALUE
                                      ------         ------         ------         ----         -----     ----------         ------
                                                                      (dollar amounts in millions)
Medium-term notes ............        $119.5         $ 10.9         $ 20.5        $ 8.0         $11.2         $ 58.9         $230.1
Average interest rate ........          8.28%          7.13%          7.82%        7.06%         7.42%          7.15%

Debt securities ..............            --             --             --           --            --         $300.0         $272.4
Average interest rate ........            --             --             --           --            --           7.80%

Mortgage payables ............        $  5.4         $  6.0         $  6.1        $ 5.4         $ 3.2         $ 21.5         $ 47.6
Average interest rate ........          9.29%          9.22%          9.12%        8.98%         8.94%          8.94%

Other note payable ...........        $  1.3         $  1.6         $  2.0           --            --             --         $  4.9
Fixed interest rate ..........         11.25%         11.25%         11.25%          --            --             --

SELF INSURANCE

         We are self-insured for our workers' compensation, general liability and vehicle accident claims. We establish reserves based on an actuarial valuation of open claims reported and an estimate of claims incurred but not yet reported. Maximum self-insured retention, including defense costs per occurrence, is $500,000 per individual claim for workers' compensation, automobile liability and general liability. We are insured to cover costs, including defense costs, in excess of these limits. It is possible that the final resolution of some of these claims may require us to make significant expenditures in excess of our existing reserves over an extended period of time, and in a range of amounts that cannot be reasonably estimated.

IMPACT OF INFLATION

         During fiscal 2000, we experienced slight deflation on merchandise purchases. As in previous years, we experienced an increase in our labor costs during the year which was partially offset by increased productivity.

RECENTLY ISSUED ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards (SFAS) No. 133 as amended, requires entities to report all derivatives as assets or liabilities in their statements of financial position at fair value. Adoption of SFAS No. 133 is required beginning in the first quarter of fiscal 2001. If the Company had adopted SFAS No. 133 early, an unrealized loss associated with the interest rate hedge on the Company's anticipated debt offering in the amount of approximately $122.5 million, net of tax, would have been recognized as other comprehensive loss in the Company's Statement of Shareholders' Equity at December 30, 2000.

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

         Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy or in the Company's primary markets, changes in consumer spending, competitive factors, the nature and extent of continued consolidation in the industry, changes in the rate of inflation, changes in state or federal legislation or regulation, changes in the availability of labor, adverse determinations with respect to litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, and stability of product costs, supply thereof or quality control problems with the Company's vendors, which may be detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information set forth beneath the heading "Market Risk" under Item 7 hereof is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.

Presented below are the Registrant's Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity, Consolidated Statement of Cash Flows, Notes to Consolidated Financial Statements, Report of Independent Accountants and Results by Quarter.

CONSOLIDATED STATEMENTS OF INCOME

                                                   Year Ended           Year Ended           Year Ended
(Dollars in thousands except  per share           December 30,           January 1,           January 2,
amounts)                                                 2000                 2000                 1999
-------------------------------------------------------------------------------------------------------
Net sales and other revenues                      $12,669,932          $10,891,231          $10,230,840
Cost of goods sold                                  9,562,855            8,209,491            7,794,754
Selling and administrative
 expenses                                           2,522,094            2,077,781            1,894,989
Store closing provision                                42,834               12,605               14,321
Asset impairment provision                             26,961                1,495                3,460
Merger expense                                         38,546                1,465                   --
                                                  -----------          -----------          -----------
Operating income                                      476,642              588,394              523,316
Interest expense                                      213,057              103,820               95,334
                                                  -----------          -----------          -----------
 Income before income taxes                           263,585              484,574              427,982
Provision for income taxes                            108,099              184,139              155,397
                                                  -----------          -----------          -----------
 Net income                                       $   155,486          $   300,435          $   272,585
                                                  ===========          ===========          ===========

Earnings per share:
     Basic                                        $      0.94          $      1.91          $      1.71
     Diluted                                      $      0.92          $      1.91          $      1.71

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands                                              December 30,          January 1,
 except per share amounts)                                                 2000                2000
---------------------------------------------------------------------------------------------------
Assets

Current assets:
   Cash and cash equivalents                                         $  135,636          $  193,721
   Receivables                                                          204,695             210,106
   Income tax receivable                                                 82,483              29,056
   Inventories                                                        1,260,532           1,157,695
   Prepaid expenses                                                      49,409              26,734
   Deferred tax assets                                                   49,996              55,611
                                                                     ----------          ----------
    Total current assets                                              1,782,751           1,672,923

Property and equipment, net                                           2,825,241           2,039,569
Intangible assets, net                                                3,275,718             254,276
Other assets                                                             43,086              10,247
                                                                     ----------          ----------
    Total assets                                                     $7,926,796          $3,977,015
                                                                     ==========          ==========

Liabilities and Shareholders' Equity

Current liabilities:
   Short-term borrowings                                             $2,740,000          $  302,000
   Accounts payable                                                     762,552             572,940
   Accrued expenses                                                     339,837             304,462
   Capital lease obligations - current                                   30,622              23,877
   Long-term debt - current                                             126,196               2,834
   Other liabilities - current                                           64,494              45,251
                                                                     ----------          ----------
    Total current liabilities                                         4,063,701           1,251,364

Long-term debt                                                          455,240             426,930
Capital lease obligations                                               600,472             478,942
Deferred income taxes                                                   153,018               7,421
Other liabilities                                                       213,206             133,492
                                                                     ----------          ----------
    Total liabilities                                                 5,485,637           2,298,149
                                                                     ----------          ----------

Commitments and contingencies (see Note 16)                                  --                  --

Shareholders' equity:
  Class A non-voting common stock,
   $.50 par value; authorized 1,500,000,000
   shares; 105,996,000 shares issued and
   outstanding at December 30, 2000 and
   79,931,000 shares at January 1, 2000                                  52,998              39,965
  Class B voting common stock, $.50
   par value; authorized 1,500,000,000 shares;
   75,290,000 shares issued and outstanding at
   December 30, 2000 and January 1, 2000                                 37,645              37,645
 Additional paid-in capital                                             841,961             155,280
 Retained earnings                                                    1,508,555           1,445,976
                                                                     ----------          ----------
    Total shareholders' equity                                        2,441,159           1,678,866
                                                                     ----------          ----------
    Total liabilities and shareholders'
     equity                                                          $7,926,796          $3,977,015
                                                                     ==========          ==========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended           Year Ended
                                                                   December 30,           January 1,
(Dollars in thousands)                                                     2000                 2000
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                          $   155,486           $ 300,435
                                                                     -----------           ---------
 Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization                                          372,541             258,512
  Non-cash portion of merger expense                                      27,634                  --
  Loss (gain) on disposals of property                                     6,896              (3,835)
  Store closing provisions                                                42,834              12,605
  Asset impairment provisions                                             26,961               1,495
  Deferred income taxes                                                   27,970              30,116
  Other                                                                    3,525                  --
  Changes in operating assets
  and liabilities net of effect of
  acquisition:
    Receivables                                                           30,807             (11,838)
    Income tax receivable                                                (53,427)            (19,038)
    Inventories                                                          100,598             (54,060)
    Prepaid expenses                                                      (2,843)              5,384
    Other assets                                                          (1,081)             (6,400)
    Accounts payable                                                     (30,736)              6,822
    Accrued expenses                                                     (35,117)              8,049
    Income taxes payable                                                   4,565                  --
    Other liabilities                                                    (30,408)            (22,326)
                                                                     -----------           ---------
      Total adjustments                                                  490,719             205,486
                                                                     -----------           ---------
      Net cash provided by operating
       activities                                                        646,205             505,921
                                                                     -----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                   (392,968)           (410,888)
 Proceeds from sale of property                                           76,346              19,622
 Investment in Hannaford, net of cash
   acquired                                                           (2,637,870)                 --
 Other investment activity                                                (9,508)                 --
                                                                     -----------           ---------
       Net cash used in investing
        activities                                                    (2,964,000)           (391,266)
                                                                     -----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds under 364-day term loan
 facility
                                                                       2,415,000                  --
 Net proceeds under short-term
  borrowings                                                              23,000             241,000
 Principal payments on long-term debt                                    (21,441)            (42,517)
 Proceeds from issuance of long-term debt                                  4,935                  --
 Principal payments under capital
  lease obligations                                                      (27,272)            (22,518)
 Direct financing costs                                                  (45,998)                 --
 Dividends paid                                                          (92,907)            (78,994)
 Repurchase of common stock                                                   --            (142,694)
 Proceeds from issuance of common
 stock
                                                                           4,393               1,197
                                                                     -----------           ---------
       Net cash provided by (used in)
        financing activities                                           2,259,710             (44,526)
                                                                     -----------           ---------
Net (decrease) increase in cash and
 cash equivalents                                                        (58,085)             70,129
Cash and cash equivalents at beginning
 of year                                                                 193,721             123,592
                                                                     -----------           ---------
Cash and cash equivalents at end of year                             $   135,636           $ 193,721
                                                                     ===========           =========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended
                                                                    January 2,
(Dollars in thousands)                                                    1999
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                           $ 272,585
                                                                      ---------
 Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization                                         236,021
 (Gain)loss on disposals of property                                     (8,192)
  Store closing provisions                                               14,321
  Asset impairment provisions                                             3,460
  Deferred income taxes                                                  44,999
  Changes in operating assets
   and liabilities:
    Receivables                                                         (31,096)
    Income tax receivable                                                (3,146)
    Inventories                                                        (120,891)
    Prepaid expenses                                                      2,042
    Other assets                                                          2,243
    Accounts payable                                                     48,941
    Accrued expenses                                                     19,451
    Income taxes payable                                                     --
    Other liabilities                                                   (39,659)
                                                                      ---------
      Total adjustments                                                 168,494
                                                                      ---------
      Net cash provided by operating
        activities                                                      441,079
                                                                      ---------

Cash flows from investing activities
 Capital expenditures                                                  (356,058)
 Proceeds from sale of property                                         109,850
                                                                      ---------
       Net cash used in investing
        activities                                                     (246,208)
                                                                      ---------

Cash flows from financing activities
Net (payments) proceeds under short-term
 borrowings                                                             (19,000)
Principal payments on long-term debt                                     (6,154)
Proceeds from issuance of long-term debt                                     --
Principal payments under capital
 lease obligations                                                      (22,172)
Dividends paid                                                          (71,271)
Repurchase of common stock                                              (50,192)
Proceeds from issuance of common stock                                    4,170
                                                                      ---------
       Net cash (used in) provided by
        financing activities                                           (164,619)
                                                                      ---------
Net increase (decrease) in cash and
 cash equivalents                                                        30,252
Cash and cash equivalents at beginning
 of year                                                                 93,340
                                                                      ---------
Cash and cash equivalents at end of year                              $ 123,592
                                                                      =========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 Class A                         Class B
                                                  Common                          Common
(Dollars and shares in thousands except           Stock                           Stock
per share amounts)                                Shares          Amount          Shares          Amount
---------------------------------------------------------------------------------------------------------
Balances January 3, 1998                           78,741        $ 39,371          77,575        $ 38,788
 Cash dividends declared:
    Class A - $.4500 per share
    Class B - $.4440 per share
 Sale of stock                                        249             124
 Repurchase of common stock                        (1,029)           (515)           (632)           (316)
 Restricted shares (See Note 13)                       10               5
 Converted debt                                     4,660           2,330
 Net income
---------------------------------------------------------------------------------------------------------
Balances January 2, 1999                           82,631          41,315          76,943          38,472
 Cash dividends declared:
    Class A - $.5040 per share
    Class B - $.4980 per share
 Sale of stock                                         55              27
 Repurchase of common stock                        (2,760)         (1,380)         (1,636)           (819)
 Restricted shares (See Note 13)                       28              14
 Cash in lieu of fractional
  shares in connection with
  reverse stock split                                 (23)            (11)            (17)             (8)
 Net income
---------------------------------------------------------------------------------------------------------
Balances January 1, 2000                           79,931          39,965          75,290          37,645
 Cash dividends declared:
    Class A - $.5772 per share
    Class B - $.5704 per share
 Sale of stock                                        365             183
 Restricted shares (See Note 13)                       77              38
 Stock consideration given in
 Hannaford acquisition including
  options, net of issuance
  costs                                            25,623          12,812
 Shares issued under
  restricted plan
 Amortization of restricted stock
 Unrealized gain on securities
 Net income
---------------------------------------------------------------------------------------------------------
Balances December 30, 2000                        105,996        $ 52,998          75,290        $ 37,645
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                                                        Other
                                       Additional   Comprehensive    Unearned          Retained             Total
                                        Paid-in         Income     Compensation        Earnings
                                        Capital
---------------------------------------------------------------------------------------------------------------------

Balances January 3, 1998               $  157,111          --              --        $  1,097,915        $  1,333,185
 Cash dividends declared:
    Class A - $.4500 per share                                                            (36,832)            (36,832)
    Class B - $.4440 per share                                                            (34,439)            (34,439)
 Sale of stock                              3,834                                                               3,958
 Repurchase of common stock               (49,361)                                                            (50,192)
 Restricted shares(See Note 13)               207                                                                 212
 Converted debt                           108,115                                                             110,445
 Net income                                                                               272,585             272,585
---------------------------------------------------------------------------------------------------------------------
Balances January 2, 1999                  219,906          --              --           1,299,229           1,598,922
 Cash dividends declared:
    Class A - $.5040 per share                                                            (41,045)            (41,045)
    Class B - $.4980 per share                                                            (37,949)            (37,949)
 Sale of stock                              1,189                                                               1,216
 Repurchase of common stock               (66,421)                                        (74,074)           (142,694)
 Restricted shares(See Note 13)               606                                                                 620
 Cash in lieu of fractional
  shares in connection with
  reverse stock split                                                                        (620)               (639)
 Net income                                                                               300,435             300,435
---------------------------------------------------------------------------------------------------------------------
Balances January 1, 2000                  155,280          --              --           1,445,976           1,678,866
 Cash dividends declared:
    Class A - $.5772 per share                                                            (49,960)            (49,960)
    Class B - $.5704 per share                                                            (42,947)            (42,947)
 Sale of stock                              2,429                                                               2,612
 Restricted shares(See Note 13)             1,048                                                               1,086
 Stock consideration given in
 Hannaford acquisition
 including options, net of
 issuance costs                           681,509                                                             694,321
 Shares granted under
 restricted plan                            9,818                      (9,818)                                     --
 Amortization of restricted
 stock                                                                  1,611                                   1,611
 Unrealized gain on securities                             84                                                      84
 Net income                                                                               155,486             155,486
---------------------------------------------------------------------------------------------------------------------
Balance December 30, 2000              $  850,084        $ 84        $ (8,207)       $  1,508,555        $  2,441,159
---------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

As of December 30, 2000, Delhaize America, Inc. ("the Company") operated 1,420 retail food supermarkets and 12 distribution centers in 16 states in the eastern United States. The Company's stores, which are operated under the names of "Food Lion," "Hannaford," and "Kash n' Karry," sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen foods, deli/bakery and non-food items, such as health and beauty care, prescriptions, and other household and personal products.

PRINCIPLES OF CONSOLIDATION

In August 1999, the Company changed its name from Food Lion, Inc. to Delhaize America, Inc., and in connection therewith substantially all of the assets and operations of the Company's Food Lion business were transferred to a newly-formed, wholly-owned, direct subsidiary of the Company. This transaction had no effect on the Company's consolidated financial statements since the transfers were among the Company's wholly-owned subsidiaries and were recorded at historical book values. As a result of this transaction, the Company is structured as a holding company with several wholly-owned operating subsidiaries. Delhaize America, Inc., the holding company, serves as the consolidating entity for all of the Company's supermarket chains.

The consolidated financial statements include the accounts of Delhaize America, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

OPERATING SEGMENT

The Company engages in one line of business, the operation of general food supermarkets located in the eastern United States.

FISCAL YEAR

The Company's fiscal year ends on the Saturday nearest to December 31.
Fiscal years 2000, 1999 and 1998 ended on December 30, 2000, January 1, 2000, and January 2, 1999,respectively. Fiscal years 2000, 1999 and 1998 each included 52 weeks.

USE OF ESTIMATES IN FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Negative cash balances of $32.9 million and $0.5 million at December 30, 2000 and January 1, 2000, respectively, have been reclassified to Accounts Payable on the Company's Consolidated Balance Sheet.

ACCOUNTS RECEIVABLE

Accounts receivable principally include amounts due from suppliers, coupon handling fees, customer returned checks, pharmacy insurance programs and sublease tenants. Amounts due from suppliers are recognized as earned. Amounts received related to contractual purchasing commitments are deferred and recognized as a reduction to cost of goods sold over the period of the purchasing commitment.

INVENTORIES

Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first out (LIFO) method comprised approximately 83% of inventories, in both 2000 and 1999, respectively. Meat, produce, deli and bakery inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method were used entirely, inventories would have been $141.9 million and $142.9 million greater in 2000 and 1999, respectively. Application of the LIFO method resulted in a decrease in the cost of goods sold of $1.0 million in 2000, with increases of $3.8 million and $24.7 million for 1999 and 1998, respectively.

PROPERTY AND EQUIPMENT

Property is stated at historical cost and depreciated on a straight-line basis over the estimated service lives of assets, generally as follows:

Buildings                                       40 years
Furniture, fixtures and equipment           3 - 14 years
Leasehold improvements                           8 years
Vehicles                                    7 - 10 years
Property under capital leases                 Lease term

INTANGIBLE ASSETS

Intangible assets primarily include goodwill, trademarks and favorable lease rights, all of which have been acquired in conjunction with acquisitions accounted for under the purchase method of accounting. Intangible assets are amortized on a straight-line basis over the estimated useful lives.

The following table summarizes the useful lives:

Goodwill                                                     20 or 40 years
Trademarks                                                   40 years
Distribution network                                         40 years
Workforce                                                    2-13 years
Favorable lease rights                                       Lease term
Prescription files                                           15 years

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company monitors the carrying value of its long-lived assets, including intangible assets, for potential impairment based on projected undiscounted cash flows. If impairment is identified for long-lived assets other than real property, the Company compares the asset's future discounted cash flows to its current carrying value and records provisions for impairment as appropriate. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on the Company's previous efforts to dispose of similar assets and current economic conditions. Impairment of real property is recognized for the excess of carrying value over estimated fair market value, reduced by estimated direct costs of disposal. The carrying value of assets to be disposed amounted to approximately $36.6 million, $18.6 million and $21.0 million at December 30, 2000, January 1, 2000 and January 2, 1999 respectively.

The pre-tax charge included in the income statement for asset impairment amounts to $27.0 million, $1.5 million, and $ 3.5 million for the 2000, 1999, and 1998, respectively. The fiscal 2000 impairment loss included $15.7 million attributable to certain under performing store assets as reported in the Company's third quarter based on discounted future cash flows associated with those store assets. The other impairment charges in each of the three fiscal years related principally to write-down of leasehold improvements and idle equipment from closed stores.

DEFERRED INCOME TAXES

Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse.

REVENUE RECOGNITION

Revenues from the sale of products to the Company's customers are recognized at the point of sale. The Company offers loyalty cards to its Food Lion and Kash n' Karry customers. Merchandise price reductions from the regular retail price are given at the point of sale to customers presenting a loyalty card. The discounts given at the point of sale are recognized as a reduction in sales as products are sold. Funding from suppliers for these discounts, if available, is recognized at the time the related products are sold and is recorded as a reduction of cost of sales.

COST OF GOODS SOLD

Purchases are recorded net of cash discounts and other supplier discounts. Cost of goods sold includes warehousing, distribution, and advertising costs.

ADVERTISING COSTS

Advertising costs are expensed as incurred and included in cost of goods sold. The Company recognizes co-operative advertising income received from suppliers as a reduction of advertising expense in the period in which the related expense occurs. The Company recorded advertising expense of $79.2 million in 2000, $67.3 million in 1999 and $67.0 million in 1998.

CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to bring certain assets to their intended use. Capitalized interest was $3.4 million in 2000, $2.8 million in 1999 and $2.4 million in 1998.

STORE OPENING COSTS

Costs associated with the opening of new stores are expensed as incurred.

STORE CLOSING COSTS

Plans related to store closings are completed within one year of making the decision to close, and the Company generally intends to actually complete the closings within a one-year period following the business decision to close. As most of the Company's stores are located in leased facilities, a lease liability (recorded in Other Liabilities in the Consolidated Balance Sheet) is recorded for the present value of the estimated remaining non-cancelable lease payments after the closing date, net of estimated subtenant income. In addition, the Company records a liability for expenditures to be incurred after the store closing which are required under leases or local ordinances for site preservation during the period before lease termination or sale of the property. These other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes. The value of owned property and equipment related to a closed store is reduced to reflect recoverable values based on the Company's previous efforts to dispose of similar assets and current economic conditions. Any reductions in the recorded value of owned property and equipment for closed stores is reflected as an asset impairment charge. The Company discontinues depreciation on owned property and equipment for closed stores at the date of closing. Disposition efforts related to store leases and owned property begins immediately following the store closing.

Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. Severance costs are rarely incurred in connection with store closings. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is no longer needed for its originally intended purpose is reversed to income in a timely manner.

Significant cash outflows associated with closed stores relate to ongoing lease payments. Because closed store leases are classified consistently with capital leases, the principal portion of lease payments reduces the lease liability, while the interest portion of the lease payment is recorded as interest expense in the current period.

SELF INSURANCE

The Company is self-insured for workers' compensation, general liability and vehicle accident claims. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum self-insured retention, including defense costs per occurrence, is $500,000 per individual claim for workers' compensation, automobile liability and general liability. The Company is insured for covered costs, including defense costs, in excess of these limits.

Self insurance expense related to the above totaled $43.8 million in 2000, $32.0 million in 1999, and $34.2 million in 1998. Total claim payments were $37.3 million in 2000, $32.9 million in 1999, and $31.2 million in 1998.

STATEMENTS OF CASH FLOWS

Selected cash payments and non-cash activities were as follows:

(Dollars in thousands)                                 2000             1999            1998
----------------------------------------------------------------------------------------------
Cash payments for income taxes                      $  129,582        $175,816        $127,352
Cash payments for interest,
 Net of amounts capitalized                            199,072         103,717         103,820

Non-cash investing and financing activities:

  Capitalized lease obligations
    incurred for store properties
    and equipment                                       98,215          43,173          62,608
  Capitalized lease obligations
    terminated for store properties
    and equipment                                       16,244          32,436          36,191
  Conversion of long term debt to
    stock                                                   --              --         110,445

  Acquisition of Hannaford:
    Fair value of assets acquired                    4,079,087              --              --
    Cash paid                                        2,637,870              --              --
    Stock consideration and options given
    in acquisition                                     698,230              --              --
  Liabilities assumed                                  743,087              --              --

EARNINGS PER SHARE

The following table represents a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

(Dollars in thousands
 except per share amounts)                             2000            1999            1998
---------------------------------------------------------------------------------------------
Earnings per basic share:
Net income                                           $155,486        $300,435        $272,585
Weighted average common shares outstanding            166,176         157,109         159,361
Basic earnings per share                             $   0.94        $   1.91        $   1.71

Earnings per diluted share:
Net income                                           $155,486        $300,435        $272,585
Weighted average common
 Shares outstanding                                   166,176         157,109         159,361
Dilutive employee stock options and
restricted stock grants                                 2,489             188             346
Weighted average common shares outstanding
for purposes of computing diluted net
income per share                                      168,665         157,297         159,707
Diluted earnings per share                           $   0.92        $   1.91        $   1.71

The Company has 7,179,852 outstanding stock options (See Note 13) as of December 30, 2000 of which 1,217,215 shares were not included in the computation of the diluted earnings per share, since the option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

Restricted shares are included in the diluted earnings per share when granted and in the basic earnings per share when earned.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting principles generally accepted in the United States require the disclosure of the fair value of certain financial instruments where estimates of fair value are practicable. Significant judgment is required to develop estimates of fair value. Estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Fair values stated are as of year-end and may differ significantly from current estimates.

Cash and cash equivalents and short-term borrowings: The carrying amount of these items approximates fair value.

Long-term debt: At December 30, 2000 and January 1, 2000, the Company estimated that the fair value of its long-term debt was approximately $555.0 million and $413.6 million, respectively. The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt with the same remaining maturities.

Off-balance sheet instruments: The fair value of interest rate hedging agreements (See Note 7) is estimated using the present value of the difference between the contracted rates and the applicable forward rates. At December 30, 2000, the net unrealized loss on such agreements was approximately $197.6 million before taxes.

RECLASSIFICATION

Certain financial statement items previously reported have been reclassified to conform to the current year's format.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 133 as amended, requires entities to report all derivatives as assets or liabilities in their statements of financial position at fair value. Adoption of SFAS No. 133 is required beginning in the first quarter of fiscal 2001. If the Company had adopted SFAS No. 133 early, an unrealized loss associated with the interest rate hedge on the Company's anticipated debt offering in the amount of approximately $122.5 million, net of tax, would have been recognized as other comprehensive loss in the Company's Statement of Shareholders' Equity at December 30, 2000.

2. ACQUISITION

On July 31, 2000, the Company completed its acquisition of Hannaford Bros. Co. ("Hannaford"), a Maine-based supermarket retailer, in a cash and stock transaction totaling $3.5 billion. The Company began including the results of operations of Hannaford prospectively from July 31, 2000.

As consideration for the merger, the Company paid cash of approximately $2.772 billion, and issued 25.6 million shares of the Company's Class A Common Stock having an aggregate value of approximately $658.3 million. The Company also issued fully vested options with an estimated fair value of $39.9 million in exchange of options held for Hannaford employees. Additional direct costs incurred in connection with the acquisition, principally investment banking, legal, and other professional fees, in the amount of $22.1 million have been included in the purchase price allocation.

The Hannaford acquisition was accounted for using the purchase method of accounting. The purchase price is allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess is allocated to goodwill. Allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of fair value of certain acquired assets and liabilities related principally to closed store properties. The acquisition resulted in goodwill of approximately $2.6 billion, which will be amortized over 40 years.

The net purchase price was initially allocated as follows:

(Dollars in thousands)
-------------------------------------------------------

Current assets                             $    401,776
Property and equipment                          746,171
Goodwill                                      2,575,103
Identified intangible and other
 non-current assets                             512,617
Current liabilities                            (324,197)
Non-current liabilities                        (418,890)
                                           ------------
Purchase price                             $  3,492,580
                                           ============

The following table reflects the results of operations on a pro forma basis as if the acquisition had been completed as of the beginning of the fiscal years presented. This pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the dates indicated, nor are they necessarily indicative of future operating results. These unaudited pro forma results do not include any anticipated cost savings or other effects of the merger on operations.

(Dollars in thousands except
per share amounts)                         2000                  1999
-------------------------------------------------------------------------
Net sales                             $   14,303,066        $   13,653,940
Net income                                    80,353               210,377
Basic earnings per share              $         0.44        $         1.15
Diluted earnings per share            $         0.44        $         1.13

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(Dollars in thousands)                             2000              1999
----------------------------------------------------------------------------
Land and improvements                           $  267,000        $  107,811
Buildings                                          599,276           395,168
Furniture, fixtures and equipment                1,817,342         1,484,898
Vehicles                                           126,679            98,863
Leasehold improvements                             852,531           602,105
Construction in progress                            47,146            57,307
                                                ----------        ----------
                                                 3,709,974         2,746,152
Less accumulated depreciation                    1,401,300         1,149,260
                                                ----------        ----------
                                                 2,308,674         1,596,892

Property under capital leases                      718,709           588,038
Less accumulated depreciation                      202,142           145,361
                                                ----------        ----------
                                                   516,567           442,677
                                                ----------        ----------
                                                $2,825,241        $2,039,569
                                                ==========        ==========

Depreciation expense totaled $327.6 million, $248.9 million and $226.0 million for 2000, 1999 and 1998, respectively.

At December 30, 2000 and January 1, 2000, the Company had $36.6 million and $18.6 million (net book value), respectively, in property held for sale.

4. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

(Dollars in thousands)                        2000              1999
-----------------------------------------------------------------------
Goodwill                                   $2,794,964        $  207,901
Trademarks                                    287,000            58,000
Distribution network                          123,000                --
Workforce                                      61,000                --
Favorable lease rights                         55,797            17,750
Prescription files                             28,000                --
                                           ----------        ----------
                                            3,349,761           283,651
Less accumulated amortization                  74,043            29,375
                                           ----------        ----------
                                           $3,275,718        $  254,276
                                           ==========        ==========

5. ACCRUED EXPENSES

Accrued expenses consist of the following:

(Dollars in thousands)                       2000            1999
-------------------------------------------------------------------
Payroll and compensated
 absences                                  $101,934        $ 75,061
Employee benefit plan                        84,431         114,875
Accrued interest                             33,205          15,080
Closed store liability current               32,898           9,900
Other                                        87,369          89,546
                                           --------        --------
                                           $339,837        $304,462
                                           ========        ========

6. EMPLOYEE BENEFIT PLAN

The Company has a non-contributory retirement plan covering all employees at Food Lion and Kash n' Karry with one or more years of service. Employees' benefits under the plan become vested after five years of consecutive service. Forfeitures of the plan are used to off-set plan expenses. The plan provides benefits to participants upon death, retirement or termination of employment with the Company. Contributions to the retirement plan are determined by the

Company's Board of Directors. Expense related to the plan totaled $81.2 million in 2000, $108.8 million in 1999 and $94.9 million in 1998.

Hannaford maintains a non-contributory, defined benefit pension plan covering approximately 50% of its employees. The plan provides for payment of retirement benefits on the basis of employees' length of service and earnings. The Company's policy is to fund the plan based upon legal requirements and tax regulations. Plan assets consist of common stocks, cash and cash equivalents and fixed income investments.

Hannaford provides a defined contribution 401(k) plan to substantially all employees. The amount charged to expense for this plan in fiscal 2000 from the acquisition date through December 30, 2000 was approximately $2.3 million.

The following table sets forth the change in plans' benefit obligations and assets as well as the plans' funded status reconciled with the amounts shown in the Company's financial statements for the Hannaford non-contributory and defined benefit pension plan.

(Dollars in thousands)                                  2000
---------------------------------------------------------------
Change in benefit obligation:
 Benefit obligation at acquisition                   $   94,574
 Service cost                                             1,754
 Interest cost                                            2,912
 Actuarial loss (gain)                                      (63)
 Benefits paid                                           (6,008)
                                                     ----------
 Benefit obligation at end of year                   $   93,169
                                                     ==========

Change in plan assets:
 Fair value of plan assets at acquisition            $  106,286
 Actual return on plan assets                             1,463
 Employer contribution                                      371
 Benefits paid                                           (6,008)
                                                     ----------
 Fair value of plan assets at end of year            $  102,112
                                                     ==========

Funded status                                        $    8,943
 Unrecognized transition obligation (asset)                  --
 Unrecognized prior service cost                             --
 Unrecognized net actuarial loss                          3,014
                                                     ----------
 Prepaid (accrued) benefit cost                      $   11,957
                                                     ==========

The components of net periodic pension costs for the Hannaford plans from the acquisition date to December 30, 2000 were as follows:

(Dollars in thousands)                                 2000
-------------------------------------------------------------
Components of net periodic pension cost:
  Service cost                                       $  1,754
  Interest expense                                      2,912
  Expected return on
  plan assets                                          (4,568)
                                                     --------
                                                     $     98
                                                     ========

Weighted-average assumptions
as of September 30 (the
plan's measurement date):
Discount rate                                            7.50%
Expected return on plan
assets                                                  10.50%
Rate of compensation increase                            4.50%

7. LONG-TERM DEBT

Long-term debt consists of the following:

(Dollars in thousands)                               2000            1999
---------------------------------------------------------------------------
Medium-term notes, due from 2001
to 2006. Interest ranges from 8.40% to
8.73%                                              $122,300        $123,300
Debt securities, 7.55%, due 2007                    150,000         150,000
Debt securities, 8.05%, due 2027                    150,000         150,000
Medium-term notes, due from 2001
to 2017. Interest ranges from
6.16% to 14.15%                                     106,659              --
Mortgage payables due from 2001
to 2011. Interest ranges from
7.55% to 10.35%                                      42,912              --
Mortgage payables due from 2001 to
2011. Interest ranges from 7.50% to
9.30%                                                 4,630           5,148

Other                                                 4,935           1,316
                                                   --------        --------
                                                    581,436         429,764
Less current portion                                126,196           2,834
                                                   --------        --------
                                                   $455,240        $426,930
                                                   ========        ========

At December 30, 2000, $84.4 million (net book value) in property was pledged as collateral for mortgage payables.

Approximate maturities of long-term debt in the years 2001 through 2005 are $126.2, $18.5, $28.6, $13.4, and $14.4 million, respectively.

The Company entered into agreements to hedge against a potential increase in interest rates prior to the planned future bond issues related to the acquisition of Hannaford Bros. Co. (See Note 2). The agreements are structured to hedge against the risk of increasing market interest rates based on U.S. treasury rates, with the specified rates based on the expected maturities of the planned debt issue. The notional amount of the agreements totals $1.75 billion. The Company believes the issuance of the debt is probable, and the contractual interest rates in the agreements are highly correlated with the expected interest rates to be incurred on the debt.

In October 2000, the Company entered into related agreements to limit the amount of any unrealized loss associated with future interest rate reduction to approximately $197.6 million before taxes. The Company paid $19.8 million as consideration for these agreements which is being amortized to expense over the period of the contract through March 2001.

The agreements will be settled upon issuance of the debt. Upon settlement of the agreements, the realized gain or loss to be paid or received by the Company will be amortized as interest expense over the life of the underlying debt. At December 30, 2000, the unrealized loss related to these agreements was $197.6 million before taxes. At January 1, 2000, the unrealized gain related to these agreements was $7.2 million before taxes.

The Company is subject to risk of nonperformance by the counterparties to the agreement. The Company regularly monitors the creditworthiness of the counterparties and does not anticipate nonperformance by the counterparties, who are major US financial institutions.

8. CREDIT ARRANGEMENTS

The Company maintains two revolving credit facilities with a syndicate of commercial banks providing $1.0 billion in committed lines of credit, of which $500.0 million will expire in November 2001 and the remaining $500.0 million in July 2005. As of December 30, 2000, the Company had $285.0 million in outstanding borrowings. During 2000, the Company had average borrowings of $190.7 million at a daily weighted average interest rate of 7.95%. There were borrowings of $205.0 million outstanding at January 1, 2000.

The Company obtained, in connection with the Hannaford acquisition, a 364-day term loan facility providing $2.5 billion that expires in July 2001. As of December 30, 2000, the Company had $2.4 billion in outstanding borrowings under this facility at an interest rate of 8.1875%. During 2000, the Company had average borrowings of $1.0 billion at a daily weighted average interest rate of 8.07%. The Company paid fees for this term loan facility of $29.5 million which are being amortized to expense over the expected outstanding term. The related expense in 2000 is classified in Merger Expense in the Company's Consolidated Statements of Income. The Company plans to refinance this term loan through a long-term debt offering to occur in early 2001.

In addition, the Company has periodic short-term borrowings under other informal arrangements. Outstanding borrowings under these arrangements were $40.0 million at December 30, 2000 at an average interest rate of 7.58% and $77.0 million at January 1, 2000 at an average interest rate of 6.37%.

9. LEASES

The Company's stores operate principally in leased premises. Lease terms for open stores generally range from 10 to 25 years with renewal options ranging from five to 20 years. The average remaining lease term for closed stores is 8.9 years. The following schedule shows, as of December 30, 2000, the future minimum lease payments under capital and operating leases.

                                                  Operating Leases
                                     Capital            Open            Closed
(Dollars in thousands)               Leases            Stores           Stores
-------------------------------------------------------------------------------
2001                               $  103,554        $  196,277        $ 28,971
2002                                  103,652           197,856          25,712
2003                                  103,221           193,840          25,622
2004                                  102,088           189,677          24,800
2005                                  101,340           185,765          23,811
Thereafter                            918,310         1,663,102         153,053
                                   ----------        ----------        --------
  Total minimum payments            1,432,165        $2,626,517        $281,969
Less estimated executory
costs                                  42,954
                                   ----------
Net minimum lease payments          1,389,211
Less amount representing
  interest                            758,117
                                   ----------
Present value of net minimum
lease payments                     $  631,094
                                   ==========

Minimum payments have not been reduced by minimum sublease income of $53.2 million due over the term of non-cancelable subleases.

The Company recognizes rent expense for operating leases with step rent provisions on a straight-line basis over the minimum lease term.

Total rent payments (net of sublease income) under operating leases for open and closed stores are as follows:

(Dollars in thousands)          2000            1999            1998
----------------------------------------------------------------------
Minimum rents                 $195,584        $169,954        $172,481
Contingent rents,
  based on sales                   251             101             255
                              --------        --------        --------
                              $195,835        $170,055        $172,736
                              ========        ========        ========

In addition, the Company has signed lease agreements for additional store facilities, the construction of which were not complete at December 30, 2000. The leases expire on various dates extending to 2025 with renewal options generally ranging from 10 to 20 years. Total future minimum rents under these agreements are approximately $374.5 million.

10. CLOSED STORE LIABILITIES

The following table is presented to show the number of stores closed and planned to be closed at the end of each year, along with the number of stores committed for closure during the year, the number of stores closed, the number of closed stores acquired and the number of stores sold or for which the lease was terminated.

                                            Closed      Planned       Total
                                                        Closings
As of January 3, 1998                         179          24          203
Stores added                                   --          33           33
Stores acquired                                 6          --            6
Planned closings completed                     28         (28)          --
Stores sold/lease terminated                  (82)         --          (82)
Stores not closed (Kash n' Karry)              --          (3)          (3)
                                             ----         ---         ----
As of January 2, 1999                         131          26          157
Stores added                                   --          16           16
Stores acquired                                14          --           14
Planned closings completed                     35         (35)          --
Stores sold/lease terminated                  (24)         --          (24)
                                             ----         ---         ----
As of January 1, 2000                         156           7          163
Stores added                                   --          36           36
Stores acquired                                25           1           26
Planned closings completed                     30         (30)          --
Stores sold/lease terminated                  (24)         --          (24)
                                             ----         ---         ----
As of December 30, 2000                       187          14          201
                                             ====         ===         ====

The following table reflects closed store liabilities at each year end and activity during the year including additions to closed store liabilities charged to operations, additions for closed stores acquired in purchase transactions, adjustments to liabilities based on changes in facts and circumstances and payments made. See Note 1 for further discussion of related asset impairment provisions.

                                                      2000           1999           1998
Balance at beginning of year                         $106.8         $113.5         $130.5

Additions charged to earnings:
  Store closings - lease obligations                   33.5           13.7           12.2
  Store closings - other exit costs                     4.6            1.7            2.8
  Adjustments to prior year estimates -
  lease obligations                                     0.8           (1.0)           1.1
  Adjustments to prior year estimates -
  other exit costs                                      3.9             --           (1.0)
  Reserves reversed to income                            --           (1.8)          (0.8)
                                                     ------         ------         ------
    Total charge to earnings                           42.8           12.6           14.3
                                                     ------         ------         ------

Reductions:
  Lease payments made                                 (11.0)          (8.2)          (7.2)
  Lease termination payments                           (3.4)         (10.5)         (15.5)
  Payments for other exit costs                        (6.0)          (3.8)          (4.8)
                                                     ------         ------         ------
    Total reductions                                  (20.4)         (22.5)         (27.5)
                                                     ------         ------         ------

Closed store liabilities associated with
purchase transactions:
  Lease obligations                                    39.8            2.4            2.8
  Other exit costs                                     19.9            0.8            0.6
  Adjustment to goodwill                               (3.7)            --           (7.2)
                                                     ------         ------         ------
    Total acquired liabilities                         56.0            3.2           (3.8)
                                                     ------         ------         ------

Balance at end of year                               $185.2         $106.8         $113.5
                                                     ======         ======         ======

The fiscal 2000 end of year balance of $185.2 million is comprised of lease liabilities and exit cost liabilities of $152.3 million and $32.9 million, respectively. The fiscal 1999 balance of $106.8 million is comprised of $96.9 million and $9.9 million, respectively, and the fiscal 1998 balance of $113.5 million consisted of $102.3 million and $11.2 million, respectively, and the fiscal 1998 opening balance is comprised of $116.9 million and $13.6 million, respectively.

The Company provided for closed store liabilities in each of the fiscal years presented above relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments reflected in the above table. These other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. The Company uses a discount rate based on the current treasury note rates to calculate the present value of the remaining rent payments on closed stores.

During fiscal 2000, the Company recorded additions to closed store liabilities of $59.7 million related to 26 store properties acquired, or for which the lease was assumed, in the Hannaford acquisition. All but one of the 26 stores included in the reserve had been closed prior to the acquisition date. The remaining activities associated with exiting these stores are to maintain the store under the leasehold requirements, to dispose of any owned property and equipment and to settle the remaining lease obligations. The acquired Hannaford liabilities for closed stores include $39.8 million related to the present value of future unrecoverable lease liabilities with remaining non-cancelable terms ranging from 3 to 22 years. Other accrued exit costs are approximately $19.9 million for activities that are directly related to the remaining lease obligations, comprised of $10.3 million for real estate taxes, $7.9 million for property maintenance and utilities and $1.7 million for property insurance. Accrued exit costs are paid over the remaining lease term. A non-cash reduction in the amount of approximately $3.7 million was made prior to December 30, 2000, with a corresponding reduction in goodwill, principally related to a lease liability that was canceled.

In fiscal 1999 and 1998, the Company acquired 14 closed stores and 6 closed stores, respectively. The related lease obligations and other exit costs of $3.2 million and $3.4 million for 1999 and 1998, respectively, were recorded as an addition to goodwill.

In conjunction with the Kash n' Karry acquisition in late fiscal 1996, the Company identified 23 Kash n' Karry locations for closing based on either unacceptable performance or anticipated relocation of the store. The Company closed 13 of these stores in 1998 and 4 additional stores in 1999. Based on improved operating performance in 1998, a decision was made to not close 3 of the 23 identified Kash n' Karry locations. The original estimated store-closing costs of $7.2 million related to these three stores were recognized as a reduction of goodwill in 1998. It has taken the Company an unusually longer than anticipated time to execute its Kash n' Karry store closing plan due to real estate constraints in relocating the stores.

The revenues and operating results for stores closed are not material to the Company's total revenues and operating results for any of the fiscal years presented above. Future cash obligations for closed store liabilities are tied principally to the remaining non-cancelable lease payments less sublease payments to be received. See Note 9 for a summary of the gross future cash flows for closed store lease obligations.

11. INCOME TAXES

Provisions for income taxes for 2000, 1999 and 1998 consist of the following:

(Dollars in thousands)     Current        Deferred          Total
------------------------------------------------------------------
2000
  Federal                 $ 73,251        $ 21,215        $ 94,466
  State                      6,878           6,755          13,633
                          --------        --------        --------
                          $ 80,129        $ 27,970        $108,099
                          ========        ========        ========
1999
  Federal                 $134,195        $ 27,123        $161,318
  State                     19,828           2,993          22,821
                          --------        --------        --------
                          $154,023        $ 30,116        $184,139
                          ========        ========        ========
1998
  Federal                 $ 95,839        $ 40,199        $136,038
  State                     14,559           4,800          19,359
                          --------        --------        --------
                          $110,398        $ 44,999        $155,397
                          ========        ========        ========

The Company's effective tax rate varied from the federal statutory rate as follows:

                                   2000          1999          1998
                                   ----          ----          ----
Federal statutory rate             35.0%         35.0%         35.0%
State income taxes, net
of federal tax benefit              3.4           3.1           2.9
Federal refund                      0.0           0.0          (1.7)
Goodwill                            4.2           0.4           0.4
Other                              (1.6)         (0.5)         (0.3)
                                   ----          ----          ----
                                   41.0%         38.0%         36.3%
                                   ====          ====          ====

The components of deferred income tax assets and liabilities at December 30, 2000 and January 1, 2000 are as follows:

(Dollars in thousands)                             2000              1999
---------------------------------------------------------------------------
Current assets:
  Inventories                                   $   5,520         $   5,233
  Accrued expenses                                 44,476            50,378
                                                ---------         ---------
Total current assets                               49,996            55,611
                                                ---------         ---------

Non-current assets/(liability):
  Depreciation and amortization                  (293,813)         (145,853)
  Leases                                           49,886            45,786
  Provision for store closings                     67,771            68,116
  Tax loss carryforwards                           42,100            18,358
  Valuation allowance                             (27,938)                0
  Other                                             8,976             6,172
                                                ---------         ---------
Total non-current assets/(liability)             (153,018)           (7,421)
                                                ---------         ---------
  Net deferred taxes                            $(103,022)        $  48,190
                                                =========         =========

The valuation allowance relates to state net operating loss carryforwards generated by Hannaford in the Southeast for which realization is not considered likely.

12. OTHER LIABILITIES

Other liabilities consist of the following:

(Dollars in thousands)             2000            1999
---------------------------------------------------------
Closed store liabilities         $152,342        $ 96,876
Self insurance reserves           108,311          72,424
Other                              17,047           9,443
                                 --------        --------
                                  277,700         178,743
Less current portion               64,494          45,251
                                 --------        --------
                                 $213,206        $133,492
                                 ========        ========

13. STOCK OPTIONS AND RESTRICTED STOCK PLANS

The Company has a stock option plan under which options to purchase up to 9.4 million shares of Class A common stock may be granted to officers and key employees at prices equal to fair market value on the date of the grant. Options become exercisable as determined by the Stock Option Committee of the Board of Directors of the Company on the date of grant, provided that no option may be exercised more than ten years after the date of grant.

A summary of shares reserved for outstanding options for the last three fiscal years, activity during each year and related weighted average exercise price is presented below:

                                                            Weighted Average
                                                Shares       Exercise Price
----------------------------------------------------------------------------
2000
Outstanding at beginning of year               1,345,595         $26.60
Granted                                        1,751,094          21.27
Conversion of Hannaford options                4,186,194           8.44
Exercised                                       (367,326)          7.22
Forfeited/expired                               (252,246)         22.24
                                              ----------         ------
Outstanding at end of year                     6,663,311          13.83
                                              ----------         ------
Options exercisable at end of year             4,085,490           9.58
                                              ----------         ------

1999
Outstanding at beginning of year                 940,046         $24.63
Granted                                          588,353          29.12
Exercised                                        (53,325)         22.50
Forfeited/expired                               (129,479)         25.53
                                              ----------         ------
Outstanding at end of year                     1,345,595          26.60
                                              ----------         ------
Options exercisable at end of year                93,165          25.20
                                              ----------         ------

1998
Outstanding at beginning of year               1,001,863         $21.99
Granted                                          340,058          30.34
Exercised                                       (247,442)         15.89
Forfeited/expired                               (154,433)         20.40
                                              ----------         ------
Outstanding at end of year                       940,046          24.63
                                              ----------         ------
Options exercisable at end of year                45,535          26.31
                                              ----------         ------

The following table summarizes options outstanding and options exercisable as of December 30, 2000, and the related weighted average remaining contractual life (years) and weighted average exercise price.

Options Outstanding
-------------------
                                                       Weighted
                                                        Average        Weighted
--------------------------------------------------------------------------------
                                                       Remaining        Average
                                      Number          Contractual      Exercise
Range of exercise prices           Outstanding           Life           Price
-------------------------------------------------------------------------------
         $ 4.31 - $10.00            2,568,263             5.5          $ 6.81
         $10.01 - $20.00            2,914,958             8.3           14.82
         $20.01 - $37.78            1,180,090             6.8           26.68
         ---------------            ---------             ---           -----
         $ 4.31 - $37.78            6,663,311             6.9          $13.83
         ===============            =========             ===          ======

Options Exercisable
-------------------
                                                         Weighted
                                                          Average
                                      Number             Exercise
Range of exercise prices           Exercisable             Price
-----------------------------------------------------------------
         $ 4.31 - $10.00            2,568,263             $ 6.81
         $10.01 - $20.00            1,255,715              12.30
         $20.01 - $37.78              261,512              23.74
         ---------------            ---------             ------
         $ 4.31 - $37.78            4,085,490             $ 9.58
         ===============            =========             ======

The weighted average fair value at date of grant for options granted during 2000, 1999, and 1998 was $6.40, $10.57, and $7.86 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                 2000    1999      1998
-----------------------------------------------------------------------
Expected dividend yield (%)                       3.0     1.8       1.5
Expected volatility (%)                          37.0    35.0      30.0
Risk-free interest rate (%)                       6.3     5.4       5.6
Expected term (years)                             9.0     7.5       5.0

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options granted in 2000, 1999 or 1998. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of this statement, the Company's pro forma net earnings and earnings per share would have been as follows:

(Dollars in thousands, except per
share data)                                             2000               1999               1998
----------------------------------------------------------------------------------------------------
Net earnings - as reported                            $155,486           $300,435           $272,585
Net earnings - pro forma                               152,692            299,687            272,144

Basic earnings per share - as reported                    0.94               1.91               1.71
Basic earnings per share - pro forma                      0.92               1.91               1.71
Diluted earnings per share - as
reported                                                  0.92               1.91               1.71
Diluted earnings per share - pro
forma                                                     0.91               1.91               1.70

The Company has restricted stock plans for executive employees. These shares of stock will vest over five years from the grant dates. The weighted average grant date fair value for these shares is $18.91, $27.17 and $24.42 for 2000, 1999 and 1998, respectively. The Company recorded compensation expense related to restricted stock of $1.6 million, $0.3 million and $0.2 million in 2000, 1999 and 1998, respectively.

A summary of shares reserved for outstanding restricted stock grants for the last three fiscal years and activity during each year is presented below:

2000                                                  Shares
-------------------------------------------------------------
Outstanding at beginning of year                      160,048
Granted                                               436,698
Exercised                                             (76,686)
Forfeited/expired                                      (3,519)
                                                      -------
Outstanding at end of year                            516,541
                                                      =======

1999                                                  Shares
-------------------------------------------------------------
Outstanding at beginning of year                      141,059
Granted                                                62,317
Exercised                                             (28,168)
Forfeited/expired                                     (15,160)
                                                      -------
Outstanding at end of year                            160,048
                                                      =======

1998                                                  Shares
-------------------------------------------------------------
Outstanding at beginning of year                      105,734
Granted                                                53,848
Exercised                                              (9,603)
Forfeited/expired                                      (8,920)
                                                      -------
Outstanding at end of year                            141,059
                                                      =======

As of December 30, 2000, there were 7,243,944 shares of Class A common stock available for future grants.

14. COMMON STOCK

On December 30, 2000, approximately 25.9% and 11.3% of the issued and outstanding Class A non-voting common stock and 28.3% and 28.0% of the issued and outstanding Class B voting common stock was held, respectively, by Etablissements Delhaize Freres et Cie "Le Lion" S.A. ("Delhaize Group") and Delhaize The Lion America, Inc. ("Detla"), a wholly owned subsidiary of Delhaize. In the aggregate, Delhaize Group and Detla owned approximately 56.3% of the Class B voting common stock and 37.2% of the Class A non-voting common stock.

The Delhaize Group and Delhaize America have announced an agreement for a share exchange pursuant to which Delhaize Group, through its ownership interests held in Delhaize and Detla, will exchange each outstanding share of Delhaize America common stock not currently held by Delhaize Group for 0.4 shares of Delhaize Group. The transaction is expected to be consummated in the second quarter of 2001.

Holders of Class B common stock are entitled to one vote for each share of Class B common stock held, while holders of Class A common stock are not entitled to vote except as required by law.

The Board of Directors of the Company may declare dividends with respect to Class A common stock without declaring and paying any dividends with respect to the Class B common stock. When dividends are declared with respect to the Class B common stock, the Board of Directors of the Company must declare a greater per share dividend to the holders of Class A common stock.

On September 9, 1999, the Company authorized a one-for-three reverse stock split of all outstanding shares of common stock. All share and per share data have been restated to give retroactive effect to the reverse stock split.

The Company repurchased shares of its outstanding common stock in fiscal 1999 and 1998. In 1999, the Company repurchased 2,759,700 shares of Class A at a cost of $89.3 million and 1,636,100 shares of Class B at a cost of $53.4 million. In 1998, the Company repurchased 1,028,567 shares of Class A at a cost of $32.0 million and 632,333 shares of Class B at a cost of $18.2 million.

During 1998, the Company's convertible subordinated debentures were redeemed, principally through the conversion into shares of the Company's Class A non-voting common stock. This transaction resulted in issuance of 4,660,000 shares of Class A non-voting common stock for an aggregate conversion value, approximating the carrying value of the debentures, of $110.4 million based on the original terms for such conversion. The debentures not converted were redeemed for cash in the amount of approximately $3.8 million representing the face value of the debentures and accrued interest.

15. INTEREST EXPENSE

Interest expense consists of the following:

(Dollars in thousands)                               2000            1999           1998
------------------------------------------------------------------------------------------
Interest on Borrowings (net of $3.4, $2.8
and $2.4 million capitalized in 2000,
1999 and 1998, respectively)                       $150,423        $ 45,682        $36,560
Interest on capital leases                           62,634          58,138         58,774
                                                   --------        --------        -------
                                                   $213,057        $103,820        $95,334
                                                   ========        ========        =======

16. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the Company's management believes that the resulting liability, if any, will not have a material effect upon the Company's consolidated results of operations, financial position or liquidity.

17. RELATED PARTIES

On March 27, 2000, the Delhaize Group and the Company entered into an agreement ("Shareholders Agreement") containing provisions regarding, among other things, the nomination of candidates for election to the Company's Board of Directors, the voting of securities beneficially owned by the parties to the Shareholders Agreement for the election of directors and the voting requirements applicable to specified actions by the Board of Directors. The Shareholders Agreement is effective until April 30, 2007, unless the Delhaize Group's aggregate ownership of voting shares of the Company is reduced below 10%, in which case the Shareholders Agreement would terminate at that time.

The Company has entered into a joint venture with Delhaize Group regarding Bel-Thai Supermarket Co., Ltd. ("Bel-Thai"), a supermarket company based in Thailand. On January 18, 2000, the Company acquired, through a wholly-owned subsidiary, a 51% interest in Bel-Thai for approximately $3.9 million. Delhaize Group owns the remaining 49% interest in Bel-Thai. The Company subsequently contributed additional capital of approximately $5.6 million to Bel-Thai. The Company's share of Bel-Thai's operating loss for fiscal 2000 was not material to the Company's consolidated results of operations.

TO THE SHAREHOLDERS OF DELHAIZE AMERICA, INC.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Delhaize America, Inc. and subsidiaries (the "Company") at December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PRICEWATERHOUSECOOPERS LLP
CHARLOTTE, NORTH CAROLINA
FEBRUARY 6, 2001

RESULTS BY QUARTER
(unaudited)

(Dollars in thousands except per share amounts)
                                    First           Second              Third              Fourth
                                  Quarter          Quarter            Quarter             Quarter
        2000                   (12 Weeks)       (12 Weeks)         (12 Weeks)          (16 Weeks)
------------------------------------------------------------------------------------------------
Net sales and other
revenues                      $2,481,753        $2,649,802        $ 3,054,192         $4,484,185
Cost of goods sold             1,849,125         2,015,734          2,326,612          3,371,384
Selling and
administrative
expenses                         495,650           503,665            610,200            912,579
Operating income                 132,617           123,822             41,816            178,387
Net(loss)income               $   65,464        $   59,193        $   (10,638)        $   41,467
Basic and diluted
earnings per common
share                         $     0.42        $     0.38        $     (0.06)        $     0.23

Note the weighted average shares were impacted by the issuance of 25.6 million shares of Delhaize America Class A common stock in Quarter 3, 2000 as the result of the Hannaford acquisition.

(Dollars in thousands except per share amounts)
                                   First            Second             Third             Fourth
                                 Quarter           Quarter           Quarter            Quarter
        1999                  (12 Weeks)        (12 Weeks)        (12 Weeks)         (16 Weeks)
----------------------------------------------------------------------------------------------
Net sales and other
revenues                      $2,410,044        $2,512,022        $2,586,835        $3,382,330
Cost of goods sold             1,822,083         1,901,175         1,955,860         2,530,373
Selling and
administrative
expenses                         465,568           471,710           485,658           654,845
Operating income                 118,883           135,627           142,356           191,528
Net income                    $   58,608        $   68,351        $   73,019        $  100,457
Basic and diluted
earnings per common
share                         $     0.36        $     0.43        $     0.47        $     0.65

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         This item is not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

(a)      DIRECTORS OF THE REGISTRANT

         Article 3, Section 2 of the bylaws of the Company provides for a minimum of eight and a maximum of fourteen directors, as such number is established from time to time by the shareholders or the Board of Directors of the Company. The Board of Directors has set the number of directors at ten, but only nine of the ten director positions are currently occupied.

         The name, principal occupation or employment for at least the past five years, year first elected a director, and age on March 2, 2001, of each of the current directors of the Company are set forth below.

         PIERRE-OLIVIER BECKERS (40) -- Mr. Beckers is a director of Delhaize and has been for more than six years a member of the Executive Committee of Delhaize. Since January 1, 1999, Mr. Beckers has served as Chief Executive Officer and President of the Executive Committee of Delhaize. Mr. Beckers also serves as Chairman, Chief Executive Officer and President of Detla. From January 1, 1998 to December 31, 1998, Mr. Beckers served as Executive Vice President of the Executive Committee of Delhaize. He has been a manager of Delhaize since 1986. Mr. Beckers was first elected as a director of the Company in 1992 and is a member of the Executive, Nominating, Senior Management Compensation and Stock Option Committees. Mr. Beckers was elected Chairman of the Board of Directors of the Company on April 7, 1999.

         DR. JACQUELINE KELLY COLLAMORE (40) -- Dr. Collamore manages a corporate consulting practice in Chevy Chase, Maryland. Between 1993 and 1996, she held the positions, variously, of Associate with Credit Suisse, NA, Head of Strategic Planning of Credit Suisse, NA for North America, Vice President and Chief of Staff of Credit Suisse Asset Management, Inc., and Associate and Chief of Staff of Credit Suisse Private Banking. Dr. Collamore was a consultant with Arthur D. Little from 1991 to 1992, and was an independent business consultant from 1986 to 1991. She was a Lecturer of Marketing from 1989 to 1992 at various colleges and universities. Dr. Collamore was first elected as a director in 1994 and is Chairperson of the Audit Committee.

         JEAN-CLAUDE COPPIETERS 'T WALLANT (55) -- Mr. Coppieters is and has been for more than six years the Secretary of the Board of Directors and a member of the Executive Committee of Delhaize. Since January 1, 1998, he has been the Group Chief Financial Officer of Delhaize. He is also a director, Vice President, Treasurer and Assistant Secretary of Detla. Mr. Coppieters was first elected as a director of the Company in 1996.

         PIERRE DUMONT (62) -- Mr. Dumont has been the Secretary of the Executive Committee of Delhaize since 1995 and the Group Human Resources Development Officer of Delhaize since 1998. He was the Human Resources Manager of Delhaize from 1971 to 1997. Mr. Dumont was first elected as a director of the Company in 1999.

         HUGH G. FARRINGTON (56) - Mr. Farrington is the Vice-Chairman of the Company, and has held that position since July 31, 2000, the effective date of the Company's acquisition of Hannaford. Also, Mr. Farrington was elected President of Hannaford in 1984 and designated Chief Executive Officer of Hannaford in 1992. He held the position of Chief Operating Officer of Hannaford from 1984 to 1992. He was Executive Vice President of Hannaford from 1981 until his election as President of Hannaford. He has been employed with Hannaford in various operating, supervisory and executive capacities since 1968. Mr. Farrington is a member of the Executive Committee.

         WILLIAM G. FERGUSON (73) -- Mr. Ferguson has been a director of Snow Aviation International, Inc. since 1988 and the Executive Vice President since 1989. Mr. Ferguson is Chairman of the Board of Directors of Pyrocap International Corporation. Mr. Ferguson was Chairman and Chief Executive Officer of TTI Systems, Inc. from 1977 through the sale thereof to Transco Energy Company in 1986 and until he retired from Transco in 1989. Mr. Ferguson was first appointed to the Board of Directors in 1993. He is a member of the Audit and Stock Option Committees and is Chairperson of the Senior Management Compensation Committee.

         DR. BERNARD W. FRANKLIN (48) -- Dr. Franklin has been the President of Virginia Union University in Richmond, Virginia since July 1999. Dr. Franklin was the President of St. Augustine's College in Raleigh, North Carolina from March 1995 to June 1999. From July 1989 until March 1995, Dr. Franklin served as President of Livingstone College and Hood Theological Seminary in Salisbury, North Carolina. Dr. Franklin was first elected as a director in 1993 and is a member of the Audit Committee and Chairperson of the Stock Option Committee. Dr. Franklin also is a member of the board of directors of Centura Bank, Inc.

         MARGARET H. KLUTTZ (57) -- Mrs. Kluttz has been a member of the North Carolina Board of Transportation since 1993. She was appointed Chairperson of the North Carolina Rail Council in 1994 and served in such position until 1997. Mrs. Kluttz served as Mayor of the City of Salisbury, North Carolina from 1991 until 1997. She was appointed to the Board of Directors of the North Carolina Railroad Company in 1999. Mrs. Kluttz is a member of the Board of Advisors of the National Trust for Historic Preservation. She was first appointed to the Board of Directors in 1994. Mrs. Kluttz is a member of the Audit Committee and is Chairperson of the Nominating Committee.

         BILL MCCANLESS (43) -- Mr. McCanless is the President and Chief Executive Officer of the Company, and has held those positions since April 7, 1999. On January 1, 2000, Mr. McCanless was appointed to the Executive Committee of Delhaize, the Company's parent, based in Brussels, Belgium. Mr. McCanless joined the Company in 1989 and was Senior Vice President of Administration and Chief Administrative Officer from 1995 to April 7, 1999, and Vice President of Legal Affairs from 1993 to 1995. Mr. McCanless also was Secretary from 1994 to April 7, 1999. Mr. McCanless was appointed to the Board of Directors on April 7, 1999, and is a member of the Executive and Nominating Committees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Section 16(a) of the Securities and Exchange Act of 1934, certain persons associate with the Company (directors, executive officers, and beneficial owners of more than 10% of the outstanding Class A Common Stock or Class B Common Stock) are required to file with the Securities and Exchange Commission and the New York Stock Exchange various reports disclosing their ownership of Company securities and changes in such ownership. To the Company's knowledge, all requisite reports for 2000 were filed in a timely manner.

(b)      EXECUTIVE OFFICERS OF THE REGISTRANT

         The names and ages of the current executive officers of the Company and their positions as of March 2, 2001, are set forth below. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

         Bill McCanless, age 43, was named President and Chief Executive Officer of the Company on April 7, 1999, and at the same time, was elected to the Company's Board of Directors. Mr. McCanless' additional biographical information provided under Item 10(a) above is incorporated herein by reference.

         Richard A. Anicetti, age 43, was named Chief Operating Officer and Executive Vice President of Food Lion in August 2000. Prior to joining Food Lion, Mr. Anicetti served as Executive Vice President of Hannaford for 7 years.

         Robert J. Brunory, age 46, is a Senior Vice President of Food Lion.
He previously served the Company as its Vice President of Category Management, a position he held since 1994.

         Michael D. Byars, age 42, has served as Chief Operating Officer of Kash n' Karry since September, 1997. Previously, Mr. Byars served as Director of Merchandising of Food Lion's Central Division for the Company's meat operations from 1995 to 1997.

         Robert E. Crosslin, age 45, was named Vice President of Distribution of Food Lion in 1998 and is responsible for all operational functions of distribution. His responsibilities include warehousing, transportation and in-bound logistics. Mr. Crosslin joined the Company in 1996 as director of distribution and regional transportation manager. Prior to joining the Company, Mr. Crosslin served as Director of Fleet Services of Ralphs from 1983 to 1986.

         Hugh G. Farrington, age 56, was named Chief Executive Officer of Hannaford in 1992 and Vice-Chairman of the Company effective July 31, 2000. Mr. Farrington's additional biographical information provided under Item 10(a) above is incorporated herein by reference.

         Paul A. Fritzson, age 47, was elected Executive Vice President & Chief Financial Officer of Hannaford in June 1999. He had served previously in various staff and merchandising and retail operations capacities for Hannaford since 1978.

         Keith M. Gehl, age 42, serves the Company as Executive Vice President of Business Strategy and Store Development of Food Lion, a position he has held since January 2000. Mr. Gehl joined the Company as Director of Internal Audit in 1989. He became Director of Store Operations for Food Lion's Northern Division in 1996, and was named Vice-President of Real Estate before assuming his current position.

         Margaret M. Ham, age 34, serves the Company as a Senior Vice President of Food Lion. Prior to joining Food Lion, Ms. Ham has been employed by Hannaford in various retail management capacities since 1988.

         Ronald C. Hodge, age 53, was elected President and Chief Operating Officer of Hannaford in December 2000. Mr. Hodge has been employed by Hannaford in various retail management capacities since 1980.

         Richard A. James, age 41, was named Treasurer of the Company in September 1999 and has served as Director of Finance and Treasurer of Food Lion since 1997. Mr. James joined the Company as a financial analyst in 1993.

         L. Darrell Johnson, age 48, joined the Company in 1985. In October 1997, Mr. Johnson assumed the position of Vice President of Human Resources, overseeing benefits administration, compensation, recruiting and retention of employees. Previously, Mr. Johnson served as Director of Human Resources Compensation and Administration from 1996 to 1997.

         Laura C. Kendall, age 49, joined the Company in 1997 as Chief Financial Officer and was named Executive Vice President of Finance of Food Lion in 2000. In such positions, Ms. Kendall is responsible for the administration of the finance, accounting, audit and information technology departments. Ms. Kendall also served as Vice President of Finance of the Company from 1997 to 2000. Before coming to the Company, she served as chief financial officer at F & M Distributors, a discount health and beauty aids retailer in Michigan. Ms. Kendall is a certified public accountant.

         C. David Morgan, age 50, became Senior Vice President of Operations of Food Lion in January 2000. He joined the Company in 1990 as an area supervisor and served most recently as Vice President of Operations for the Southern Division, a position he held from December 1997 to December 1999.

         Elwyn G. Murray, III, age 34, was named Senior Vice President of the Company in 2001. Mr. Murray is responsible for overseeing all the buying functions for Food Lion and Kash n' Karry stores. Mr. Murray joined the Company in 1989, and served as Vice President of Marketing and Director of Category Management from 1995 to 1999 and Vice President of Procurement from 1999 to 2001.

         Michael J. Strout, age 46, was elected Executive Vice President-Human Resources & Information Technology of Hannaford in June 1999. From 1985 to 1990 Mr. Strout had been employed by Hannaford in various Human Resources management positions.

         Michael R. Waller, age 47, was named Executive Vice President, General Counsel and Secretary of the Company in July 2000. Prior to joining the Company, Mr. Waller served as Managing Partner in the Moscow and London offices of the law firm Akin, Gump, Strauss, Hauer & Feld, L.L.P.

Item 11. Executive Compensation.

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the annual and long-term compensation earned by the Chief Executive Officer, each of the four other most highly compensated executive officers of the Company during fiscal 2000, and one additional individual who was among the Company's most highly compensated executive officers, but was not serving as an executive officer of the Company at the end of fiscal 2000 (the "Named Executives"), for services rendered to the Company in all capacities for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999.

                                                                                           LONG-TERM
                                                                                          COMPENSATION    LONG-TERM
                                                                               OTHER       RESTRICTED    COMPENSATION          ALL
                                             ANNUAL COMPENSATION               ANNUAL        STOCK         OPTIONS/           OTHER
                                     -----------------------------------       COMP.        AWARD(S)         SARS             COMP.
NAME AND PRINCIPAL POSITION          YEAR       SALARY ($)      BONUS(1)       ($)(2)        ($)(3)           (#)              (4)
---------------------------          ----       ----------      --------       ------     ------------   ------------        -------
Bill McCanless                       2000        694,186        300,814        12,202        429,250        99,650/0          94,195
                                     1999        616,324        237,260         9,888        417,308       267,745/0         119,507
  President and Chief                1998        425,132        166,845         7,239        151,195        24,710/0          85,586
  Executive Officer

Laura C. Kendall                     2000        349,138        100,862        14,214        160,395        37,230/0          42,675
                                     1999        322,388         77,612         8,003        136,684        22,187/0          57,963
  Chief Financial                    1998        261,045         50,649         7,734         78,913        12,897/0              --
  Officer

Hugh G. Farrington (5)               2000        282,817        127,268         4,700             --       464,358/0          54,364
                                     1999             --             --            --             --              --              --
  Chief Executive                    1998             --             --            --             --              --              --
  Officer of Hannaford

Keith M. Gehl                        2000        260,676         70,442         7,244         79,730        18,510/0          30,505
                                     1999        193,433         45,567         5,220         51,260         8,320/0          34,836
  Executive Vice                     1998        158,209         38,806         4,821         22,529         3,678/0          27,424
  President of Business
  Strategy and Store
  Development of Food Lion

Robert J. Brunory                    2000        247,888         71,612         7,570         87,550        20,335/0          30,377
                                     1999        232,120         55,880         6,171         82,011        13,312/0          42,967
  Senior Vice President              1998        221,494         48,508         5,739         51,206         8,368/0           6,175
  of sales and Marketing
  of Food Lion

Joseph C. Hall, Jr (6)               2000        370,990        134,357        10,485        286,960        66,620/0         171,603
                                     1999        494,519        190,481         9,035        262,052        42,541/0         102,617
  President of                       1998        446,389        175,187         7,705        158,765        25,945/0          94,063
  Food Lion

---------------

(1) These amounts are awarded under the Key Executive Annual Incentive Bonus Plan or the Incentive Bonus Plan, and are shown for the year earned.

(2) Includes amounts reimbursed for medical expenses, amounts deemed compensation under the Company's Low Interest Loan Plan, amounts deemed compensation in connection with an automobile furnished by the Company to each of the Named Executives, amounts deemed compensation in connection with life insurance policies for the Named Executives, and the value of certain other personal benefits.

(3) The dollar values of the restricted stock awards shown in this column are based on the closing market price of the Class A Common Stock on the date of grant multiplied by the number of shares awarded. The number and value of the aggregate restricted stock holdings for each of the Named Executives at the end of the last completed fiscal year (December 30, 2000), representing shares of restricted stock that had been granted under the 1996 Plan and 2000 Plan, are as follows: for Mr. McCanless, 46,090 shares valued at $797,052; for Mr. Hall, 0; for Ms. Kendall, 17,464 shares valued at $308,895; for Mr. Brunory, 10,213 shares valued at $175,332; for Mr. Gehl, 7,085 shares valued at $124,210; and for Mr. Farrington, 0. The value of such shares, which were granted in 1996, 1997, 1998, 1999 and 2000 is based on the closing stock price of the Class A Common Stock on December 29, 2000, the last trading day in fiscal year 2000. The shares of restricted stock were granted on May 7, 1998, April 30, 1999 and May 3, 2000 in the following amounts: to Mr. McCanless, 4,993 shares in 1998, 13,571 shares in 1999 and 25,250 shares in 2000; to Mr. Hall, 5,243 shares in 1998, 8,522 shares in 1999 and 16,880 shares in 2000; to Ms. Kendall, 2,606 shares in 1998, 4,445 shares in 1999 and 9,435 shares in 2000; to Mr. Brunory, 1,691 shares in 1998,2,667 shares in 1999 and 5,150 shares in 2000; to Mr. Gehl, 744 shares in 1998, 1,667 shares in 1999 and 4,690 shares in 2000; and to Mr. Farrington, 0. The shares of restricted stock granted in 1998 will vest one-fourth on May 7, 2001, one-fourth on May 7, 2002, and one-fourth on May 7, 2003. The shares of restricted stock granted in 1999 will vest one-fourth on April 30, 2001, one-fourth on April 30, 2002, one-fourth on April 30, 2003, and one-fourth on April 30, 2004. The shares of restricted stock granted in 2000 will vest one-fourth on May 3, 2002, one-fourth on May 3, 2003, one-fourth on May 3, 2004, and one-fourth on May 3, 2005. No dividends will be paid on the restricted stock during the period in which the shares are subject to restrictions under the 1996 and 2000 Plans.

(4) Includes $17,000 contributed by the Company on behalf of Mr. McCanless, Mr. Brunory, Mr. Gehl and Ms. Kendall under the Company's non-contributory qualified profit sharing plan (the "Profit Sharing Plan") during 2000. Amounts set forth in this column also include payments pursuant to the Company's Profit Sharing Restoration Plan on behalf of the Named Executives in lieu of additional contributions that would have been made under the Profit Sharing Plan but for certain limitations on such contributions in the Code. These payments were, for Mr. McCanless, $76,150 in 2000, $93,475 in 1999 and $60,625 in 1998;
         for Mr. Hall, $0 in 2000, $76,456 in 1999 and $67,985 in 1998; for Ms.
         Kendall, $25,675 in 2000, $33,963 in 1999 and $0 in 1998; for Mr.
         Brunory, $13,377 in 2000, $18,968 in 1999 and $14,989 in 1998; for Mr.
         Gehl, $13,505 in 2000, $10,836 in 1999 and $3,423 in 1998. On May 4,
         1995, the Board of Directors adopted the Profit Sharing Restoration Plan, pursuant to which excess profit sharing payments are credited to an account on behalf of each participant. See "REPORT OF THE SENIOR MANAGEMENT COMPENSATION COMMITTEE, STOCK OPTION COMMITTEE AND BOARD OF DIRECTORS -- REPORT ON EXECUTIVE COMPENSATION -- Incentive Compensation" below. Amounts set forth in this column also include, for Messrs. McCanless and Hall, the economic value of premiums paid by the Company directly to maintain split dollar life insurance policies on behalf of the executives. The Company has secured split dollar life insurance policies for Messrs. McCanless and Hall in the face amount of three and one-half times such officer's base salary, if death occurs prior to retirement, and two times base salary if death occurs after retirement. The life insurance policies are assigned to the Company as security for the premiums paid by the Company and, upon the death of the executive (or earlier termination of the policies), the Company is entitled to receive directly from the insurance carrier an amount equal to the sums advanced. The amount set forth in this column for Mr. Hall also includes $170,455 that Mr. Hall received in 2000 pursuant to his retirement agreement with the Company. See "Employment Plans and Agreements - Retirement Agreement with Joseph C. Hall, Jr." For Mr. Farrington, amounts set forth in this column include $14,135 contributed to the Hannaford Cash Balance Plan, $25,689 contributed to the Hannaford Bros. Co. Supplemental Executive Retirement Plan, and $14,540 contributed to the Hannaford Nonqualified Savings and Investment Plan (including $3,347 of interest credited to such plan).

(5) Hugh G. Farrington became an executive officer of the Company, effective July 31, 2000, upon the consummation of the Company's acquisition of Hannaford.

(6) Effective August 31, 2000, Joseph C. Hall, Jr., retired as President of Food Lion. See "Employment Plans and Agreements - Retirement Agreement with Joseph C. Hall, Jr."

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table shows information for the Named Executives, concerning (i) exercises of stock options during the year ended December 30, 2000 and (ii) the amount and value of unexercised "in-the-money" options for the Class A Common Stock, as of December 30, 2000. The value of stock options at December 30, 2000 was determined by the spread between the exercise price of such options and the closing price of shares of the Class A Common Stock, as reported by the New York Stock Exchange on December 29, 2000, the last trading day in fiscal year 2000.

                                                                     NUMBER OF SECURITIES
                                                                    UNDERLYING UNEXERCISED    VALUE OF UNEXERCISED
                                                                       OPTIONS/SARS AT          OPTIONS/SARS AT
                                                                          FY-END (#)               FY-END ($)
                                                                    ----------------------    --------------------
                                 SHARES ACQUIRED       VALUE              EXERCISABLE/             EXERCISABLE/
NAME                               ON EXERCISE        REALIZED           UNEXERCISABLE            UNEXERCISABLE
----                             ---------------   --------------        -------------            -------------
Bill McCanless                       1,167               438                0/99,650                  0/68,509
Laura C. Kendall                        --                --                0/37,230                  0/25,596
Hugh G. Farrington                      --                --               471,748/0               1,434,634/0
Robert J. Brunory                       --                --                0/20,335                  0/13,980
Keith M. Gehl                           --                --                0/18,510                  0/12,726
Joseph C. Hall, Jr                   1,667               208                     0/0                       0/0

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth the number of shares of the Class A Common Stock for which stock options were granted to each of the Named Executives who received options during the fiscal year ended December 30, 2000.

                                                                                                      POTENTIAL REALIZABLE
                                                                                                     VALUE AT ASSUMED ANNUAL
                                                                                                      RATES OF STOCK PRICE
                                   INDIVIDUAL GRANTS(1)                                          APPRECIATION FOR OPTION TERM(3)
--------------------------------------------------------------------------------------------------------------------------------
       (A)                     (B)                 (C)            (D)             (E)                (F)                  (G)
                            NUMBER OF           % OF TOTAL
                           SECURITIES          OPTIONS/SARS     EXERCISE
                           UNDERLYING           GRANTED TO      OR BASE
                          OPTIONS/SARS         EMPLOYEES IN      PRICE         EXPIRATION
NAME                       GRANTED(#)          FISCAL YEAR      ($/SH)            DATE               5%($)               10%($)
----                      ------------         ------------     --------       -----------         ---------           ---------
Bill McCanless               99,650              4.33(2)        $ 17.00           5/3/10           1,065,748           2,701,027
Laura C. Kendall             37,230              1.62(2)          17.00           5/3/10             398,172           1,009,124
Hugh G. Farrington           10,075               .44(3)          14.65          5/14/02              46,682              65,517
                             23,746              1.03(3)          14.65          5/19/03             133,242             205,369
                              6,821               .30(3)          14.65          5/14/02              31,605              44,356
                             50,759              2.21(3)          14.65          5/24/05             390,989             689,212
                             47,775              2.08(3)          14.65          5/14/06             419,901             779,686
                             57,669              2.51(3)          14.65          5/12/07             574,067           1,118,730
                              6,821               .30(3)          14.65          5/20/08              76,480             156,081
                             10,144               .44(3)          14.65          5/13/01              37,662              46,408
                             87,363              3.80(3)          14.65          5/19/09           1,092,201           2,326,028
                              6,821               .30(3)          14.65          5/19/09              85,275             181,608
                             67,743              2.95(3)          14.65          5/20/08             759,560           1,550,122
                              6,821               .30(3)          14.65          5/12/07              67,900             132,322
                             13,647               .59(3)          14.65          5/14/06             119,945             222,718
                              6,821               .30(3)          14.65          5/24/05              52,541              92,616
                              6,821               .30(3)          14.65          5/13/01              25,324              31,205
                             47,690              2.07(3)          14.65          5/19/04             315,908             523,562
                              6,821               .30(3)          14.65          5/19/04              45,184              74,884
Robert J. Brunory            20,335               .88(2)          17.00           5/3/10             217,481             551,183
Keith M. Gehl                18,510               .81(2)          17.00           5/3/10             197,962             501,716
Joseph C. Hall, Jr           66,620              2.90(2)          17.00           5/3/10             712,495           1,805,744

---------------

(1) Options for the Named Executive Officers have been awarded pursuant to plans approved by the stockholders of either (i) Delhaize America or
         (ii) Hannaford and assumed by Delhaize America as of the date the Company acquired Hannaford. The terms are governed by the plans and the recipient's option agreement.

(2) These options vest and become exercisable for shares of Class A Common Stock as follows: one-third on May 3, 2001, one-third on May 3, 2002 and the remaining one-third on May 3, 2003.

(3) Options were granted by Hannaford as reload options prior to the merger on July 31, 2000. All shares were exercisable as of the date of grant.

(4) As required by the Securities and Exchange Commission, potential net gain from the exercise of stock options and SARs is based on the assumed annual rates of stock appreciation of 5% and 10% over the ten-year term of each option and SAR. Any actual net gains are dependent on the future performance of the Company's common stock and general market conditions. There is no assurance that the assumed rates of stock price appreciation utilized in these calculations will be achieved. In order for these options and SARs to have value for the executive, the stock price must increase above the exercise price. Increases in the stock price will benefit all shareholders commensurately.

                            COMPENSATION OF DIRECTORS

         The Company has agreed to pay Dr. Jacqueline Kelly Collamore, Dr. Bernard W. Franklin, William G. Ferguson and Margaret H. Kluttz a quarterly fee of $6,500 and a fee of $1,000 per board meeting, and to reimburse them for all related travel expenses for their service on the Board of Directors. The $6,500 quarterly fee is paid in cash in each of the first three quarters of the year. The Board of Directors has approved the payment of the $6,500 fourth quarter fees in the form of Class A Common Stock, until such time as the aggregate number of shares of Class A Common Stock issued in payment of such director's fees is 8,333 shares. In connection with their service on the special committee of the Board of Directors to consider the share exchange with Delhaize Group (the "Special Committee"), Dr. Jacqueline Kelly Collamore, Dr. Bernard W. Franklin, William G. Ferguson and Margaret H. Kluttz were each paid a one-time fee by the Company of $50,000 ($75,000, in the case of Dr. Jacqueline Kelly Collamore who served as chairperson of the special committee). In addition, the Company paid each member of the Special Committee $1,000 for each Special Committee meeting attended and reimbursed Special Committee members for their expenses.

                                PERFORMANCE GRAPH

         The graph set forth below compares, for the five-year period indicated, the "cumulative shareholder return" to shareholders of the Company as compared with the return of the Standard & Poor's 500 Stock Index and of a group of five retail food chain stores consisting of Albertson's, Inc., Great Atlantic & Pacific Tea Co., Kroger Co., Safeway, Inc., and Winn-Dixie Stores, Inc. (the "Peer Group Index"). "Cumulative shareholder return" has been computed assuming an investment of $100 at December 31, 1995 in the Class A Common Stock and the stock of the companies comprising the Standard & Poor's 500 Stock Index and the Peer Group Index, and assuming the reinvestment of dividends.

                              FIVE YEAR PERFORMANCE

 MEASUREMENT PERIOD       DELHAIZE        S&P 500
(FISCAL YEAR COVERED)     AMERICA          INDEX       PEER GROUP
---------------------     --------        -------      ----------
         1995               100             100           100
         1996               174             123           122
         1997               152             164           174
         1998               195             211           273
         1999               126             255           156
         2000               114             232           207

             REPORT OF THE SENIOR MANAGEMENT COMPENSATION COMMITTEE,
                  STOCK OPTION COMMITTEE AND BOARD OF DIRECTORS

                        REPORT ON EXECUTIVE COMPENSATION

         The Company's policy with respect to executive compensation has been designed to:

     - reward executive officers for the achievement of short-term operating goals and for the enhancement of the long-term shareholder value of the Company;

     - align the interests of executive officers with those of the Company's shareholders with respect to short-term operating results; and

     - adequately and fairly compensate executive officers in relation to their responsibilities, capabilities, and contributions to the Company and in a manner that is commensurate with compensation paid by companies of comparable size within the Company's industry to enable the Company to attract and retain highly skilled and qualified senior management.

         As in prior years, the Company worked with Towers Perrin, an independent compensation consulting firm, to establish estimated competitive compensation opportunities for the Company's senior executives to ensure that the Company's compensation structure is sufficiently competitive to attract and retain highly qualified executives in all of its senior management positions. Towers Perrin's competitive review and analysis of industry pay practices was based on a compilation of competitive compensation and benefit information from published surveys of the retail grocery industry, proxy statements for eight specific competitors in the grocery industry selected on the basis of their revenues and multi-store operational formats (Albertson's Inc.; Fleming Companies, Inc.; Great Atlantic & Pacific Tea Co.; Kroger Co.; Publix Super Markets, Inc.; Safeway, Inc.; Supervalu, Inc.; and Winn-Dixie Stores, Inc.), as well as Towers Perrin's own compensation and benefit data sources. This compilation of competitive information is referred to herein as the "Towers Perrin Competitive Data." According to the Towers Perrin Competitive Data, total direct compensation (which included stock options and restricted stock) for the Named Executives was below competitive, and Towers Perrin so advised the Senior Management Compensation Committee.

         The primary components of compensation paid by the Company to executive officers are base salary and incentive compensation, with incentive compensation broken down further into incentive bonus payments, stock options, restricted stock and profit sharing. The relationship of each principal component of compensation to the Company's performance is discussed below.

BASE SALARY

         Each year, the Senior Management Compensation Committee reviews and approves the base salaries to be paid by the Company during the following year to members of senior management. Annual adjustments to base salaries are determined based on a number of factors, including the Company's business and financial performance and the executives' contributions to the Company's performance.

         At its December 2000 meeting, the Senior Management Compensation Committee reviewed the base salaries of the Named Executives taking into account their roles and performance contributions, as well as the Company's overall competitive pay positioning, to determine appropriate increases to base salaries for 2001. As a result of this review, such Committee increased the 2001 base salary for each of the Named Executives in amounts ranging from 2% to 25.89%. The Senior Management Compensation Committee believes that these increases and the resulting new base salaries are consistent with overall Company and individual performance and the Company's general strategy of paying base salaries competitive within the industry to allow it to retain valued executives. These salary actions are also consistent with such committee's strategy over the past seven years to bring the Company's executive compensation program more in line with competitive industry practice.

         Bill McCanless' terms of employment, including the level of his base salary, are set forth in an April 7, 1999 Employment Agreement between Mr. McCanless and the Company (the "McCanless Agreement"). The McCanless Agreement provides that Mr. McCanless's base salary will be competitive within the Company's industry as determined annually, but that Mr. McCanless's base salary will not be reduced in connection with any annual review of industry practices. The McCanless Agreement further provides that Mr. McCanless annually shall be eligible to receive up to 45% of his base salary in the form of a bonus under the Company's Key Executive Annual Incentive Bonus Plan and that Mr. McCanless will be eligible to participate in the Company's stock option plans and other compensation plans of the Company. In addition, the McCanless Agreement provides that Mr. McCanless will be provided split dollar life insurance in specified amounts. The McCanless Agreement additionally provides for a one-time grant to Mr. McCanless of options to purchase 200,000 shares of Class A Common Stock. Such options are exercisable within the first three years after the date of grant only if the stock price of Class A Common Stock is $60 or greater for 45 consecutive trading days or, if not previously exercisable, on the seventh anniversary of the date of grant. Except for the base salary, bonus, split dollar life insurance and options, the McCanless Agreement does not address in detail any component of Mr. McCanless's compensation. See also "Employment Plans and Agreements" for discussion of employment agreements with Messrs. McCanless, Farrington, Brunory, Gehl and Hall and Ms. Kendall.

INCENTIVE COMPENSATION

         Incentive Bonus. A substantial portion of each executive officer's compensation package is in the form of an incentive bonus designed to reward the achievement of short-term operating goals and long-term increases in shareholder value.

         The Company's Incentive Bonus Plan, which was adopted by the Company in 1982, is designed to offer an incentive to those employees whose performance most directly affects the Company's profitability, as determined by the Senior Management Compensation Committee. Under the terms of the Incentive Bonus Plan, each employee selected for participation in the plan is assigned a maximum potential bonus award, which is computed by multiplying a predetermined percentage rate ranging from 10% to 45%, depending on the participant's position in the Company (the "Potential Percentage Rate"), by each participant's salary (the "Potential Bonus"). Under the plan, the total bonus payable each year for all participants (the "Total Bonus") may not exceed the lesser of (i) 2.1% of the Company's net income before taxes and certain other adjustments in excess of a 15% return on average shareholder's equity (the "ROE Bonus Amount") and (ii) the aggregate of the Potential Bonus for all plan participants (the "Maximum Bonus Amount"). A portion of each participant's bonus is determined by multiplying one-half of such participant's Potential Percentage Rate by such participant's salary (the "Objective Bonus"). All or any of the remaining Total Bonus is determined and allocated among participants at the discretion of the Senior Management Compensation Committee (the "Discretionary Bonus"). In determining the Discretionary Bonus, the Senior Management Compensation Committee considers a number of factors, including contributions of each participant toward the accomplishment of business objectives during the year.

         For the year ended December 30, 2000, each of the participating Named Executives received his or her Potential Bonus, and the Total Bonus paid to participants under the plan equaled the Maximum Bonus Amount. In determining the Discretionary Bonus awarded to each participating executive, the Senior Management Compensation Committee considered the performance of the Company in a highly competitive industry and to what extent each participant met his or her personal goals established at the beginning of the fiscal year by such participant and his or her supervisor.

         In December 1995, the Internal Revenue Service issued its final regulations for Section 162(m) of the Code covering the non-deductibility of compensation in excess of $1,000,000 for the Chief Executive Officer and the four highest-paid officers (other than the Chief Executive Officer) named in the proxy statements or annual reports on Form 10-K of public companies. Code
Section 162(m) provides for deductibility of "performance-based" compensation in excess of $1,000,000 so long as it meets the requirements of Section 162(m), which include, among other things, that the compensation be paid through application of a shareholder approved plan.

         At the Annual Meeting of Shareholders in May 1996, shareholders approved the Key Executive Annual Incentive Bonus Plan (the "Key Executive Plan"), which was designed to provide annual incentive compensation opportunities that will qualify as performance-based under the terms of Code
Section 162(m). Under the terms of the Key Executive Plan, the Senior Management Compensation Committee may designate certain executive officers who may be affected by the terms of Section 162(m) to participate in this plan. Executives who are designated for participation in this plan may not simultaneously participate in the Company's Incentive Bonus Plan.

         Participants in the Key Executive Plan are eligible to receive bonuses if and only to the extent that pre-established performance goals are met. The potential maximum bonus that each participant in the Key Executive Plan is eligible to receive will be set as a fixed percentage of profit in excess of a return on average equity threshold as pre-determined by the Senior Management Compensation Committee. The maximum bonus award that any participant may receive in any single year under this plan is $750,000. At the discretion of such Committee, actual bonuses paid may be lower than the amounts generated by the formula, but in no case may they be higher. In 2000, Messrs. McCanless and Farrington were the only executives designated to participate in the Key Executive Plan.

         Stock Options. At the May 4, 2000 Annual Meeting, shareholders approved the Delhaize America, Inc. 2000 Stock Incentive Plan (the "2000 Plan") to be effective as of March 27, 2000. Upon such approval, the Company's 1996 Employee Stock Incentive Plan (the "1996 Plan") was effectively frozen and now only governs those options and awards or restricted stock still outstanding under the 1996 Plan. Like the Company's earlier stock option plans, the 2000 Plan provides the Stock Option Committee full and final authority, in its discretion, to determine within the terms of the plan the individuals to receive awards pursuant to the plan, the times or effective dates when awards will be granted, the number of shares subject to each award, the exercise price for any stock options granted and the time(s) when, and the conditions, if any, under which each award may be vested and/or exercisable.

         The 2000 Plan provides for grants of stock options and restricted stock. Under the terms of this plan, options to purchase shares of the Company's Class A Common Stock, or awards of shares of Class A Common Stock subject to certain vesting and other restrictions determined by the Stock Option Committee, may be granted on an annual basis to key employees. Grants to the Named Executives of stock options and restricted stock under this plan are made with reference to competitive practice, the Company's overall goal of linking executive compensation to the enhancement of long-term shareholder value, and individual circumstances with respect to executive recruitment and retention. Towers Perrin's recommendations to the Stock Option Committee contemplated annual grants of stock options and restricted stock to the Named Executives in expected values slightly greater when compared comparable to the grants made in 1999, assuming satisfactory company and individual performance. During 2000, options for 2,171,459 shares of Class A Common Stock were granted under the 2000 Plan to 1,499 employees.

         Profit Sharing. The Company, and its subsidiary Food Lion, LLC, maintain the Profit Sharing and Retirement Plan of Food Lion, LLC (the
"Profit Sharing Plan") for employees pursuant to which the Company contributes annually an amount of current or accumulated earnings as determined by the Board of Directors but not exceeding the maximum amount deductible for income tax purposes. Each employee of the Company is generally eligible to participate in the Profit Sharing Plan as of the first day of the plan year in which he or she completes 1,000 or more hours of service. The annual contribution each year under the Profit Sharing Plan is determined by the Board of Directors but may not in any event exceed 15% of the compensation paid or otherwise accrued during the taxable year for each employee under the Profit Sharing Plan. The Board of Directors approved a contribution to the Profit Sharing Plan for 2000 equal to 10% of the 2000 wages of all eligible employees including forfeitures.

         Tax-deferred contributions by the Company for the benefit of highly compensated employees to the Profit Sharing Plan are subject to certain limits imposed by the Code. This limit was $30,000 during each of the last three fiscal years. Contributions on behalf of executive officers in excess of these limitations are credited to the executives' accounts under the Profit Sharing Restoration Plan of Food Lion, which includes a credit of interest at a variable rate equal to the 10-year Constant Maturity Treasury yield in effect on the last day of the previous calendar quarter. Each participant in the Profit Sharing Restoration Plan of Food Lion will receive a single lump sum cash distribution in the amount of his or her entire account balance on the first day of the month next succeeding termination of employment with the Company.

         Supplemental Executive Retirement Plan. The Company also sponsors a Supplemental Executive Retirement Plan ("SERP") for certain key employees including Named Executives (except for Mr. Farrington). This plan provides a supplemental benefit that, combined with benefits from the Profit Sharing Plan and the Profit Sharing Restoration Plan, deferred compensation agreements, and Social Security, will provide estimated annual benefits at normal retirement (age 65) of up to 60% of the participant's final average compensation. A participant's "final average compensation" means the annual average of the participant's annual cash compensation (to include base salary and incentive bonus) paid to the participant for the five completed calendar years that immediately precede the year in which payments of benefits under the plan are to begin. A participant who retires on or after his normal retirement date, and has completed 20 or more years of service to the Company, will receive an annual retirement benefit under the SERP payable as a single life annuity that is equal to the difference between 60% of his final average compensation and certain "benefit offsets." The benefit offsets are the sum of: (1) the participant's annuity under the Profit Sharing Plan; (2) the participant's annuity under the Profit Sharing Restoration Plan; (3) the participant's annuity under any deferred compensation agreement with the Company; and (4) the participant's Social Security benefit. Any participant who retires on or after his normal retirement date and has completed fewer than 20 years of service to the Company will receive a reduced benefit in proportion to the participant's years of service. A participant who retires prior to normal retirement age may be entitled to reduced benefits under the SERP, depending on the participant's age and years of service.

         Based on currently available information and assumptions, the estimated annual benefits under the SERP alone to the Named Executives are $255,998 for Ms. Kendall, $0 for Mr. Hall, $116,534 for Mr. Gehl, $524,969 for Mr. McCanless and $0 for Mr. Brunory. Mr. Farrington does not participate in the Company's SERP. Mr. Hall retired from the Company on July 31, 2000 prior to the attainment of age 55. Under the terms of the SERP he forfeited his benefits. These estimates may change from time to time depending on the projected final average compensation and the projected value of the benefit offsets for each of the Named Executives.

         This report is submitted by the Senior Management Compensation Committee, the Stock Option Committee and the Board of Directors of the Company.

SENIOR MANAGEMENT
COMPENSATION COMMITTEE:                              STOCK OPTION COMMITTEE:
Pierre-Olivier Beckers                               Pierre-Olivier Beckers
William G. Ferguson, Chairperson                     William G. Ferguson
                                                     Bernard W. Franklin, Chairperson

BOARD OF DIRECTORS:

Pierre-Olivier Beckers, Chairman of the Board        Bernard W. Franklin
Jacqueline K. Collamore                              Hugh G. Farrington
Jean-Claude Coppieters 't Wallant                    Margaret H. Kluttz
Pierre Dumont                                        Bill McCanless
William G. Ferguson

EMPLOYMENT PLANS AND AGREEMENTS

         Employment Agreement with Bill McCanless. Effective April 7, 1999, Bill McCanless entered into the McCanless Agreement with the Company providing for his employment as President and Chief Executive Officer of the Company. The McCanless Agreement expires on April 7, 2004, provides for Mr. McCanless to receive a base salary of not less than $650,000 per year, and authorizes the Board of Directors to increase such amount from time to time. Mr. McCanless is also eligible to receive a bonus of up to 45% of his salary in any year at the discretion of the Board of Directors. The McCanless Agreement also entitles Mr. McCanless to participate in other compensation and benefit plans of the Company and requires the Company to maintain split dollar life insurance for Mr. McCanless in the face amount of three and one-half times his base salary if his death occurs prior to retirement (subject to certain conditions), and two times his last base salary if death occurs after retirement. Mr. McCanless may elect to defer some or all of his bonus compensation and up to 50% of his base salary.

         The McCanless Agreement also provides for the grant of options to purchase 200,000 shares of Class A Common Stock to Mr. McCanless (the "Jump Start Options"). The Jump Start Options expire on April 7, 2009. If the closing price per share of the Class A Common Stock is $60 or greater for 45 consecutive trading days ending on or prior to April 7, 2002 and Mr. McCanless is still the President and Chief Executive Officer of the Company on such date, the Jump Start Options will vest on such date. Otherwise, the Jump Start Options will vest on April 7, 2006, provided that Mr. McCanless remains employed as the President and Chief Executive Officer of the Company on such date. The exercise price of the Jump Start Options is $26.625 per share.

         The Company may terminate Mr. McCanless' employment for Cause, as defined in the McCanless Agreement. The McCanless Agreement defines Cause as (i) willful failure (other than by reason of incapacity due to physical or mental illness) by Mr. McCanless to perform his material duties thereunder and his inability or unwillingness to correct such failure within 30 days after receipt of such written notice, (ii) conviction of Mr. McCanless of a felony or plea of guilty or no contest to a felony, or (iii) perpetration of a material dishonest act or fraud against the Company or any affiliate thereof. The definition of "Cause" expressly excludes any mistake of fact or judgment made by Mr. McCanless in good faith with respect to the Company's business. If the Company terminates Mr. McCanless' employment for Cause, or Mr. McCanless' employment terminates due to death, the Company will no longer be required to make payments to Mr. McCanless or his estate under the agreement, except for compensation earned prior to such termination and pursuant to plans, arrangements or agreements providing for payments after termination of employment, including, in the case of death, payments pursuant to a salary continuation agreement with the Company. See "-- Salary Continuation Agreements." The Company or Mr. McCanless may terminate his employment upon Mr. McCanless' disability as specified in the McCanless Agreement, in which case, the Company shall pay Mr. McCanless a lump sum payment equal to 50 percent of the present value of the future base salary payable to Mr. McCanless during the longer of the remainder of the term of employment under his employment agreement or for a period of two years.

         Mr. McCanless may terminate his employment without liability to the Company for Good Reason, as defined in the McCanless Agreement. Good Reason is defined as the occurrence of any of the following circumstances: (i) a material diminution of the professional responsibilities of Mr. McCanless, (ii) assignment of inappropriate duties to Mr. McCanless, (iii) failure of the Company to provide compensation and benefits obligations to Mr. McCanless as set forth in the McCanless Agreement, (iv) transfer of Mr. McCanless more than 50 miles from Salisbury, North Carolina, (v) a purported termination of the McCanless Agreement by the Company other than in accordance with the terms thereof or (vi) failure of the Company to require any successor to the Company to assume and comply with the McCanless Agreement.

         If Mr. McCanless terminates his employment for Good Reason or if the Company terminates his employment (except for "Cause" as defined above, or by reason of death or disability), the Company shall pay Mr. McCanless the full amount of Mr. McCanless' base salary and other compensation earned prior to the Date of Termination (as defined in the McCanless Agreement). In addition, the Company shall pay Mr. McCanless an amount (the "Termination Payment") equal to the product of Mr. McCanless' current annual base salary multiplied by the greater of (i) three years, or (ii) the number of full years remaining in the term of the McCanless Agreement.

         If Mr. McCanless' employment is terminated by Mr. McCanless for Good Reason prior to a Change in Control or by the Company without Cause, the Company shall maintain in full force and effect for the continued benefit of Mr. McCanless and his eligible dependents for three years after the Date of Termination (or for the number of years remaining in the term of the agreement, whichever is greater), the employee fringe benefit plans and programs relating to medical, dental, health and life insurance in which Mr. McCanless was entitled to participate immediately prior to the Date of Termination, if Mr. McCanless' continued participation is permitted under the general terms and provisions of such plans and programs and applicable law, but not including the Annual Incentive Bonus Plan, the Profit Sharing Plan and the Profit Sharing Restoration Plan and any other bonus, retirement or similar compensation plans.

         If Mr. McCanless' employment is terminated by the Company without Cause in contemplation of a Change in Control of the Company within six months prior to such Change in Control or Mr. McCanless' employment is terminated by the Company without Cause or by Mr. McCanless with Good Reason within one year following a Change in Control of the Company, the Company shall pay Mr. McCanless the compensation and benefits set forth in the two paragraphs above, and in addition, for three years following the Date of Termination (or for the number of years remaining in the term of the McCanless Agreement, whichever is greater), Mr. McCanless shall be paid an annual amount equal to the amounts, if any, which would have been payable to Mr. McCanless under the Key Executive Annual Incentive Bonus Plan, the Profit Sharing Plan and the Profit Sharing Restoration Plan (or such other plans in which Mr. McCanless was entitled to participate as of the Date of Termination) assuming Mr. McCanless had remained employed for such three years (or greater) period and received an annual salary at the rate in effect on the Date of Termination.

         The McCanless Agreement defines a "Change in Control" of the Company as a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); provided that a Change in Control of the Company shall be deemed to have occurred if: (i) an acquisition (other than directly from the Company) by a Person (as set forth in Sections 3(a)(2) and 13(d)(3) of the Exchange Act), excluding the Company or an employee benefit plan of the Company or an entity controlled by the shareholders of the Company results in the aggregate number of shares of the voting securities of the Company beneficially owned by any other Person to exceed the number of shares of the voting securities of the Company beneficially owned, in the aggregate, by Delhaize and Detla; (ii) at any time during the term of the McCanless Agreement there is a change in the composition of the Board of Directors of the Company resulting in a majority of the directors of the Company who are in office on the date of the McCanless Agreement ("Incumbent Company Directors") no longer constituting a majority of the directors of the Company; provided that, in making such determination, persons who are elected to serve as directors of the Company and who are approved by all directors in office on the date of such election (other than in connection with an actual or threatened proxy contest) shall be treated as Incumbent Company Directors; (iii) consummation of a complete liquidation or dissolution of the Company or a merger, consolidation or sale of all or substantially all of the assets of the Company (collectively, a "Business Combination") other than a Business Combination in which all or substantially all of the beneficial holders of voting securities of the Company receive or retain fifty percent or more of the voting securities of the Company or entity resulting from the Business Combination ("Resulting Company"), at least a majority of the board of directors of the Resulting Company were Incumbent Company Directors, and after which no person or entity owns twenty percent or more of the voting securities ("Beneficial Ownership Threshold") of the Resulting Company, who did not beneficially own such stock immediately before the Business Combination; or (iv) occurrence of any of the events described in (ii) or (iii) above to Delhaize, or the acquisition by any Person of more than thirty percent of the stock of Delhaize. Notwithstanding any other provision of this paragraph, for purposes of the definition of "Change in Control" of the Company a change in control of Delhaize shall not constitute a Change in Control of the Company unless it involves an event contemplated by (iv) above. With respect to (iii) above as it applies to Delhaize under (iv) above, the Beneficial Ownership Threshold shall be thirty percent.

         Upon a Change in Control, or if Mr. McCanless' employment terminates other than for Cause, all of the rights granted to Mr. McCanless by the Company to own or acquire stock of the Company (including stock options and restricted stock granted under the 1996 Plan or other plans but excluding the Jump Start Options) will automatically vest upon the date of such Change in Control or date of termination, provided however, that (assuming no occurrence of a Change in Control) such rights shall not vest if Mr. McCanless' employment is terminated for his failure adequately to perform his duties under the McCanless Agreement as determined by an affirmative vote of at least seventy percent of the Board of Directors of the Company. If the Jump Start Options have not vested by April 7, 2002, they will not vest for any reason, including a Change in Control, until April 7, 2006.

         The McCanless Agreement prohibits Mr. McCanless, without the written consent of the Board of Directors of the Company, from engaging in any retail or wholesale grocery business which is directly competitive with the business of the Company or its affiliates in any geographic area which the Company or its affiliates operates on the Date of Termination. This prohibition applies to Mr. McCanless during the term of the McCanless Agreement and for a period of two years after his termination. The McCanless Agreement also places restrictions, for a period of two years after termination of Mr. McCanless' employment, on the recruitment or solicitation of employees or independent contractors of the Company for the purpose of being employed by Mr. McCanless or an entity on behalf of which Mr. McCanless is acting as agent, representative or employee. If, however, Mr. McCanless' employment is terminated prior to the first anniversary of the date on which a Change in Control occurs, the foregoing restrictions on competition and solicitation by Mr. McCanless shall not apply.

         Under the McCanless Agreement, the Company agreed to indemnify Mr. McCanless to the fullest extent permitted under North Carolina law from and against any losses, claims, damages, costs and expenses suffered by Mr. McCanless as a result of the fact that he is or was an officer of the Company or is or was serving at the request of the Company as an officer, employee or agent of an affiliate of the Company. The McCanless Agreement also provides that in the event that any payments to which Mr. McCanless is entitled are subject to tax imposed by Section 4999 of the Code (the "Excise Tax"), the Company shall pay Mr. McCanless an additional amount such that the net amount retained by Mr. McCanless shall be equal to the amount to which Mr. McCanless is entitled prior to deduction of the Excise Tax.

         Senior Management Employment Agreements. The Company is party to employment agreements with each of the Named Executives (except for Messrs. Hall, Brunory and Gehl as discussed herein). Messrs. Brunory and Gehl are each a party to an employment agreement that was assigned by the Company to Food Lion, LLC ("Food

Lion"), a wholly owned subsidiary of the Company, and references to the Company below refer to Food Lion in the case of Messrs. Brunory and Gehl. These agreements are referred to herein as the "Employment Agreements," and the executives are referred to as the "Executives," except where referred to by name. The Employment Agreement with Mr. Brunory was entered into on January 20, 2000, the Employment Agreement with Mr. Gehl was entered into on January 10, 2000, the Employment Agreement with Ms. Kendall was entered into on March 14, 2000 and the Employment Agreement with Mr. Farrington was entered into on July 31, 2000. The Employment Agreement with Mr. Farrington has a five-year term, and the Employment Agreements with Messrs. Brunory and Gehl and Ms. Kendall have three-year terms. Each Employment Agreement will automatically be extended for additional periods of one year unless the Executive or the Company gives the other party at least 90 days' written notice (180 days' written notice, in the case of Mr. Farrington) prior to the expiration of the term.

         The Employment Agreement with Mr. Farrington provides for his employment as Vice Chairman of the Company and Chief Executive Officer of Hannaford, and for payment to Mr. Farrington of a base salary of not less than $668,476 per year. The Employment Agreement with Ms. Kendall provides for her employment as Vice President of Finance and Chief Financial Officer of the Company, and for payment to Ms. Kendall of a base salary of not less than $336,206 per year. The Employment Agreement with Mr. Brunory provides for his employment as Senior Vice President of Category Management/Procurement of Food Lion, and for the payment to Mr. Brunory of a base salary of not less than $238,708 per year. The Employment Agreement with Mr. Gehl provided for his employment as Vice President of Real Estate/Store Development of Food Lion, and for payment to Mr. Gehl of a base salary of not less than $217,313 per year. The Employment Agreements authorize the Board of Directors of the Company to increase such minimum amounts from time to time. The Employment Agreements also entitle the Executives to participate in other compensation and benefit plans of the Company.

         The Company may terminate an Executive's employment for Cause, as defined in the Employment Agreements. The Employment Agreements define Cause as
(i) willful failure (other than by reason of incapacity due to physical or mental illness) by the Executive to perform his or her material duties thereunder and his or her inability or unwillingness to correct such failure within 30 days after receipt of such written notice, (ii) conviction of the Executive of a felony or plea of guilty or no contest to a felony, (iii) perpetration of a material dishonest act or fraud against the Company or any affiliate thereof or (iv) except in the case of Mr. Farrington's Employment Agreement, a material violation of any Company policy or any state, federal or other governmental statute or regulation. The Employment Agreements of Messrs. Brunory and Gehl and Ms. Kendall also define Cause to include (a) the termination of the Executive's employment by the Company in conjunction with an assignment of the Executive's Employment Agreement to a successor or subsidiary of the Company and (b) subsequent terminations of the Executive's employment in connection with subsequent assignments of the Executive's Employment Agreement to the Company or its successors or direct or indirect subsidiaries of the Company. Ms. Kendall's Employment Agreement further defines Cause to include the termination of Ms. Kendall's employment at either the Company or any direct or indirect subsidiary so long as Ms. Kendall is also then employed by any direct or indirect subsidiary of the Company or a successor to the Company. The definition of "Cause" expressly excludes any mistake of fact or judgment made by the Executive in good faith with respect to the Company's business. Mr. Farrington's Employment Agreement further provides that the written notice discussed in "(i)" above shall contain sufficient detail to permit Mr. Farrington to take corrective action, and such notice shall be given only after it has been determined by an affirmative vote of at least seventy (70%) of the board of directors of the Company that Mr. Farrington has willfully failed to perform his material duties under his Employment Agreement. If the Company terminates the Executive's employment for Cause, or the Executive's employment terminates due to death, the Company will no longer be required to make payments to the Executive or his or her estate under his or her Employment Agreement, except for compensation earned prior to such termination and pursuant to plans, arrangements or agreements providing for payments after termination of employment (including, in the case of the Executive's death, payments pursuant to a salary continuation agreement with the Company. See "-- Salary Continuation Agreements." The Company may terminate the Executive's employment upon the Executive's disability as specified in the Employment Agreements, in which case, the Company shall pay the Executive a lump sum payment equal to 50 percent of the present value of the future base salary payable to the Executive during the longer of the remainder of the term of employment under his or her Employment Agreement or for a period of two years, in the case of Mr. Farrington, or one year, in the case of Messrs. Brunory and Gehl and Ms. Kendall.

         The Executive may terminate his or her employment without liability to the Company for Good Reason, as defined in the Employment Agreements. The Employment Agreements of Messrs. Brunory and Gehl and Ms. Kendall define Good Reason as the occurrence of any of the following circumstances without the Executive's consent, provided that the Executive has provided notice to the Company of the Executive's intention to terminate his or her employment for Good Reason within 30 days after the occurrence of such event and the Company has failed to cure such circumstance, if curable, within 30 days after receipt of notice thereof: (i) a material diminution of the professional responsibilities of the Executive as such responsibilities existed on the date of the Executive's Employment Agreement, (ii) assignment of duties to the Executive which are materially adverse to and inconsistent with the Executive's position, (iii) failure of the Company to provide compensation and benefits obligations to the Executive as set forth in the Executive's Employment Agreement, (iv) transfer of the Executive more than 50 miles from Salisbury, North Carolina, without good business reasons, as determined by the Board of Directors of the Company or (v) failure of the Company to require any successor to the Company to assume and comply with the Executive's Employment Agreement. Mr. Farrington's Employment Agreement defines Good Reason as: (i) a material diminution of the professional responsibilities of Mr. Farrington, (ii) assignment of inappropriate duties to Mr. Farrington, (iii) failure of the Company to comply with compensation and benefits obligations to Mr. Farrington, (iv) transfer of Mr. Farrington more than 50 miles from Scarborough, Maine, (v) a purported termination of his Employment Agreement by the Company other than in accordance with the terms of his Employment Agreement or (vi) failure of the Company to require any successor to the Company to assume and comply with this Employment Agreement.

         If Messrs. Brunory or Gehl or Ms. Kendall terminates his or her employment for Good Reason or if the Company terminates his or her employment (except for "Cause" as defined above, or by reason of the Executive's death or disability), the Company shall pay the Executive the full amount of the Executive's base salary and other compensation earned prior to the Date of Termination (as defined in the Employment Agreements). In addition, the Company shall pay the Executive an amount (the "Termination Payment") equal to the product of the Executive's current monthly base salary, in the case of Messrs. Brunory and Gehl and Ms. Kendall, and yearly base salary, in the case of Mr. Farrington, multiplied by the greater of (i) twelve months, in the case of Messrs. Brunory and Gehl and Ms. Kendall, and three years, in the case of Mr. Farrington, or (ii) the number of full months, in the case of Messrs. Brunory and Gehl and Ms. Kendall, and years, in the case of Mr. Farrington, remaining in the term of the Executive's Employment Agreement.

         If the employment of Messrs. Farrington, Brunory or Gehl or Ms. Kendall is terminated by the Executive for Good Reason prior to a Change in Control or by the Company without Cause within six months prior to a Change in Control, the Company shall maintain in full force and effect for the continued benefit of the Executive and the Executive's eligible dependents for one year, in the case of Messrs. Brunory and Gehl and Ms. Kendall, and three years, in the case of Mr. Farrington, after the Date of Termination (or for the number of years remaining in the term of the Executive's Employment Agreement, whichever is greater), the employee fringe benefit plans and programs relating to medical, dental, health and life insurance in which the Executive was entitled to participate immediately prior to the Date of Termination, if, in the case of Messrs. Brunory and Gehl and Ms. Kendall, the Executive's continued participation is permitted under the general terms and provisions of such plans and programs and applicable law, but not including the

Annual Incentive Bonus Plan (Key Executive Annual Incentive Bonus Plan, in the case of Mr. Farrington), the Profit Sharing Plan and the Profit Sharing Restoration Plan and any other bonus, retirement or similar compensation plans; provided, however, in the case of Mr. Farrington, if such participation in any such plan or program is not permitted under the terms thereof, the Company shall provide Mr. Farrington (and his eligible dependents) with benefits substantially similar to those which are being provided immediately prior to his termination of employment.

         If the employment of Messrs. Farrington, Brunory or Gehl or Ms. Kendall is terminated by the Company without Cause (and, in the case of Messrs. Brunory and Gehl and Ms. Kendall, in contemplation of a Change in Control of the Company) within six months prior to such Change in Control or the Executive's employment is terminated by the Company without Cause or by Employee with Good Reason within one year, in the case of Messrs. Brunory and Gehl and Ms. Kendall, and three years, in the case of Mr. Farrington, following a Change in Control of the Company, the Company shall pay Employee the compensation and benefits set forth in the two paragraphs above, and in addition, for one year following the Date of Termination (or for the number of years remaining in the term of the Executive's Employment Agreement, whichever is greater). The Executive shall be paid an annual amount equal to the amounts, if any, which would have been payable to the Executive under (i) in the case of Messrs. Brunory and Gehl and Ms. Kendall, the Annual Incentive Bonus Plan, the Profit Sharing Plan and the Profit Sharing Restoration Plan (or such other plans in which the Executive was entitled to participate as of the Date of Termination) assuming the Executive had remained employed for such one year (or greater) period and received an annual salary at the rate in effect on the Executive's Date of Termination, and
(ii) in the case of Mr. Farrington, the Key Executive Annual Incentive Bonus Plan, and any plan of Hannaford in which Mr. Farrington was entitled to participate immediately prior to the Date of Termination (or such other plans in which Mr. Farrington was entitled to participate as of the Date of Termination) assuming Mr. Farrington had remained employed for such three year (or greater) period and received an annual salary at the rate in effect on his Date of Termination.

         The Employment Agreements define a "Change in Control" of the Company as a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); provided that a Change in Control of the Company shall be deemed to have occurred if: (i) an acquisition (other than directly from the Company) by a Person (as set forth in Sections 3(a)(2) and 13(d)(3) of the Exchange Act) excluding the Company or an employee benefit plan of the Company or an entity controlled by the shareholders of the Company results in the aggregate number of shares of the voting securities of the Company beneficially owned by any other Person to exceed the number of shares of the voting securities of the Company beneficially owned, in the aggregate, by Delhaize and Detla; (ii) at any time during the term of the Employment Agreement there is a change in the composition of the Board of Directors of the Company resulting in a majority of the directors of the Company who are in office on the date of the Employment Agreement ("Incumbent Company Directors") no longer constituting a majority of the directors of the Company; provided that, in making such determination, persons who are elected to serve as directors of the Company and who are approved by at least 70% (100%, in the case of Mr. Farrington) of the Incumbent Company Directors in office on the date of such election (other than in connection with an actual or threatened proxy contest) shall be treated as Incumbent Company Directors; (iii) consummation of a complete liquidation or dissolution of the Company or a merger, consolidation or sale of all or substantially all of the assets of the Company (collectively, a "Business Combination") other than a Business Combination in which all or substantially all of the beneficial holders of voting securities of the Company (the shareholders, in the case of Mr. Farrington) receive or retain (receive, in the case of Mr. Farrington) fifty percent or more of the voting securities of the Company or entity resulting from the Business Combination ("Resulting Company"), at least a majority of the board of directors of the Resulting Company were Incumbent Company Directors, and after which no person or entity owns twenty percent or more of the voting securities ("Beneficial Ownership Threshold") of the Resulting Company, who did not beneficially own such stock immediately before the Business Combination; or (iv) occurrence of any of the events described in (ii) or (iii) above to Delhaize, or the acquisition by any Person of more than thirty percent of the stock (voting securities, in the case of Mr. Farrington) of Delhaize. Notwithstanding any other provision of this paragraph, for purposes of the definition of "Change in Control" of the Company a change in control of Delhaize shall not constitute a Change in Control of the Company unless it involves an event contemplated by (iv) above. With respect to (iii) above as it applies to Delhaize under (iv) above, the Beneficial Ownership Threshold shall be thirty percent.

         Upon a Change in Control, or if the Executive's employment terminates other than for Cause, all of the rights granted to the Executive by the Company to own or acquire stock of the Company (including stock options and restricted stock granted under the 1996 Plan or other plans) will automatically vest upon the date of such Change in Control or date of termination, provided however, that (assuming no occurrence of a Change in Control) such rights shall not vest if the Executive's employment is terminated for his or her failure (in the case of Mr. Farrington, other than by reason of incapacity due to physical or mental illness) adequately to perform his or her duties under his or her Employment Agreement as determined by an affirmative vote of at least seventy percent of the Board of Directors of the Company, and further, in the case of Mr. Farrington, provided that Mr. Farrington is given written notice of such failure and is unable (other than by reason of incapacity due to physical or mental illness) or unwilling to correct such failure within thirty days after receipt of such written notice.

         The Employment Agreements of Messrs. Brunory and Gehl and Ms. Kendall prohibit the Executives, without the written consent of the Board of Directors of the Company, from owning, operating, controlling or being employed as an officer, director, manager or consultant, or as an employee with management or executive level duties or responsibilities, in any case, for or by any business engaged in, or any entity whose business or whose direct or indirect parent entity's or direct or indirect subsidiary entity's business is, any retail or wholesale grocery or supermarket business within 10 miles of any store operated by the Company or any subsidiary thereof on the date on which the Executive's employment with the Company ends; provided, however, that this restriction shall not apply if the Executive works, consults or accepts employment with a business that does not directly compete with the Company or any subsidiary thereof. Mr. Farrington's Employment Agreement prohibits Mr. Farrington, without the written consent of the board of directors of the Company, from engaging in any retail or wholesale grocery business which is directly competitive with the business of the Company or any affiliate thereof in any geographic area in which the Company or any affiliate operates on the date of termination. These prohibitions apply to the Executives during the term of the Employment Agreements and for a period of two years after their termination. The Employment Agreements also place restrictions, for a period of two years after termination of an Executive's employment, on the recruitment or solicitation of employees or independent contractors of the Company (any affiliate thereof, in the case of Mr. Farrington) for the purpose of being employed by such Executive or an entity on behalf of which such Executive is acting as agent, representative or employee. If, however, an Executive's employment is terminated prior to the first anniversary of the date on which a Change in Control occurs, the foregoing restrictions on competition and solicitation by such Executive shall not apply.

         Under the Employment Agreements, the Company agrees to indemnify the Executives to the fullest extent permitted under North Carolina law from and against any losses, claims, damages, costs and expenses suffered by the Executives as a result of the fact that they are or were officers of the Company or are or were serving at the request of the Company as officers, employees or agents (of fiduciary, in the case of Mr. Farrington) of an affiliate of the Company, or, in the case of Mr. Farrington, a trust or employee benefit plan maintained by the Company or an affiliate of the Company. Each Employment Agreement also provides that in the event that any payments to which the Executive is entitled are subject to tax imposed by Section 4999 of the Code (the "Excise Tax"), the Company shall pay the Executive an additional amount such that the net amount retained by the Executive shall be equal to the amount to which the Executive is entitled prior to deduction of the Excise Tax.

         Employment Agreement with Joseph C. Hall, Jr. Joseph C. Hall, Jr., the former President and Chief Operating Officer of Food Lion, retired on August 31, 2000. Mr. Hall's terms of employment, including the level of his base salary, for the period prior to his retirement on August 31, 2000, were set forth in a March 13, 2000 Employment Agreement between Mr. Hall and the Company (the "Hall Employment Agreement"). The Hall Employment Agreement provided that Mr. Hall's annual base salary would be $521,390; provided, however, such amount would be reviewed for increase from time to time by the Company's board of directors, but in no event would such review result in any reduction in base salary provided in the Hall Employment Agreement. The Hall Employment Agreement further provided that Mr. Hall would be eligible to participate in the Company's annual incentive bonus plan, stock option plans and other compensation plans of the Company and that he would be entitled to participate in all health, accident, disability, medical, life and other insurance programs and other benefit and compensation plans maintained by the Company. The Hall Employment Agreement further provided that the Company would provide Mr. Hall with split dollar life insurance in specified amounts. The retirement agreement dated August 31, 2000 between Mr. Hall and the Company, among other things, terminated the Hall Employment Agreement.

         Retirement Agreement with Joseph C. Hall, Jr. On August 31, 2000 (the "Retirement Date"), Joseph C. Hall, Jr. retired as President and Chief Operating Officer of Food Lion. In connection with his retirement, Mr. Hall entered into a Retirement Agreement dated August 31, 2000 with the Company (the "Hall Retirement Agreement"), which terminates the Hall Employment Agreement, and provides for Mr. Hall to receive his then current annual salary of $521,390 through August 31, 2003, plus an incentive and wellness bonus for 2,000 prorated to the Retirement Date. Under Mr. Hall's retirement agreement, (i) all vested stock options held by Mr. Hall on the Retirement Date remain exercisable for three months following the Retirement Date, and thereafter any of such stock options that remain unexercised shall terminate and cease to be exercisable, and
(ii) all other stock options granted to Mr. Hall that remain unvested on the Retirement Date, remain outstanding and vest on the Retirement Date, and thereafter remain exercisable for three months after the Retirement Date. Additionally, the Hall Retirement Agreement provides that Mr. Hall is to remain vested in all restricted stock that has vested as of the Retirement Date, and all restricted stock under awards to Mr. Hall that had not vested prior to the Retirement Date shall remain outstanding following the Retirement Date and shall vest as of the Retirement Date. The Company transferred title to the vehicle used by Mr. Hall prior to the Retirement Date to Mr. Hall. The Company shall continue to pay the premiums on and shall maintain in effect the split-dollar life insurance policy currently in effect with respect to Mr. Hall through August 31, 2003. As of August 31, 2003, such insurance policy shall be transferred to Mr. Hall, and thereafter Mr. Hall will be responsible for all premiums under such policies, and the Company shall waive its right to receive reimbursement for premiums paid on such policies. Mr. Hall has agreed among other things that he shall not, directly or indirectly, own, manage, operate, control, be employed by, or perform services (i) for three years following the Retirement Date, for any business, howsoever organized and in whatsoever form, that engages in any retail grocery or supermarket business and which is located anywhere within the continental United States, and (ii) for two years following the Retirement Date, for any business, however organized and in whatever form, that engages in any non-retail grocery or supermarket business and which is located anywhere within the continental United States. In addition, for three years following the Retirement Date, Mr. Hall shall not solicit the customers, suppliers or employees of the Company and its affiliates to terminate their relationship with the Company or any of its affiliates (or to modify such relationship in a manner that is adverse to the interest of the Company or its affiliates), or to violate any valid contracts they may have with the Company or its affiliates.

         Salary Continuation Agreements. The Company has entered into salary continuation agreements with certain of the Named Executives providing for payments to a named beneficiary in the event of such executive's death prior to attaining the age of 65 while employed by the Company. The agreements are intended to encourage participants to continue employment with the Company.

         Payments for the first 12 months following death are fixed. If death occurs prior to attaining the age of 55, payments after the first 12 months following death are made through the month the decedent would have attained the age of 65 or for a maximum period of 24 years, whichever is less. If death occurs at or after 55 but prior to attaining the age of 65, payments after the first 12 months following death are made for a period of 9 years. Except as provided above, all rights of the participant terminate upon his or her reaching age 65 or on the date he or she retires or, for reasons other than death, ceases to be an active employee of the Company. The following table sets forth the amounts payable to the Named Executives at December 30, 2000, pursuant to the arrangements described above:

                                              MONTHLY                 SUBSEQUENT
                                              PAYMENT              MONTHLY PAYMENT
                                           -------------    ------------------------------
                                               FIRST        24-YEAR                9-YEAR
      NAME OF INDIVIDUAL                   TWELVE MONTHS    PERIOD                 PERIOD
      ------------------                   -------------    -------      OR       --------

Bill McCanless ...............               $40,494        $20,247               $16,198
Laura C. Kendall .............                20,366         10,183                 8,147
Hugh G. Farrington (1) .......                    --             --                    --
Robert J. Brunory ............                14,460          7,230                 5,784
Keith M. Gehl ................                16,610          8,305                 6,644
Joseph C. Hall, Jr (2) .......                    --             --                    --

---------------
(1)      Mr. Farrington does not participate in this plan.

(2) Effective August 31, 2000, Mr. Hall retired as President and Chief Operating Officer of Food Lion. Based on such retirement, no payments will be made to Mr. Hall under his salary continuation agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL SHAREHOLDER

         The following information is furnished for each person known by management of the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Class B Common Stock, the only voting security of the Company, as of March 2, 2001:

                                                         AMOUNT AND NATURE
                                                           OF BENEFICIAL
NAME AND ADDRESS                                             OWNERSHIP          PERCENT OF CLASS
----------------                                         -----------------      ----------------
Etablissements Delhaize Freres et Cie .......                42,405,686              56.3%
  "Le Lion" S.A
  rue Osseghem, 53
  1080 Brussels, Belgium

---------------

(1) Includes 21,117,593 shares held of record by Delhaize's wholly owned subsidiary, Detla. Detla's address is Suite 2160, Atlanta Plaza, 950 East Paces

         Ferry Road, Atlanta, Georgia 30326. Delhaize, Detla and the Company are parties to a shareholders agreement, dated March 27, 2000 which governs the voting of the shares held by Delhaize and Detla in the election of directors and other matters. See "-- Shareholders Agreement" below.

OWNERSHIP OF MANAGEMENT

         The following information with respect to beneficial ownership of shares of the Company's Class A Common Stock and Class B Common Stock as of March 2, 2001 is furnished for each director, the Chief Executive Officer, each of the four other most highly compensated executive officers of the Company during fiscal 2000, and one additional individual who was among the Company's most highly compensated executive officers, but was not serving as an executive officer of the Company at the end of fiscal 2000 and for all directors and executive officers of the Company as a group. The number of shares of Common Stock set forth in the table below includes shares that may be acquired within 60 days after March 2, 2001, but does not include shares of Common Stock beneficially owned by Delhaize, as to which Messrs. Beckers, Coppieters, Dumont and McCanless are associated as further described herein. As of March 2, 2001, Delhaize and Detla collectively owned 42,405,686 shares of Class A Common Stock. See "-- Principal Shareholder" above for more information relating to the ownership of Class B Common Stock by Delhaize and Detla. Unless otherwise noted, each person has sole voting and investment power of the shares beneficially owned by such person.

                                                                        CLASS A                         CLASS B
                                                                     COMMON STOCK                     COMMON STOCK
                                                            ---------------------------       -------------------------
                                                              AMOUNT AND                      AMOUNT AND
NAME OF INDIVIDUAL                                             NATURE OF        PERCENT        NATURE OF        PERCENT
OR NUMBER OF                                                  BENEFICIAL          OF           BENEFICIAL         OF
PERSONS IN GROUP                                              OWNERSHIP          CLASS         OWNERSHIP         CLASS
------------------                                          ------------        -------       -----------       -------
Pierre-Olivier Beckers ...........................                 --               --               --            --
Robert J. Brunory ................................             35,359(1)             *            4,000             *
Jacqueline Kelly Collamore .......................              1,122                *              333             *
Jean-Claude Coppieters 't Wallant ................                 --               --               --            --
Pierre Dumont ....................................                 --               --               --            --
Hugh G. Farrington ...............................            589,881(2)             *               --            --
William G. Ferguson ..............................              1,122                *               --            --
Bernard W. Franklin ..............................              1,263                *               --            --
Keith M. Gehl ....................................             20,595(3)             *              150             *
Joseph C. Hall, Jr ...............................             85,865(4)             *           20,677             *
Laura C. Kendall .................................             40,460(5)             *               --            --
Margaret H. Kluttz ...............................              1,222                *              349             *
Bill McCanless ...................................            115,923(6)             *               --            --
All directors, nominees for director, and
  executive officers as a group (36 persons) .....          2,415,863(7)           2.3%          25,925             *

---------------

  * Indicates less than 1%.

(1) Includes (a) 14,673 restricted shares of Class A Common Stock held pursuant to the 1996 Employee Stock Incentive Plan of Food Lion, Inc. (the "1996 Plan") and the Delhaize America, Inc. 2000 Stock Incentive Plan (the "2000 Plan"); (b) 9,293 shares of Class A Common Stock that may be acquired upon the exercise of options granted under the 1996 Plan; and (c) 6,303 shares of Class A Common Stock represented by 11,577 units in the Profit Sharing Retirement Plan of Food Lion, Inc.

(2) Includes (a) 8,229 shares of Class A Common Stock held by Mr. Farrington's wife; and (b) 471,748 shares of Class A Common Stock that may be acquired upon the exercise of options granted by Hannaford and converted to Delhaize America upon the merger on July 31, 2000.

(3) Includes (a) 33 shares of Class A Common Stock held by Mr. Gehl as custodian for a minor; (b) 12,180 restricted shares of Class A Common Stock held pursuant to the 1996 Plan and 2000 Plan; (c) 1,506 shares of Class A Common Stock that may be acquired upon the exercise of options granted under the 1996 Plan; and (d) 5,185 shares of Class A Common Stock represented by 9,523 units in the Profit Sharing Retirement Plan of Food Lion, Inc.

(4) Includes (a) 2,310 shares of Class A Common Stock and 360 shares of Class B Common Stock held by Mr. Hall as custodian for his children;
         (b) 99 shares of Class A Common Stock held by Mr. Hall's wife as custodian for their children; (c) 1,800 shares of Class A Common Stock and 1,800 shares of Class B Common Stock held by Mr. Hall's children; and (d) 28,716 shares of Class A Common Stock that may be acquired upon exercise of options granted under the 1996 Plan;

(5) Includes (a) 26,833 restricted shares of Class A Common Stock held pursuant to the 1996 Plan and 2000 Plan; (b) 10,916 shares of Class A Common Stock that may be acquired upon the exercise of options granted under the 1996 Plan; and (c) 428 shares of Class A Common Stock represented by 787 units in the Profit Sharing Retirement Plan of Food Lion, Inc.

(6) Includes (a) 599 shares of Class A Common Stock held by Mr. McCanless' wife; (b) 76,195 restricted shares of Class A Common Stock held pursuant to the 1996 Plan and 2000 Plan; (c) 29,580 shares of Class A Common Stock that may be acquired upon exercise of options granted under the 1996 Plan; and (d) 428 shares of Class A Common Stock represented by 787 units in the Profit Sharing Retirement Plan of Food Lion, Inc.

(7) Includes (a) 393,085 restricted shares of Class A Common Stock held pursuant to the 1996 Plan and 2000 Plan; (b) 1,729,261 shares of Class A Common Stock that may be acquired upon exercise of options granted under the 1996 Plan; (c) 33,814 shares represented by 62,124 units in the Profit Sharing Retirement Plan of Food Lion, Inc. allocated to Class A Common Stock. The number of shares per unit in such plan fluctuates based in part on the allocation of cash to the fund; and (d) 5,253 shares in the Hannaford 401(k) Plan.

SHAREHOLDERS AGREEMENT

         On March 27, 2000, Delhaize, Detla and the Company entered into an agreement (the "2000 Shareholders Agreement" or "Shareholders Agreement") containing provisions regarding, among other things, the nomination of candidates for election to the Board of Directors, the voting of securities beneficially owned by the parties to the Shareholders Agreement for the election of directors and the voting requirements applicable to specified actions by the Board of Directors. The 2000 Shareholders Agreement is effective until April 30, 2007, unless Delhaize and Detla's aggregate ownership of voting shares of the Company is reduced below 10%, in which case the Shareholders Agreement would terminate at that time.

        The 2000 Shareholders Agreement provides for, subject to the fiduciary duties of directors under North Carolina law or except as the Board of Directors by the affirmative vote of at least 70% of the directors may otherwise direct, a Nominating Committee of the Board of Directors to nominate the slate of directors to be submitted to the shareholders for election to the Board and persons to fill any vacancies on the Board of Directors that arise from time to time. See "THE BOARD OF DIRECTORS." The 2000 Shareholders Agreement provides that the Nominating Committee shall consist of three persons, one of whom will be designated by Delhaize and Detla, collectively, one of whom will be the Chief Executive Officer of the Company or his designee from among the members of the Board of Directors, and one of whom will have no affiliation (other than Board of Directors or Committee membership) with either Delhaize, Detla or the Company. The 2000 Shareholders Agreement specifies that, at all times after the closing of the acquisition of Hannaford Bros. Co. ("Hannaford") by the Company, the slate to be proposed for election to the Board of Directors shall consist of ten persons, four proposed by the Chief Executive

\

Officer of Delhaize, two proposed by the Chief Executive Officer of the Company, and four to have no affiliation (other than Board of Directors or Committee membership) with either Delhaize, Detla or the Company. The 2000 Shareholders Agreement requires persons nominated to fill vacancies on the Board to be selected in a corresponding manner.

         The 2000 Shareholders Agreement also contains a voting agreement between Delhaize and Detla to vote in favor of the slate of directors proposed by the Nominating Committee and approved by the Board of Directors, and not to participate directly or indirectly in any effort to cause cumulative voting to be in effect for any election of directors of the Company.

Item 13. Certain Relationships and Related Transactions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The following persons are members of the Senior Management Compensation
Committee: William G. Ferguson (Chairperson) and Pierre-Olivier Beckers. Messrs. Hall and McCanless, who are executive officers of the Company, are members of the Company's Board of Directors and participate in decisions by the Board of Directors with respect to annual contributions made by the Company to or for the benefit of employees (including the Named Executives) under the Profit Sharing Plan. In addition, on January 1, 2000, Mr. McCanless was appointed to the Executive Committee of Delhaize. Mr. Beckers, who is a member of the Senior Management Compensation and Stock Option Committees, is affiliated with Delhaize.

CERTAIN TRANSACTIONS

         On November 16, 2000, the Company and Delhaize entered into an agreement for a statutory share exchange pursuant to which Delhaize will exchange each outstanding share of Class A and B Common Stock of the Company not currently held directly or indirectly by Delhaize for 0.4 shares of Delhaize. The public shareholders of the Company will be offered the option to receive either Delhaize shares or American Depositary Shares in the form of American Depositary Receipts ("ADRs") listed on the New York Stock Exchange. The transaction is expected to close in Spring 2001. Public shareholders of the Company will continue to receive quarterly cash dividends on their shares of the Company payable on dates before the closing of the transaction. If the transaction closes prior to the Delhaize annual shareholders meeting in May 2001, the shareholders of the Company will receive a full dividend on their Delhaize shares for fiscal year 2000, to be distributed in May 2001. The share exchange has been structured so that it should be tax-free to shareholders of the Company for United States federal income tax purposes. The share exchange is the result of an agreement between Delhaize and a four-person Special Committee of independent Directors of the Company. The share exchange was unanimously approved by the Board of Directors of the Company and Delhaize. The share exchange was unanimously recommended to the Company's Board of Directors by the Special Committee.

         The Company has entered into a lease for the operation of Food Lion stores with a real estate venture in which an indirect subsidiary of Delhaize owns a one-half interest. On October 1, 1986, the Company entered into a 20-year lease for the operation of a 20,000 square foot store in Orange Park, Florida. An indirect subsidiary of Delhaize owns a one-half interest in Debarry Place Joint Venture, which is involved in the development of the Orange Park, Florida, shopping center. The store opened in September 1987. Under the terms of the lease, the provisions of which the Company believes are no more favorable than a lease with a third party lessor, the Company is expected to make annual payments of $206,500 in fixed rent and $6,249 in common area maintenance fees for the Food Lion store. In addition, the lease provides for an annual payment to the lessor equal to the amount by which 1% of the annual gross receipts of the leased premises exceeds the fixed rent for the lease year. The lease includes an option to extend the lease for up to four five-year periods.

         The Company has entered into a joint venture with Delhaize regarding Bel-Thai Supermarket Co., Ltd. ("Bel-Thai"), a supermarket company based in Thailand. On January 18, 2000, the Company acquired, through a wholly-owned subsidiary, a 51% interest in Bel-Thai for approximately $3.9 million. Delhaize owns the remaining 49% interest in Bel-Thai. Subsequent to the Company's acquisition of its interest in Bel-Thai, the Company contributed additional capital of approximately $5.6 million to Bel-Thai for operations and acquisitions. The Company's investment in Bel-Thai was consummated pursuant to arms-length negotiations and was approved by the Board of Directors of the Company (by a vote of the directors unaffiliated with Delhaize). In addition, the Company obtained a fairness opinion from Salomon Smith Barney, an investment banking firm, as to the fairness of the transaction to the Company.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) The following documents are filed as part of this report:

         1. Financial Statements:

                                                                                      PAGES
               Consolidated Statements of Income for the fiscal years ended
               December 30, 2000, January 1, 2000 and January 2, 1999                  17

               Consolidated Balance Sheets, as of December 30,
               2000 and January 1, 2000                                                18

               Consolidated Statements of Cash Flows for the fiscal years ended
               December 30, 2000, January 1, 2000 and January 2, 1999                  19-20

               Consolidated Statements of Shareholders' Equity for the fiscal
               years ended December 30, 2000, January 1, 2000 and January 2, 1999      21-22

               Notes to Consolidated Financial Statements                              23-37

               Report of Independent Accountants                                       38

               Results by Quarter (unaudited)                                          39

         2. Other:

         All other schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

         3.  Exhibits:

              Exhibit No.
                  2 Agreement and Plan of Share Exchange dated as of November 16, 2000 between Delhaize Group and the
                           Company, as amended (incorporated by reference to Exhibit 2.1 of Delhaize Group's Registration
                           Statement on Form F-4 dated March 23, 2001)

                3(a) Articles of Incorporation, together with all amendments thereto (through May 5, 1988)(incorporated by reference to Exhibit 3(a) of the Company's Annual
                           Report on Form 10-K dated March 24, 1992) (SEC File
                           No. 0-6080)

                3(b)       Articles of Amendment to Articles of Incorporation
                           (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated September
                           7, 1999) (SEC File No. 1-15275)

                3(c)       Bylaws of the Company effective December 31, 2000

                4(a) Indenture dated as of August 15, 1991, between the Company and the Bank of New York, Trustee, providing for the issuance of an unlimited amount of Debt
                           Securities in one or more series (incorporated by reference to Exhibit 4(a) of the Company's Annual
                           Report on Form 10-K dated March 24, 1992) (SEC File
                           No. 0-6080)

                4(b)       Form of Food Lion, Inc. Medium Term Note (Global
                           Fixed Rate) (incorporated by reference to Exhibit
                           4(b) of the Company's Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

                10(a)      2000 Stock Incentive Plan of Delhaize America, Inc.
                           dated as of March 27, 2000 (incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on
                           Form 10-Q dated August 1,2000)

                10(b) Form of Deferred Compensation Agreement (incorporated by reference to Exhibit 19(b) of the Company's Report on Form 8-K dated October 27, 1986) (SEC File No.
                           0-6080)

                10(c) Form of Salary Continuation Agreement (incorporated by reference to Exhibit 19(c) of the Company's report on Form 8-K dated October 27, 1986) (SEC File No.
                           0-6080)

                10(d)      1994 Shareholders' Agreement dated as of September
                           15, 1994 among Etablissements Delhaize Freres et Cie
                           "Le Lion" S.A., Delhaize The Lion America, Inc., and the Company (incorporated by reference to Exhibit 10 of the Company's Report on Form 8-K dated October 7,
                           1994) (SEC File No. 0-6080)

                10(e)      Proxy Agreement dated January 4, 1991, between
                           Etablissements Delhaize Freres et Cie "Le Lion" S.A.
                           and Delhaize The Lion, America, Inc. (incorporated by reference to Exhibit 10(e) of the Company's Annual
                           Report on Form 10-K dated March 25, 1991) (SEC File
                           No. 0-6080)

                10(f) Retirement Agreement dated as of August 31, 2000, between the Company and Joseph C. Hall, Jr.

                10(g)      Hannaford Bros. Co. 1998 Stock Option Plan
                           (incorporated by reference to Exhibit 10.25 of Hannaford's Annual Report on Form 10-K dated March
                           10, 1998)

                10(h) Employment Agreement dated as of July 31, 2000 between Hugh G. Farrington and the Company

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

                  10(o)    Hannaford Bros. Co. Supplemental Executive Retirement
                           Plan, effective January 1, 1998 (incorporated by reference to Exhibit 10.8 of Hannaford's Annual
                           Report on Form 10-K dated March 10, 2000).

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

                10(v)      Agreement and Plan of Merger dated as of August 17,
                           1999, among the Company, Hannaford Bros. Co. and FL
                           Acquisition Sub, Inc. (incorporated by reference to
                           Exhibit 2 of the Company's Report on Form 8-K dated
                           August 19, 1999) (SEC File No. 0-6080)

                10(w)      Agreement, dated as of January 4, 1998, between
                           Etablissements Delhaize Freres et Cie "Le Lion" S.A.
                           and the Company (incorporated by reference to 10(af) of the Company's Annual Report on Form 10-K dated
                           April 8, 1998) (SEC File No. 0-6080)

                10(x) Credit Agreement dated as of November 19, 1999, among the Company, the lenders party thereto, and Morgan
                           Guaranty Trust Company of New York, as Administrative
                           Agent (incorporated by reference to 10(x)of the Company's Annual Report on Form 10-K dated March 30,
                           2000) (SEC File No. 1-15275)

                10(y) Credit Agreement dated as of January 26, 2000, among the Company, the lenders party thereto, and Morgan
                           Guaranty Trust Company of New York, as Administrative
                           Agent, relating to $2,500,000,000 364-Day Term Loan
                           Facility (incorporated by reference to 10 (y) of the Company's Annual Report on Form 10-K dated March 30,
                           2000) (SEC File No. 1-15275)

                10(z) Credit Agreement dated as of January 26, 2000, among the Company, the lenders party thereto, and Morgan
                           Guaranty Trust Company of New York, as Administrative
                           Agent, relating to $500,000,000 5-Year Revolving
                           Credit Facility (incorporated by reference to 10 (z) of the Company's Annual Report on Form 10-K dated
                           March 30, 2000) (SEC File No. 1-15275)

                10(aa) Stock Exchange Agreement dated as of August 17, 1999, among the Company, Empire Company Limited and E.C.L.
                           Investments Limited (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form
                           8-K dated August 19, 1999) (SEC File No. 0-6080)

                10(ab) Voting Agreement dated as of August 17, 1999, among the Company, Empire Company Limited and E.C.L.
                           Investments Limited (incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form
                           8-K dated August 19, 1999) (SEC File No. 0-6080)

                10(ac)     Registration Rights Agreement dated as of August 17,
                           1999, among the Company, Empire Company Limited,
                           E.C.L. Investments Limited, Pension Plan for
                           Employees of Sobeys, Inc. and Sobeys Inc. Master
                           Trust Investment Fund (incorporated by reference to
                           Exhibit 99.4 of the Company's Current Report on Form
                           8-K dated August 19, 1999) (SEC File No. 0-6080)

                10(ad) Employment Agreement dated as of January 20, 2000 between the Company and Robert J. Brunory

                10(ae) Employment Agreement dated as of January 10, 2000 between the Company and Keith M. Gehl

                10(af) Employment Agreement dated as of March 13, 2000, between Joseph C. Hall, Jr. and Food Lion, a division of Delhaize America, Inc. (incorporated by reference to Exhibit 10 (af) of the Company's Annual Report on
                           Form 10-K dated March 30, 2000) (SEC File No. 1-15275)

                10(ag) Employment Agreement dated as of March 14, 2000, between Laura C. Kendall and Delhaize America, Inc.
                           (incorporated by reference to Exhibit 10 (ag) of the Company's Annual Report on Form 10-K dated March 30,
                           2000) (SEC File No. 1-15275)

                10(ah)     2000 Shareholders' Agreement dated as of March 27,
                           2000 among Etablissements Delhaize Freres et cie "Le
                           Lion", Delhaize the Lion America, Inc., and the
                           Company (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q dated
                           August 1, 2000) (SEC File No. 1-15275)

                10(ai) Amendment No. 1 to the 2000 Shareholders Agreement dated as of September 14, 2000 among Delhaize Group,
                           Delhaize America and Delhaize The Lion America, Inc.

                10(aj)     Amendment to Credit Agreement dated as of November
                           19, 1999, among the Company, the lenders party thereto, and Morgan Guaranty Trust Company of New
                           York, as Administrative Agent

                10(ak)     Amended and Restated Hannaford Bros. Co. Deferred
                           Compensation Plan for Officers (incorporated by reference to Exhibit 10.1 of Hannaford's Quarterly
                           Report on Form 10-Q dated November 7, 1997)
                           (SEC File No. 1-7603).

                10(al) Hannaford Bros. Co. 1988 Stock Plan (incorporated by reference to Exhibit 4.5 of Hannaford's Registration
                           Statement on Form S-8 dated June 27, 1995)
                           (Registration No. 33-60655)

                10(am) There are incorporated herein by reference (i) the Hannaford Cash Balance Plan, a copy of which was filed as Exhibit 10.3 to the Hannaford's Annual
                           Report on Form 10-K for the fiscal year ended
                           January 2, 1999 (SEC File N o. 1-7603) and (ii) the
                           First Amendment to the Hannaford Cash Balance Plan, a copy of which was filed as Exhibit 10.1 to the Hannaford's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1998 (SEC File
                           No. 1-7603), and the Proposed Amendment to the Hannaford Cash Balance Plan submitted to the Internal
                           Revenue Service for approval (incorporated by reference to Exhibit 10.4 of Hannaford's Annual
                           Report on Form 10-K dated March 10, 2000), the
                           Second Amendment to The Hannaford Cash Balance Plan
                           (incorporated by reference to Exhibit 10.5 of Hannaford's Annual Report on Form 10-K dated
                           March 10, 2000), and the Third Amendment to the
                           Hannaford Cash Balance Plan (incorporated by reference to Exhibit 10.6 of Hannaford's Annual
                           Report on Form 10-K dated March 10, 2000).

                21         Subsidiaries of Registrant

                23         Consent of Independent Accountants

                99 Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K

     (b) Reports on Form 8-K:

         Current Report on Form 8-K filed November 29, 2000

         Amendment No. 1 to Current Report on Form 8-K filed October 16, 2000

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Delhaize America, Inc.

Date: 3/30/2001                  By /s/ Laura C. Kendall
--------------------------          -------------------------------------
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

Date: 3/30/2001                  By /s/ Laura C. Kendall
--------------------------          -------------------------------------
                                       Laura C. Kendall
                                       Chief Financial Officer
                                       Principal Accounting Officer

Date: 3/30/2001                  By /s/ Pierre-Olivier Beckers
---------------------------         -------------------------------------
                                       Pierre-Olivier Beckers
                                       Director

Date: 3/30/2001                  By /s/ Jacqueline K. Collamore
----------------------------        -------------------------------------
                                       Dr. Jacqueline K. Collamore
                                       Director

Date: 3/30/2001                  By /s/ Jean-Claude Coppieters 't Wallant
-----------------------------       -------------------------------------
                                       Jean-Claude Coppieters 't Wallant
                                       Director

Date: 3/30/2001                  By /s/ Pierre DuMont
----------------------------        -------------------------------------
                                       Pierre DuMont
                                       Director

Date: 3/30/2001                  By /s/ Hugh G. Farrington
----------------------------        -------------------------------------
                                       Hugh G. Farrington
                                       Chief Executive Officer of
                                       Hannaford Bros.
                                       Director

Date: 3/30/2001                  By /s/ William G. Ferguson
---------------------------         -------------------------------------
                                       William G. Ferguson
                                       Director

Date: 3/30/2001                  By /s/ Bernard W. Franklin
---------------------------         -------------------------------------
                                       Dr. Bernard W. Franklin
                                       Director

Date: 3/30/2001                  By /s/ Margaret H. Kluttz
---------------------------         -------------------------------------
                                       Margaret H. Kluttz
                                       Director

Date: 3/30/2001                   By /s/ Bill McCanless
---------------------------          --------------------------------------
                                       Bill McCanless
                                       Chief Executive Officer, Delhaize
                                       America, Inc.
                                       Chief Executive Officer, Food Lion
                                       Division
                                       Director

                                  EXHIBIT INDEX
                                       to
                          ANNUAL REPORT ON FORM 10-K of
                             Delhaize America, Inc.
                   For the Fiscal Year Ended December 30, 2000

 Exhibit No.           Description

         2 Agreement and Plan of Share Exchange dated as of November 16, 2000 between Delhaize Group and the Company, as amended (incorporated by reference to Exhibit 2 of the Company's Report on Form 8-K dated November 29, 2000)

         3(a) Articles of Incorporation, together with all amendments thereto (through May 5, 1988)(incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K dated March 24, 1992)

         3(b) Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated September 7, 1999)

         3(c)     Bylaws of the Company effective December 31, 2000

         4(a) Indenturedated as of August 15, 1991, between the Company and the Bank of New York, Trustee, providing for the issuance of an unlimited amount of Debt Securities in one or more series (incorporated by reference to Exhibit 4(a) of the Company's Annual Report on Form 10-K dated March 24, 1992)

         4(b) Form of Food Lion, Inc. Medium Term Note (Global Fixed Rate) (incorporated by reference to Exhibit 4(b) of the Company's Annual Report on Form 10-K dated March 24, 1992)

         10(a) 2000 Stock Incentive Plan of Delhaize America, Inc. dated as of March 27, 2000 (incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q dated August 1,2000)

         10(b) Form of Deferred Compensation Agreement (incorporated by reference to Exhibit 19(b) of the Company's Report on Form 8-K dated October 27, 1986)

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

         10(f)    Retirement Agreement dated as of August 31, 2000, between the
                  Company and Joseph C. Hall, Jr.

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

         10(o) Hannaford Bros. Co. Supplemental Executive Retirement Plan, effective January 1, 1998.

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

         10(v) Agreement and Plan of Merger dated as of August 17, 1999, among the Company, Hannaford Bros. Co. and FL Acquisition Sub,
                  Inc. (incorporated by reference to Exhibit 2 of the Company's
                  Report on Form 8-K dated August 19, 1999)

         10(w)    Agreement, dated as of January 4, 1998, between Etablissements
                  Delhaize Freres et Cie "Le Lion" S.A. and the Company
                  (incorporated by reference to 10(af) of the Company's Annual
                  Report on Form 10-K dated April 8, 1998)

         10(x)    Credit Agreement dated as of November 19, 1999, among the
                  Company, the lenders party thereto, and Morgan Guaranty Trust
                  Company of New York, as Administrative Agent (incorporated by reference to 10(x)of the Company's Annual Report on Form 10-K dated March 30, 2000)

         10(y)    Credit Agreement dated as of January 26, 2000, among the
                  Company, the lenders party thereto, and Morgan Guaranty Trust
                  Company of New York, as Administrative Agent, relating to
                  $2,500,000,000 364-Day Term Loan Facility (incorporated by reference to 10 (y) of the Company's Annual Report on Form
                  10-K dated March 30, 2000)

         10(z)    Credit Agreement dated as of January 26, 2000, among the
                  Company, the lenders party thereto, and Morgan Guaranty Trust
                  Company of New York, as Administrative Agent, relating to
                  $500,000,000 5-Year Revolving Credit Facility (incorporated by reference to 10 (z) of the Company's Annual Report on Form
                  10-K dated March 30, 2000)

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

         10(ad)   Employment Agreement dated as of January 20, 2000 between the
                  Company and Robert J. Brunory

         10(ae)   Employment Agreement dated as of January 10, 2000 between the
                  Company and Keith M. Gehl

         10(af)   Employment Agreement dated as of March 13, 2000, between
                  Joseph C. Hall, Jr. and Food Lion, a division of Delhaize
                  America, Inc. (incorporated by reference to Exhibit 10 (af) of the Company's Annual Report on Form 10-K dated March 30, 2000)

         10(ag)   Employment Agreement dated as of March 14, 2000, between Laura
                  C. Kendall and Delhaize America, Inc. (incorporated by reference to Exhibit 10 (ag) of the Company's Annual Report on
                  Form 10-K dated March 30, 2000)

         10(ah)   2000 Shareholders' Agreement dated as of March 27, 2000 among
                  Etablissements Delhaize Freres et cie "Le Lion", Delhaize the
                  Lion America, Inc., and the Company (incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form
                  10-Q dated August 1, 2000)

         10(ai)   Amendment No. 1 to the 2000 Shareholders Agreement dated as of
                  September 14, 2000 among Delhaize Group, Delhaize America and
                  Delhaize The Lion America, Inc.

         10(aj) Amendment to Credit Agreement dated as of November 19, 1999, among the Company, the lenders party thereto, and Morgan
                  Guaranty Trust Company of New York, as Administrative Agent

         21       Subsidiaries of Registrant

         23       Consent of Independent Accountants

         99       Undertaking of the Company to file exhibits pursuant to Item
                  601(b)(4)(iii)(A) of Regulation S-K