Form 10-K405
period 2001-12-29
DELHAIZE AMERICA INC
filed 2002-03-29
CIK 37912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001

Commission File No. 1-15275

DELHAIZE AMERICA, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-0660192

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 1330, 2110 Executive Drive Salisbury, North Carolina	28145-1330

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	704-633-8250

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Outstanding shares of common stock of the Registrant as of March 29, 2002.

Class A Common Stock -	91,050,642,127
Class B Common Stock -	75,287,145

     This registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

     Exhibit index is located on sequential page 64 hereof.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

DELHAIZE AMERICA, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 29, 2001

PART I

Item 1. Business.

     Delhaize America, Inc. ("Delhaize America" or the "Company") engages in one line of business, the operation of retail food supermarkets in the eastern United States. Delhaize America was incorporated in North Carolina in 1957 and maintains its corporate headquarters in Salisbury, North Carolina and Scarborough, Maine. Delhaize America is a holding company having three subsidiary operating companies that do business under the banners Food Lion, Hannaford and Kash n’ Karry. All of our capital stock is owned by Etablissements Delhaize Frères et Cie “Le Lion” S.A., referred to in this document as Delhaize Group, and its wholly-owned subsidiary, Delhaize The Lion America, Inc., referred to in this document as Detla.

     Our stores sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food, deli/bakery and non-food items such as health and beauty care, prescriptions, and other household and personal products. We offer nationally and regionally advertised brand name merchandise as well as products manufactured and packaged for us under the private labels of Food Lion, Hannaford and Kash n’ Karry. Sales of private label products represented 16%, 20% and 15% of Food Lion’s, Hannaford’s and Kash n’ Karry’s respective sales in fiscal 2001.

     The products we sell are purchased through our buying departments in Salisbury, North Carolina and Scarborough, Maine. The centralization of the buying function allows us to establish long-term relationships with many vendors providing various alternatives for sources of product supply.

     The business in which we are engaged is highly competitive and characterized by low profit margins. We compete with national, regional and local supermarket chains, super-centers, discount food stores, single unit stores, convenience stores, warehouse clubs and drug stores. We will continue to develop and evaluate new retailing strategies that will respond to our customers’ needs. Seasonal changes have no material effect on the operation of our supermarkets.

As of December 29, 2001, 1,459 supermarkets were in operation as follows:

	Food Lion	Hannaford	Kash n' Karry	Total

Delaware	14			14
Florida	45		138	183
Georgia	61			61
Kentucky	13			13
Maine		46		46
Maryland	70			70
Massachusetts		6		6
New Hampshire		22		22
New York		30		30
North Carolina	455			455
Pennsylvania	11			11
South Carolina	124			124
Tennessee	88			88
Vermont		10		10
Virginia	308			308
West Virginia	18			18

	1,207	114	138	1,459

     As of March 22, 2002, Delhaize America had opened eight supermarkets since December 29, 2001, relocated two supermarkets, closed one supermarket and signed leases for four supermarkets which are expected to open in either 2002 or 2003.

     Delhaize America owns and operates warehousing and distribution facilities, including a transportation fleet, which are located in Plant City, Florida; South Portland and Winthrop, Maine; Salisbury, Butner and Dunn, North Carolina; Schodack, New York; Greencastle, Pennsylvania; Elloree, South Carolina; Clinton, Tennessee; and Disputanta, Virginia.

     As of December 29, 2001, Delhaize America employed 43,043 full-time and 70,669 part-time employees.

     The following table shows the number of stores opened, closed and relocated, and the number of stores open at the end of each year, for the past three fiscal years.

	# Stores	# Stores		# Stores	# Stores Opened
	Opened	Closed		Relocated	Year-end
2001	47	(3)		(5)	1,459
2000	172 (a)	(18	)(b)	(10)	1,420
1999	100	(10)		(21)	1,276

(a)  Includes 106 stores acquired from Hannaford on July 31, 2000.

(b)  Includes 13 Save n’ Pack store closings.

Recent Developments

     On April 25, 2001, Delhaize America and Delhaize Group completed a share exchange whereby each outstanding share of Delhaize America’s Class A and Class B common stock not already owned by Delhaize Group or its wholly-owned subsidiary, Detla, was exchanged for 0.40 Delhaize Group American Depositary Shares (ADSs), which are listed on the New York Stock Exchange, or, at the option of each Delhaize America shareholder, 0.40 Delhaize Group ordinary shares, which are listed on Euronext Brussels. Each Delhaize Group ADS represents one ordinary share of Delhaize Group. The Delhaize Group share exchange was structured to be tax-free to our shareholders for U.S. federal income tax purposes. Immediately prior to the Delhaize Group share exchange, Delhaize America issued a stock dividend, whereby each holder of record of an outstanding share of Class A common stock and each holder of record of an outstanding share of Class B common stock received a stock dividend of 499 shares of Class A common stock with respect to each such share. Prior to the stock dividend, Delhaize America amended its Articles of Incorporation to increase the number of authorized shares of Class A common stock to 100,000,000,000 and to clarify the permissibility of the stock dividend. The Delhaize Group share exchange was unanimously approved by our board of directors and the board of directors of Delhaize Group, unanimously recommended to our board of directors by a four-person special committee of independent directors, and approved by our shareholders and the shareholders of Delhaize Group. Until April 25, 2001, shares of Delhaize America common stock were listed on the New York Stock Exchange.

Item 2. Properties.

     Delhaize America operated 1,207 supermarkets under the Food Lion banner at the end of fiscal 2001 in the mid-Atlantic and southeastern regions of the United States. Food Lion stores average approximately 34,900 square feet. The current Food Lion store prototype is approximately 38,000 square feet.

     At the end of fiscal 2001, Delhaize America operated 114 Hannaford Bros. Co. supermarkets, 78 of which are combination stores. Hannaford Bros. Co. operates under the Hannaford and Shop`n Save banners in Maine, New Hampshire, Vermont, upstate New York and Massachusetts. Combination stores consist of traditional all-department supermarkets, together with pharmacies, other services and expanded general merchandise under one roof. Hannaford stores average approximately 49,000 square feet. The current Hannaford store prototypes are approximately 35,000 square feet and 55,000 square feet.

     At the end of fiscal 2001, Delhaize America operated 138 Kash n’ Karry supermarkets in central Florida. Kash n’ Karry stores average approximately 40,400 square feet. The current Kash n’ Karry store prototype is approximately 46,000 square feet.

     All of Delhaize America’s supermarkets are self-service stores which have off-street parking facilities with the exception of operating 99 owned supermarkets, Delhaize America occupies its various supermarket premises under lease agreements providing for initial terms of up to 30 years, with renewal options generally ranging from five to 20 years.

     At the end of 2001 Delhaize America had $42.4 million (net book value) in property held for sale.

     The following table identifies the location and square footage of its 11 distribution centers and office space operated by Delhaize America as of December 29, 2001.

Square Feet
Location	(in thousands)

Salisbury, North Carolina	1,630
Greencastle, Pennsylvania	1,236
Dunn, North Carolina	1,225
Disputanta, Virginia	1,124
Elloree, South Carolina	1,099
Clinton, Tennessee	833
Plant City, Florida	760
South Portland, Maine	520
Schodack, New York	425
Butner, North Carolina	430
Winthrop, Maine	218

9,500

Corporate Headquarters, Salisbury, North Carolina	272
Corporate Headquarters, Scarborough, Maine	280

Item 3. Legal Proceedings.

     Delhaize America is from time to time involved in legal actions in the ordinary course of its business. We are not aware of any pending or threatened litigation, arbitration or administrative proceedings involving claims or amounts that, individually or in the aggregate, we believe are likely to materially harm our business, financial condition or future results of operations. Any litigation, however, involves risk and potentially significant litigation costs, and therefore we cannot give any assurance that any litigation which may arise in the future will not materially harm our business, financial condition or future results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     Omitted pursuant to General Instruction I(2) of Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Delhaize Group, together with its wholly-owned subsidiary, Detla, own all of the outstanding shares of our common stock. As a result, there is no established public market for our common stock. The information set forth beneath the heading “Recent Developments” under Item 1 is hereby incorporated by reference.

Dividends Declared Per Share of Common Stock

	Year Ended December 29, 2001		Year Ended December 30, 2000

Quarter	Class A	Class B	Class A	Class B
First	$.00019	$.15690	$.00017	$.1426
Second	—	—	.00017	.1426
Third	—	—	.00017	.1426
Fourth	.000944	.000944	.00016	.1426

Total	$.001134	$.157844	$.00067	$.5704

     Future dividends that we declare will be payable to Delhaize Group and Detla, our sole shareholders.

Item 6. Selected Financial Data.

     Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes that appear elsewhere in this Form 10-K. All pro forma information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation section assumes our acquisition of Hannaford Bros. Co. ("Hannaford") was consummated at the beginning of 2000. The pro forma information is not necessarily indicative of our future consolidated results of operations and should be read in conjunction with our historical consolidated financial statements and related notes thereto appearing elsewhere in this filing.

Critical Accounting Policies

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position and we apply those accounting policies in a consistent manner. The significant accounting policies are summarized in Note 1 to the consolidated financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants, lawyers and actuaries to assist in our evaluation. We believe the following accounting policies are the most critical because they involve the most significant judgments and estimates used in preparation of our consolidated financial statements.

Inventories- Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 80% and 83% of inventories, in 2001 and 2000, respectively. Meat, produce, deli and bakery inventories are valued on the first-in, first-out (FIFO) method. We evaluate inventory shrinkage throughout the year based on actual physical counts in our stores and distribution centers and record reserves based on the results of these counts to provide for the estimated shrinkage as of the balance sheet date.

Store closing reserves- We provide for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to 20 years. We estimate the lease liabilities, net of sublease income, using a discount rate based on the current treasury note rates to calculate the present value of the remaining rent payments on closed stores. Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term. Store closings are generally completed within one year after the decision to close. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. Severance costs are rarely incurred in connection with store closings. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is no longer needed for its originally intended purpose is reversed to income in the proper period.

Long-lived assets- We periodically evaluate the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company monitors the carrying value of its long-lived assets for potential impairment based on projected undiscounted cash flows utilizing current cash flow information related to specific stores and projections of future cash flows based on estimated growth rates depending on the location of the store. If impairment is identified for long-lived assets other than real property, we compare the asset’s future discounted cash flows to its current carrying value and record provisions for impairment as appropriate. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions. Impairment is recognized for the excess of carrying value over estimated fair market value, reduced by estimated direct costs of disposal.

Goodwill and other intangible assets - We will be required to adopt the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, in fiscal 2002. We anticipate the adoption of SFAS 142 will reduce amortization expense by approximately $110 million in 2002. During 2002, we will perform the first of our annual impairment tests of goodwill and intangible assets with indefinite lives which is required under the new standard. This impairment test differs from our existing policies principally in that we currently evaluate whether goodwill and intangible assets are impaired based on future projected undiscounted cash flows whereas SFAS 142 requires the comparison of fair value to the recorded value of goodwill and intangible assets. Under SFAS 142 the fair value of our goodwill and indefinite-lived intangible assets will be determined based on discounted cash flows and/or other valuation methods. Independent appraisals will be used to the extent we consider necessary. We have not yet determined what impact, if any, the impairment tests under SFAS 142 will have on our results of operations and financial position. Intangible assets with definite lives will continue to be evaluated for potential impairment based on the future undiscounted cash flows associated with such intangible assets.

Self insurance- We are self-insured for workers’ compensation, general liability and vehicle accident claims. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum self-insured retention, including defense costs per occurrence, is $500,000 per individual claim for workers’ compensation, automobile liability and general liability. We are insured for covered costs, including defense costs, in excess of these limits. Significant assumptions used in the development of the actuarial estimates include reliance on our historical claims data including average monthly claims and average lag time between incurrence and payment.

Overview

On April 25, 2001, the Company and Delhaize Group completed a share exchange, whereby each outstanding share of the Company’s Class A and Class B common stock not already owned by Delhaize Group or its wholly-owned subsidiary, Delhaize The Lion America, Inc. (“Detla”), was exchanged for 0.40 Delhaize Group American Depositary Shares (“ADSs”), which are listed on the New York Stock Exchange, or, at the option of a Delhaize America shareholder, 0.40 Delhaize Group ordinary shares, which are listed on Euronext Brussels. We became a wholly-owned subsidiary of Delhaize Group as a result of the Delhaize Group share exchange. The Delhaize Group share exchange was accounted for using the purchase method of accounting. Effective as of the end of our April 28, 2001 fiscal period, we recorded adjustments to reflect the accounting basis of Delhaize Group in our financial statements (see Note 2). In connection with the recording of Delhaize Group’s accounting basis, a new entity has been deemed to be created for financial reporting purposes. Accordingly, the periods prior to the date of the Delhaize Group share exchange relate to the “predecessor company” and the periods subsequent to the date of the Delhaize Group share exchange relate to the “successor company.” The results of the predecessor company and the successor company have been combined for the 2001 fiscal year ended December 29, 2001, since separate discussions of the 17 weeks ended April 28, 2001 and the 35-week period between April 29, 2001 and December 29, 2001 are not meaningful in terms of their operating results or comparisons to the prior period. The following table sets forth the unaudited consolidated statement of income for the fiscal year ended December 29, 2001. The pro forma income statement for the 52 weeks ended December 30, 2000 includes adjustments to reflect the results of Hannaford as if Hannaford had been purchased on January 1, 2000.

		Pro forma	Actual
	52 Weeks	52 Weeks	52 Weeks	52 Weeks
	Dec 29, 2001	Dec 30, 2000	Dec 30, 2000	Jan 1, 2000

Net sales and other revenues	$14,913,227	$14,303,066	$12,669,149	$10,890,515
Cost of goods sold	11,118,725	10,775,811	9,562,231	8,211,125
Selling and administrative expenses	3,095,620	2,904,889	2,521,935	2,075,431
Asset impairment provision	7,036	26,961	26,961	1,495
Store closing provision	7,586	42,834	42,834	12,605
Merger expense	39,713	51,162	38,546	1,465

Operating income	644,547	501,409	476,642	588,394
Interest expense	342,253	335,917	213,057	103,820

Income before income taxes	302,294	165,492	263,585	484,574
Provision for income taxes	141,531	85,139	108,099	184,139

Net income	$160,763	$80,353	$155,486	$300,435

We reported net sales and other revenues of $14.9 billion in fiscal 2001, compared to $12.7 billion in fiscal 2000 ($14.3 billion on a pro forma basis) and $10.9 billion in fiscal 1999. Net income was $160.8 million in fiscal 2001 compared to $155.5 million in fiscal 2000 ($80.3 million on a pro forma basis) and $300.4 million in fiscal 1999. Earnings before merger costs and store closing and asset impairment provisions were $194.5 million in fiscal 2001 compared to $222.7 million and $310.0 million in fiscal 2000 and 1999, respectively.

On July 31, 2000, we completed our acquisition of Hannaford. The financial information discussed in the remaining discussion and analyis of our financial condition and results of operations includes the results of the operations of Hannaford for the 22 weeks beginning July 31, 2000 and ending December 30, 2000 and for the fiscal year ended December 29, 2001.

During fiscal 2001, we opened 47 new stores and closed eight existing stores (including five relocations), for a net increase of 39 stores. At the end of fiscal 2001, we operated 1,459 stores, compared to 1,420 stores at the end of fiscal 2000 and 1,276 stores at the end of fiscal 1999. We remodeled 145 stores in fiscal 2001, compared to 173 stores in fiscal 2000 and 145 stores in fiscal 1999.

Results of Operations

The following table sets forth, for the periods indicated, the percentage which the listed amounts bear to net sales and other revenues:

		Pro Forma	Actual
	52 Weeks	52 Weeks	52 Weeks	52 Weeks
	Dec 29, 2001	Dec 30, 2000	Dec 30, 2000	Jan 1, 2000
	%	%	%	%

Net sales and other revenues	100.00	100.00	100.00	100.00
Cost of goods sold	74.56	75.34	75.48	75.40
Selling and administrative expenses	20.76	20.31	19.91	19.06
Asset impairment provision	0.05	0.19	0.21	0.01
Store closing provision	0.05	0.30	0.34	0.12
Merger expense	0.27	0.35	0.30	0.01

Operating income	4.31	3.51	3.76	5.40
Interest expense	2.29	2.35	1.68	0.95

Income before income taxes	2.02	1.16	2.08	4.45
Provision for income taxes	0.95	0.60	0.85	1.69

Net income	1.07	0.56	1.23	2.76

Sales

We record revenues primarily from the sales of products in over 1,450 retail stores. Net sales and other revenues were $14.9 billion for the year ended December 29, 2001 compared to $12.7 billion for the year ended December 30, 2000 (or $14.3 billion on a pro forma basis), an increase of 17.7% (or 4.3% on a pro forma basis). The increase in sales relates primarily to the 106 stores added in connection with the Hannaford acquisition. During fiscal 2001, we had a net increase of 39 new store openings and we remodeled 145 stores. Comparable store sales increased 1.4% during fiscal 2001 over the comparable period in fiscal 2000.

We are pleased to report solid sales performance during fiscal 2001, a year that was very challenging competitively. The competitive landscape in core operating areas was extremely active and aggressive during most of the year. As the United States economy deteriorated throughout the year, the competitive intensity increased as consumers became more cautious about spending. All major supermarket retailers initiated promotional activity and unique marketing messages to battle for the shrinking consumer dollar. Accordingly, during 2001 we managed our pricing formula to provide competitive and valuable offerings to our customers.

Net sales and other revenues were $12.7 billion in fiscal 2000, compared to $10.9 billion in fiscal 1999, resulting in an annual increase of 16.3%. The increase in sales in fiscal 2000 primarily resulted from 106 stores acquired through the acquisition of Hannaford, the opening of 66 new stores and the remodeling of 173 existing stores. Comparable store sales, which include results from expanded and relocated stores, increased 0.8% during fiscal 2000, compared to an increase of 1.8% in fiscal 1999.

At the end of fiscal 2001, we operated 1,459 stores, which consisted of 1,207 stores operating under the Food Lion banner, 114 stores operating under the Hannaford and Shop n’ Save banners and 138 stores operating under the Kash n’ Karry banner. During 2001 we opened 47 new stores, including 37 Food Lion stores, six Hannaford stores and four Kash n’ Karry stores, increasing retail square footage by approximately 3.8%. In addition, we also remodeled 145 stores in 2001 including 124 Food Lion stores, ten Hannaford stores and 11 Kash n’ Karry stores. Retail store square footage totaled 53.3 million square feet at December 29, 2001. During 2001 we relocated four Food Lion stores and one Kash n’ Karry store, and closed two Food Lion stores and one Kash n’ Karry store.

At the end of fiscal 2000, we operated 1,420 stores, which consisted of 1,176 stores operating under the Food Lion banner, 108 stores operating under the Hannaford and Shop ‘n Save banners and 136 Kash n’ Karry stores. In fiscal 2000, we opened 66 new stores, including 55 Food Lion stores, two Hannaford stores and nine Kash n’ Karry stores. In fiscal 2000, we remodeled 173 stores, including 134 Food Lion stores, five Hannaford stores and 34 Kash n’ Karry stores. Remodeling efforts included the updating of equipment and properties, as well as increasing the square footage and adding deli/bakeries to select stores. At the end of fiscal 2000, we had 51.4 million square feet of space in our stores, representing an increase of 19.4% compared to 43.0 million square feet of space at the end of fiscal 1999. During fiscal 2000, we also relocated 10 Food Lion stores and closed five Food Lion stores and 13 Save ‘n Pack stores. We have discontinued the Save n’ Pack banner in Florida and converted three of the remaining five Save n’ Pack stores to the Kash n’ Karry banner.

We continue to deliver low price leadership through our MVP and PCC customer loyalty card programs. These programs provide customers with additional discounts on a selection of featured items. At the end of 2001, the MVP customer loyalty card program accounted for approximately 76% of sales dollars and 57% of all transactions at Food Lion stores. More than 8 million households used an MVP card within the last quarter of fiscal 2001, and their purchases were more than two times the size of non-MVP transactions. At the end of 2001, the PCC loyalty card program accounted for approximately 55% of sales dollars and 42% of all transactions at Kash n’ Karry stores. Kash n’ Karry has currently issued more than one million PCC cards, and PCC card transactions were almost twice the size of non-PCC card transactions in fiscal 2001. We have used information from transactions that are processed using the loyalty cards to offer meaningful targeted promotion and direct mail programs exclusively to MVP and PCC card customers.

In fiscal 2002, we plan to open 45 new stores, including 35 Food Lion stores, six Hannaford stores and four Kash n’ Karry stores, increasing our retail square footage by approximately 3.0%. During fiscal 2002, we also intend to relocate or close 11 stores, resulting in a net increase of 34 stores. Corporate growth plans for 2002 also include remodeling 137 stores, including 124 Food Lion stores, six Hannaford stores and seven Kash n’ Karry stores. We believe this growth plan will position us to maintain market leadership in many operating areas. In addition, our on-going review and evaluation of our store base may lead to decisions to close stores to take advantage of relocation opportunities or eliminate operating losses in under-performing stores in an effort to maximize company performance. Most importantly, our growth strategy will remain flexible and responsive to the current, future and changing needs of our retail customers.

Gross Profit

Gross profit as a percentage of sales was 25.44% for the year ended December 29, 2001, compared to 24.52% for the same period last year. Gross profit improvements during fiscal 2001 were primarily attributable to initiatives at Food Lion that began during the second half of fiscal 2000 which were designed to strengthen gross margin through merchandise assortment, retail pricing management and reducing inventory shrinkage. The success of these efforts helped to support gross margin for Food Lion despite an increase in promotional activity associated with customer expectations and increased competitive activity (see Sales discussion above). In addition, the strength of our private label programs continued to positively impact gross margin in fiscal 2001, which varied by banner from 15% to 20% of total sales.

Gross profit as a percentage of sales was 24.52% in fiscal 2000, compared to 24.60% in fiscal 1999. Gross profit in fiscal 2000 was adversely affected by the cost of markdowns, changes in the mix of products sold at the Food Lion stores as we responded to an intense competitive environment in the southeastern United States and inventory shrinkage. Private label sales, which varied by banner from 15% to 20% of total sales in fiscal 2000, positively impacted gross profit percentage.

Selling and Administrative Expense

Selling and administrative expenses (which include depreciation and amortization) were 20.76% of sales in fiscal 2001 compared to 19.91% in fiscal 2000. Excluding depreciation and amortization, selling and administrative expenses as a percentage of sales were 17.08% for the year ended December 29, 2001 compared to 16.97% for the year ended December 30, 2000. During the year, selling and administrative expenses were negatively impacted by rising health care costs and utility costs. Remaining expense categories were well controlled across all operating banners despite changing market and economic conditions, demonstrating our continued ability to quickly react to unplanned changes in sales and competitive activity.

Selling and administrative expenses (which include depreciation and amortization) as a percentage of sales were 19.91% in fiscal 2000 and 19.06% in fiscal 1999. Excluding depreciation and amortization, selling and administrative expenses as a percentage of sales were 16.97% and 16.68% for fiscal 2000 and fiscal 1999, respectively. During fiscal 2000, selling and administrative expenses were negatively impacted as the Company continued to experience increasing labor costs due to the low unemployment rates in most operating markets, which, in turn, created higher turnover costs as well as wage and benefit increases.

Other increases in selling and administrative expenses in fiscal 2000 were store rent, utilities and store operating expenses incurred primarily as a result of 64 new leased stores and expansions of existing stores.

Depreciation and amortization as a percentage of sales was 3.68% in fiscal 2001 compared to 2.94% in fiscal 2000 as a result of a full year of amortization and depreciation recorded for Hannaford and an additional $59.6 million amortization and depreciation expense related to the Delhaize Group share exchange.

Depreciation and amortization as a percentage of sales was 2.94% in fiscal 2000 compared to 2.37% in fiscal 1999. In fiscal 2000, we recorded $35.6 million (0.28% of fiscal 2000 sales) in goodwill and intangible asset amortization due to the Hannaford acquisition. We constructed and equipped 64 leased stores and two owned stores and remodeled 173 stores during fiscal 2000. In fiscal 1999, we constructed and equipped 92 leased stores and eight owned stores and remodeled 145 stores.

Store Closings

The following table shows the number of stores closed and planned to be closed at the end of fiscal years 1999, 2000, and 2001, along with the number of stores committed for closure during the year, the number of stores closed, the number of closed stores acquired and the number of stores sold or for which the lease was terminated.

	Planned
	Closed	Closings	Total

As of January 2, 1999	131	26	157
Stores added	—	16	16
Stores acquired	14	—	14
Planned closings completed	35	(35)	—
Stores sold/lease terminated	(24)	—	(24)

As of January 1, 2000	156	7	163
Stores added	—	36	36
Stores acquired	25	1	26
Planned closings completed	30	(30)	—
Stores sold/lease terminated	(24)	—	(24)

As of December 30, 2000	187	14	201
Stores added	—	8	8
Stores acquired	—	—	—
Planned closings completed	12	(12)	—
Stores sold/lease terminated	(20)	—	(20)

As of December 29, 2001	179	10	189

The following table reflects closed store liabilities at the end of the successor and predecessor periods of 2001 and the end of fiscal years 2000, and 1999 and activity during the year including additions to closed store liabilities charged to operations, additions for closed stores acquired in purchase transactions, adjustments to liabilities based on changes in facts and circumstances and payments made.

		Successor	Predecessor
		Company	Company
		For the 35 Weeks	For the 17 Weeks
	Fiscal	Ended	Ended	Fiscal	Fiscal
	2001	December 29, 2001	April 28, 2001	2000	1999

Balance at beginning of period	$185.2	$176.3	$185.2	$106.8	$113.5
Additions charged to earnings:
Store closings –lease obligations	2.8	1.5	1.3	33.5	13.7
Store closings -other exit costs	0.3	0.3	0.0	4.6	1.7
Adjustments to prior year estimates - lease obligations	4.2	4.6	(0.4)	0.8	(2.8)
Adjustments to prior year estimates - other exit costs	0.3	(1.1)	1.4	3.9	—

Total charge to earnings	7.6	5.3	2.3	42.8	12.6
Reductions:
Lease payments made	(15.3)	(10.7)	(4.6)	(11.0)	(8.2)
Lease terminations payments	(1.2)	(1.0)	(0.2)	(3.4)	(10.5)
Payments for other exit costs	(4.5)	(2.9)	(1.6)	(6.0)	(3.8)

Total reductions	(21.0)	(14.6)	(6.4)	(20.4)	(22.5)
Closed store liabilities associated with purchase transactions:
Lease obligations	—	—	—	39.8	2.4
Other exit costs	—	—	—	19.9	0.8
Adjustment to goodwill	(7.0)	(2.2)	(4.8)	(3.7)	—

Total acquired liabilities	(7.0)	(2.2)	(4.8)	56.0	3.2

Balance at end of period	$164.8	$164.8	$176.3	$185.2	$106.8

The December 29, 2001 balance of approximately $164.8 million consisted of lease liabilities and exit cost liabilities of $140.3 million and $24.5 million, respectively. The fiscal 2000 end of year balance of $185.2 million consisted of lease liabilities and exit cost liabilities of $152.3 million and $32.9 million, respectively. The fiscal 1999 balance of $106.8 million consisted of $96.9 million of lease liabilities and $9.9 million of exit cost liabilities and the opening 1999 balance consisted of $102.3 million of lease liabilities and $11.2 million of exit cost liabilities.

We provided for closed store liabilities in each of the periods presented above to reflect the estimated post-closing lease liabilities and other exit costs associated with the related store closing commitments. These other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes. Store closings are generally completed within one year after the decision to close. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to 20 years. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. We use a discount rate based on the current treasury note rates to calculate the present value of the remaining rent payments on closed stores.

During fiscal 2001, we recorded additions to closed store liabilities of $7.6 million primarily related to 12 store closings made in the ordinary course of our business and adjustments to prior year estimates for stores previously closed. During the same period, we recorded cash reductions to our reserves for closed stores of approximately $21.0 million. These reductions included cash payments of approximately $15.3 million for ongoing rent payments on closed stores’ remaining lease obligations, net of sublease income, $1.2 million for lease termination fees and $4.5 million paid for other exit costs, as discussed above. The non-cash adjustments of $7.0 million related primarily to two events: 1) the revaluation of closed store liabilities of approximately $6 million as a result of the recent share exchange (see discussion above in overview); and 2) a reduction for closed stores acquired in the Hannaford acquisition, based on final Hannaford purchase accounting allocation for approximately $13 million. During fiscal 2000, we recorded additions to closed store liabilities of $59.7 million related to 26 store properties acquired, or for which the lease was assumed, in the Hannaford acquisition. All but one of the 26 stores included in the reserve had been closed prior to the acquisition date. The remaining activities associated with exiting these stores are to maintain the store under the leasehold requirements, to dispose of any owned property and equipment and to settle the remaining lease obligations. The acquired Hannaford liabilities for closed stores included $39.8 million related to the present value of future unrecoverable lease liabilities with remaining non-cancelable terms ranging from three to 22 years. In addition, accrued exit cost was approximately $19.9 million for activities that were directly related to the remaining lease obligations, comprised of $10.3 million for real estate taxes, $7.9 million for property maintenance and utilities and $1.7 million for property insurance. Accrued exit costs are paid over the remaining lease term. A non-cash reduction in the amount of approximately $3.7 million was made prior to December 30, 2000, with a corresponding reduction in goodwill principally related to a lease liability that was canceled.

In fiscal 1999, we acquired 14 closed stores. The related lease obligations and other exit costs of $3.2 million were recorded as an addition to goodwill.

The revenues and operating results for stores closed are not material to our total revenues and operating results for any of the fiscal years presented above. Future cash obligations for closed store liabilities are tied principally to the remaining non-cancelable lease payments less sublease payments to be received.

Impairment of Long-Lived Assets

We periodically evaluate the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. We monitor the carrying value of our long-lived assets, including intangible assets, for potential impairment based on projected undiscounted cash flows. If impairment is identified for long-lived assets other than real property, we compare the asset’s future discounted cash flows to its current carrying value and record provisions for impairment as appropriate. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions. Impairment of real property is recognized for the excess of carrying value over estimated fair market value, reduced by estimated direct costs of disposal. The carrying value of assets to be disposed amounted to approximately $42.4 million, $36.6 million, and $18.6 million at December 29, 2001, December 30, 2000 and January 1, 2000 respectively.

The pre-tax charge included in our income statement for asset impairment amounts to $7.0 million, $27.0 million and $1.5 million for the fiscal years 2001, 2000 and 1999, respectively. The fiscal 2001 impairment loss of $7.0 million and $15.7 million of the $27.0 million fiscal 2000 impairment loss were attributable to certain under-performing store assets based on discounted future cash flows associated with those store assets. The remaining 2000 impairment charges related principally to write-down of leasehold improvements and idle equipment from closed stores.

Merger Expenses

Merger expenses for fiscal 2001 and for fiscal 2000 consisted principally of the amortization of costs incurred in connection with the borrowings related to the Hannaford acquisition. This expense in fiscal 2001 also included costs incurred in connection with the Delhaize Group share exchange, including an $11.7 million charge to compensation expense related to the exchange of our stock options for Delhaize Group options.

Interest Expense

During fiscal 2001, we incurred interest expense of $342.3 million, compared to $213.1 million and $103.8 million in 2000 and 1999, respectively. As a percentage of sales, interest expense was 2.29% in fiscal 2001, 1.68% in fiscal 2000 and 0.95% in fiscal 1999. Interest expense increased in fiscal 2001 primarily due to interest expense related to the financing of the Hannaford acquisition. Interest expense was incurred until April 19, 2001 on the initial short-term financing of the acquisition. On April 19, 2001, long-term financing was secured through the issuance of bonds, which were used to pay off the short-term financing. Interest expense increased in fiscal 2000 over 1999 also primarily due to the short-term borrowings related to the Hannaford acquisition, which was completed on July 31, 2000.

LIFO

Our inventories are stated at the lower of cost or market and we value approximately 80% of our inventory using the last-in, first-out, or LIFO, method.

Our LIFO reserve increased $1.5 million in 2001 as a result of additional LIFO expense, compared to a decrease of $1.0 million in fiscal 2000 and an increase of $3.8 million in fiscal 1999. Although inventory levels from 2000 to 2001 decreased approximately $100 million (notwithstanding purchase accounting adjustments), the Company experienced slight inflation, which resulted in a charge of $1.5 million. Most of this inflation occurred with respect to tobacco and dairy products. We experienced a slight deflationary impact in fiscal 2000 in categories such as grocery, pet food and alcoholic beverages, which were partially offset by inflation in categories such as paper products and cigarettes. In fiscal 1999, LIFO increases were primarily due to an increase in cigarette costs.

Income Taxes

Our provision for income taxes was $141.5 million in fiscal 2001, $108.1 million in fiscal 2000 and $184.1 million in fiscal 1999. Our effective tax rate was 46.8% in fiscal 2001, 41.0% in fiscal 2000 and 38.0% in fiscal 1999. Our effective tax rate increased in 2001 and 2000 primarily due to additional non-deductible goodwill as a result of purchase accounting for the Hannaford acquisition in 2000 and the Delhaize Group Share Exchange in 2001 (see footnote 2 to the financial statements).

Liquidity and Capital Resources

We have funded our operations and acquisitions from cash generated from our operations and borrowings.

At the end of fiscal 2001, we had cash and cash equivalents of $137.2 million. We have historically generated positive cash flow from operations. Cash provided by operating activities was $784.2 million in fiscal 2001, compared to $646.2 million in 2000 and $505.9 million in 1999. The increase in cash flow from operating activities in 2001 was primarily due to a decrease in the income tax receivable of $74.0 million, a reduction of receivables and inventory (notwithstanding purchase accounting adjustments), net of trade payables, of $37.4 million, and the net income level before non-cash charges. Cash flows from operating activities increased in fiscal 2000 and fiscal 1999 primarily as a result of our net income before non-cash charges. In addition, in fiscal 2000, we were able to reduce our receivables and inventory, net of trade payables, by $100.7 million. Offsetting this cash inflow was an increase in fiscal 2000 in income tax receivable of $53.4 million. We initiated strategies in fiscal 2000 to decrease our receivables and inventory and expect to continue these strategies.

Cash flows used in investing activities decreased to $379.1 million in 2001, compared to $2.96 billion in fiscal 2000 and $391.3 million in fiscal 1999. The decrease in investing activities from fiscal 2000 to fiscal 2001 and also the increase in investing activities from 1999 to 2000 can be primarily attributed to approximately $2.6 billion of cash paid to finance our acquisition of Hannaford in fiscal 2000.

Capital expenditures were $394.8 million in fiscal 2001 compared to $393.0 million in fiscal 2000 and $410.9 million in fiscal 1999. During fiscal 2001, we opened 47 new stores and renovated 145 existing stores and continued to expand square footage and add deli/bakeries in some of these stores as we did in fiscal 2000 and 1999. During fiscal 2000, we opened 66 new stores and renovated 173 existing stores. During fiscal 1999, we opened 100 new stores and renovated 145 existing stores.

Total store square footage increased 3.8% from 51.4 million square feet at the end of fiscal 2000 to 53.3 million at the end of fiscal 2001, primarily due to the opening of 47 new stores. Total store square footage increased 19.4% from 43.0 million square feet in fiscal 1999 to 51.4 million square feet at the end of fiscal 2000, primarily due to the acquisition of 106 Hannaford stores and the opening of 66 new stores. Our total distribution space was 9.5 million square feet at the end of fiscal 2001, 10.3 million square feet at the end of fiscal 2000 and 8.7 million square feet at the end of fiscal 1999. The increase in distribution space in fiscal 2000 was primarily due to our acquisition of Hannaford and its related distribution centers. The decrease in distribution space during fiscal 2001 was due to the closing of our Green Cove Springs, Florida distribution center.

In fiscal 2002, we plan to incur approximately $520 million of capital expenditures, including approximately $160 million to renovate over 137 stores, approximately $150 million for new stores and approximately $210 million primarily for information technology, logistics and distribution. Specifically, we expect to open a total of 45 new stores and remodel and/or expand approximately 137 existing stores, increasing square footage by 3.0% to 54.9 million square feet. We plan to finance capital expenditures during fiscal 2002 through funds generated from operations and existing bank facilities and through use of leases when necessary.

Cash used in financing activities was $403.6 million in fiscal 2001 compared to cash provided by financing activities of $2.3 billion in fiscal 2000 and cash used in financing activities of $44.5 million in fiscal 1999. Cash used in financing activities for fiscal 2001 was primarily the result of cash paid to settle hedge contracts related to the $2.6 billion bond offering used as long-term financing for the Hannaford acquisition. Cash used by financing activities in 2001 changed sharply from the level of cash provided by financing activities in 2000 due primarily to cash borrowings received to finance the Hannaford acquisition in 2000. In fiscal 2000 we paid $46.0 million in fees in connection with the initial short-term financing for the Hannaford acquisition. A lower level of dividends paid in 2001versus 2000 offset this change. The change from the level of cash used in 1999 for financing activities and the level of cash provided by financing activities in 2000 can be attributed mainly to the cash borrowings received to finance the Hannaford acquisition (see note 2 to the financial statements).

Adjusted EBITDA was $1,248.6 million in fiscal 2001, compared to $956.5 million in fiscal 2000 and $866.3 million in fiscal 1999 representing annual increases of 30.5% in fiscal 2001 and 10.4% in fiscal 2000. Our management and industry analysts generally consider Adjusted EBITDA to be a measurement of the financial performance of our company that provides a relevant basis for comparison among companies. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as a substitute for net income as a measure of performance, or for cash flow as a measure of liquidity. Investors should note that our calculation of Adjusted EBITDA might differ from similarly titled measures for other companies. The following table sets forth, for the periods indicated, a calculation of our Adjusted EBITDA:

	December	December	January
	29, 2001*	30, 2000	1, 2000
Net income	$160.8	$155.5	$300.4
Add LIFO (income) expense	1.5	(1.0)	3.8
Depreciation	416.0	327.6	249.0
Amortization of intangible assets	132.2	44.9	9.6
Store closing provision	7.6	42.8	12.6
Asset impairment provision	7.0	27.0	1.5
Merger expense	39.7	38.5	1.5
Interest expense	342.3	213.1	103.8
Income Taxes	141.5	108.1	184.1

Adjusted EBITDA	$1,248.6	$956.5	$866.3

Adjusted EBITDA as a percent of sales and other revenues	8.4%	7.6%	8.0%

*Successor and Predecessor periods combined

During the third quarter of fiscal 1999, we suspended our share repurchase program as a result of our announced plan to acquire Hannaford. We expended $142.7 million for the purchase of Class A and Class B shares during fiscal 1999. The table below sets forth information regarding our share repurchases during fiscal 1999.

Fiscal		Class A	Class B

1999
	Shares purchased	2,759,700	1,636,100
	Average purchase price	$32.37	$32.61
	Total purchased	$89,331,489	$53,353,221

Debt

On April 19, 2001, we completed the private offering of $600 million in notes at 7.375% due 2006, $1.1 billion in notes at 8.125% due 2011 and $900 million in debentures at 9.000% due 2031. We used the proceeds of this offering to repay in full $2.4 billion outstanding under a term loan facility. At December 30, 2000, we had $2.4 billion in outstanding borrowings at 8.1875% under a $2.5 billion 364-day term loan facility that expired in July 2001. The borrowings under this facility were used to initially fund the cash portion of the purchase price of the Hannaford acquisition in fiscal 2000.

During fiscal 2001, we maintained two revolving credit facilities with a syndicate of commercial banks providing $1.0 billion in committed lines of credit. After reviewing our working capital requirements we let $500.0 million expire in November 2001. The remaining $500.0 million expires in July 2005. As of December 29, 2001, we had $140.0 million in outstanding borrowings under this line. During 2001, we had average borrowings of $126.8 million at a daily weighted average interest rate of 5.99%. There were borrowings of $285.0 million outstanding at December 30, 2000. These facilities are utilized by us to provide short-term funding to meet liquidity needs as necessary.

At the end of fiscal 2001, we had outstanding medium-term notes of $17.0 million due from 2002 to 2006 at interest rates of 8.53% to 8.73% and outstanding other notes of $91.5 million due from 5.00% to 14.15%. At the end of fiscal 2001, we also had long-term debt securities outstanding of $294 million, of which $149 million matures in 2007 at an interest rate of 7.55% and $144 million matures in 2027 at an interest rate of 8.05%. We had mortgage notes payable of $39.8 million due from 2003 to 2016 at interest rates of 7.5% to 10.2% at the end of fiscal 2001.

We enter into significant leasing obligations related to our store properties. Capital lease obligations outstanding at the end of fiscal 2001 were $713.9 million compared with $631.1 million at the end of fiscal 2000. These leases generally have terms of up to 20 years. We also had significant operating lease commitments at the end of fiscal 2001. Total annual minimum operating lease commitments are approximately $234.6 million in fiscal 2002, including approximately $27.1 million related to closed store properties, decreasing gradually to approximately $213.2 million in 2006, including approximately $21.9 million related to closed store properties.

As set forth in the tables below, we also have periodic short-term borrowings under informal credit arrangements that are available to us at the lenders’ discretion.

	December 29,	December 30,	January 1,
	2001	2000	2000

	(dollars in millions)
Outstanding borrowings at year end	$0	$40.0	$77.0
Average borrowings	43.0	64.4	20.7
Maximum amount outstanding	117.0	125.0	105.0
Daily weighted average interest rate	4.70%	7.36%	5.60%

Market Risk

Our company is exposed to changes in interest rates primarily as a result of our long-term debt requirements. Our interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. We maintain certain variable-rate debt to take advantage of lower relative interest rates currently available. We have not entered into any of our financial instruments for trading purposes.

During the fourth quarter of 2001, we entered into interest rate swap agreements to manage our exposure to interest rate movements by effectively converting a portion of our debt from fixed to variable rates. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements, which mature in 2006, involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The notional principal amounts of interest rate swap arrangements were approximately $300 million at December 29, 2001. These agreements are accounted for as fair value hedges.

Prior to the offering of the bond securities discussed in the debt section above, we entered into interest rate hedge agreements to hedge against potential increases in interest rates. The notional amount of these hedge agreements was $1.75 billion. These hedge agreements were structured to hedge against the risk of increasing market interest rates based on U.S. treasury rates, with the specified rates based on the expected maturities of the related securities. These hedge agreements were settled in connection with the completion of the offering of the bond securities, resulting in a payment in the amount of an unrealized loss of approximately $214 million. As a result of the adoption of Statement of Accounting Standards No. 133 at the beginning of fiscal 2001, the unrealized loss was recorded in Other Comprehensive Income, net of deferred taxes and is being amortized to interest expense over the term of the associated debt securities. The unrealized loss was reduced as of the date of the Delhaize Group share exchange to reflect the accounting basis of Delhaize Group, resulting in an unrealized loss at the end of fiscal 2001 of approximately $55.9 million, net of deferred taxes.

The table set forth below provides the expected principal payments (net of related discounts or premiums) and related interest rates of our long-term debt by fiscal year of maturity.

(Dollars in millions)	2002	2003	2004	2005	2006	Thereafter	Fair Value
Notes, due 2006					$600.0		$635.3
Average interest rate					7.38%
Notes, due 2011						$1,100.0	$1,201.3
Average interest rate						8.13%
Debentures, due 2031						$900.0	$1,059.5
Average interest rate						9.00%
Medium term notes	$1.1	$10.7			$5.2		$17.8
Average interest rate	8.58%	8.63%			8.71%
Debt securities (discount)	$(0.3)	$(0.3)	$(0.3)	$(0.3)	$(0.3)	$295.0	$316.1
Average interest rate	7.89%	7.89%	7.89%	7.89%	7.89%	7.80%
Note to Parent Co.					$38.0		$38.0
Average interest rate					3.69%
Mortgage payables	$6.0	$6.2	$5.4	$3.0	$3.2	$16.0	$42.5
Average interest rate	9.60%	9.65%	9.64%	9.10%	9.09%	8.80%
Other notes	$9.5	$10.0	$7.9	$11.3	$11.4	$41.4	$97.8
Average interest rate	6.88%	6.85%	6.91%	6.59%	7.00%	7.16%
Other note payable	$1.6	$1.9					$3.5
Average interest rate	11.25%	11.25%

We do not trade in foreign markets or in commodities, nor do we have significant concentrations of credit risk. Accordingly, we do not believe that foreign exchange risk, commodity risk or credit risk pose a significant threat to our company.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 29, 2001:

	Total	2002	2003	2004	2005	2006	Thereafter

		(dollars in millions)
Lines of credit	$140.0				$140.0
Long-term debt	3,083.3	17.9	28.5	13.0	14.0	657.5	2,352.4
Capital lease obligations	1,500.2	111.8	111.6	110.8	109.9	109.3	946.8
Operating leases	2,881.8	234.6	230.9	225.7	220.5	213.2	1,756.9

Self Insurance

The Company is self-insured for workers’ compensation, general liability and vehicle accident claims. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum self-insured retention, including defense costs per occurrence, is $500,000 per individual claim for workers’ compensation, automobile liability and general liability. The Company is insured for covered costs, including defense costs, in excess of these limits. It is possible that the final resolution of some of these claims may require us to make significant expenditures in excess of our existing reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated.

Self-insurance expense related to the above totaled $43.3 million in 2001, $43.8 million in 2000 and $32.0 million in 1999. Total claim payments were $44.1 million in 2001, $37.3 million in 2000 and $32.9 million in 1999.

We implemented a captive insurance program in fiscal year 2001 whereby the self-insured reserves related to workers compensation, general liability and auto coverage were reinsured by Pride Reinsurance Company, an Irish reinsurance captive owned by an affiliated company of Delhaize Group. The purpose for implementing the captive insurance program was to provide Delhaize America continuing flexibility in its risk program while providing certain excess loss protection through anticipated reinsurance contracts with Pride Reinsurance Company. Upon incorporation of Delhaize Insurance Co. in August 2001, the Company transferred an initial premium of approximately $118.5 million, which included loss reserves of approximately $104.0 million and $14.5 million of premiums for the policy period from September 1, 2001 through December 29, 2001. As of December 29, 2001, the captive insurance subsidiary consisted of the following balances:

(Dollars in thousands)	2001

Reinsurance recoverable	$118,793
Other assets	579
Reserve for losses	(104,118)
Insurance balances payable	(14,675)
Other liabilities	(65)

Total net assets	$514

These amounts are included in our consolidated balance sheet.

Impact of Inflation

During fiscal 2001 we experienced slight inflation on merchandise purchases of 1.09%. During fiscal 2000, we experienced slight deflation on merchandise purchases.

Related Party Transactions

On April 25, 2001, the Company and Delhaize Group completed a share exchange, whereby each outstanding share of the Company’s Class A and Class B common stock not already owned by Delhaize Group or its wholly-owned subsidiary, Delhaize The Lion America, Inc. (“Detla”), was exchanged for 0.40 Delhaize Group American Depositary Shares (“ADSs”), which are listed on the New York Stock Exchange, or, at the option of a Delhaize America shareholder, 0.40 Delhaize Group ordinary shares, which are listed on Euronext Brussels. Each Delhaize Group ADS represents the one ordinary share of Delhaize Group. The Delhaize Group share exchange was structured to be tax-free to our shareholders for U.S. federal income tax purposes. The Delhaize Group share exchange was unanimously approved by our board of directors and the board of directors of Delhaize Group, unanimously recommended to our board of directors by a four-person special committee of independent directors, and approved by our shareholders and the shareholders of Delhaize Group. Until April 25, 2001, shares of Delhaize America common stock were listed on the New York Stock Exchange.

The Company has entered into a joint venture with Delhaize Group regarding Bel-Thai Supermarket Co., Ltd. (“Bel-Thai”), a supermarket company based in Thailand. On January 18, 2000, the Company acquired, through a wholly-owned subsidiary, a 51% interest in Bel-Thai for approximately $3.9 million. Delhaize Group owns the remaining 49% interest in Bel-Thai. The Company subsequently contributed additional capital of approximately $5.6 million to Bel-Thai. The Company's investment in Bel-Thai was consummated pursuant to arms-length negotiations and was approved by the Board of Directors of the Company (by a vote of the directors unaffiliated with Delhaize Group). In addition, the Company obtained a fairness opinion from Salomon Smith Barney, an investment banking firm, as to the fairness of the transaction to the Company. The Company’s share of Bel-Thai’s operating loss for fiscal 2001 was not material to the Company’s consolidated results of operations.

On November 27, 2001, the Company loaned $12 million to Detla. Until the note’s maturity date on November 27, 2002, Detla will pay interest on the unpaid principal amount at a rate equal to LIBOR plus 125 basis points. The $12 million is included in “Other Assets” in the Company’s consolidated balance sheet.

On December 12, 2001, the Company was granted a term loan facility by Delhaize The Lion Coordination Center S.A., a Belgian Company wholly-owned by Delhaize Group, in the amount of $38 million intended for general corporate and working capital requirements. Until the note’s maturity on December 12, 2006, the Company will pay interest at a rate equal to the US LIBOR for the relevant interest period plus 1.25% per annum. This loan is recorded in long-term debt in the Company’s consolidated balance sheet.

The consolidated balance sheet as of December 29, 2001 includes approximately $86 million in dividends payable to Delhaize Group and its wholly owned subsidiary Detla.

The Company implemented a captive insurance program in fiscal 2001 whereby the self-insured reserves related to workers’ compensation, general liability and auto coverage were reinsured by Pride Reinsurance Company, an Irish reinsurance captive owned by an affiliated company of Delhaize Group. The purpose for implementing the captive insurance program is to provide Delhaize America continuing flexibility in its risk program while providing certain excess loss protection through anticipated reinsurance contracts with Pride Reinsurance Company. Upon incorporation of Delhaize Insurance Co. in August 2001, the Company transferred an initial premium of approximately $118.5 million, which included loss reserves of approximately $104.0 million and $14.5 million of premiums for the policy period from September 1, 2001 through December 29, 2001. The balance sheet includes approximately $14.7 million receivable from the Irish reinsurance captive related to claims paid by the Company but not yet reimbursed. See Note 1 to our financial statements for further information regarding the program.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board, or APB, Opinion No. 16, Business Combinations and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations that come within the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We do not expect this standard to have a significant effect on our financial statements.

Also during 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Effective January 1, 2002, we will no longer be required to amortize goodwill and indefinite life intangible assets as a charge to earnings. In addition, we will be required to conduct an annual review of goodwill and other intangible assets for potential impairment. Amortization expense totaled $132.2 for fiscal 2001, $44.9 million for fiscal 2000 and $9.6 million for fiscal 1999.

In June 2001, the FASB also issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and applies to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long- lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We are continuing to evaluate the potential effect of SFAS No. 143 on our financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We are continuing to evaluate the potential effect of SFAS No. 144 on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information set forth beneath the heading “Market Risk” under Item 7 hereof is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

Consolidated Statements of Income

	Successor	Predecessor	Predecessor	Predecessor
	Company	Company	Company	Company

	Period from	Period from
	April 29,	December 31, 2000	Year Ended	Year Ended
(Dollars in thousands	2001 to December	to April 28,	December 30	January 1,
except per share amounts)	29, 2001	2001	2000	2000

Net sales and other revenues	$10,178,411	$4,734,816	$12,669,149	$10,890,515
Cost of goods sold	7,562,555	3,556,170	9,562,231	8,211,125
Selling and administrative expenses	2,117,365	978,255	2,521,935	2,075,431
Store closing provision	5,298	2,288	42,834	12,605
Asset impairment provision	7,036	—	26,961	1,495
Merger expense	13,721	25,992	38,546	1,465

Operating income	472,436	172,111	476,642	588,394
Interest expense	233,891	108,362	213,057	103,820

Income before income taxes	238,545	63,749	263,585	484,574
Provision for income taxes	111,980	29,551	108,099	184,139

Net income	$126,565	$34,198	$155,486	$300,435

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

	Successor Company	Predecessor Company
(Dollars in thousands	December 29,	December 30,
except per share amounts)	2001	2000

Assets
Current assets:
Cash and cash equivalents	$137,206	$135,636
Receivables	198,158	204,695
Receivable from affiliate	14,718	—
Income tax receivable	8,429	82,483
Inventories	1,239,470	1,260,532
Prepaid expenses	28,250	49,409
Deferred tax assets	6,169	49,996

Total current assets	1,632,400	1,782,751
Property and equipment, net	3,011,279	2,825,241
Goodwill, net	2,942,668	2,743,297
Trademarks, net	511,014	278,774
Other intangibles, net	705,158	253,647
Reinsurance recoverable (see Note 1)	104,118	—
Other assets	63,361	43,086

Total assets	$8,969,998	$7,926,796

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$140,000	$2,740,000
Accounts payable	693,729	762,552
Dividend payable	86,093	—
Accrued expenses	305,364	303,839
Capital lease obligations – current	38,118	30,622
Long-term debt – current	17,890	126,196
Other liabilities – current	32,534	80,378

Total current liabilities	1,313,728	4,043,587
Long-term debt	3,065,446	455,240
Capital lease obligations	675,746	600,472
Deferred income taxes	459,525	153,018
Other liabilities (see Note 12)	265,784	233,320

Total liabilities	5,780,229	5,485,637

Commitments and contingencies (see Note 16)	—	—
Shareholders’ equity:
Class A non-voting common stock, authorized 1,280,160,900,000 shares; 91,050,495,000 shares issued and outstanding at December 29, 2001 and 90,791,814,000 shares at December 30, 2000	53,149	52,998
Class B voting common stock, authorized 1,500,000,000 shares; 75,290,000 shares issued and outstanding at December 29, 2001 and December 30, 2000	37,645	37,645
Accumulated other comprehensive income/(loss), net of tax	(64,471)	84
Additional paid-in capital, net of unearned compensation	2,452,945	841,877
Retained earnings	710,501	1,508,555

Total shareholders’ equity	3,189,769	2,441,159

Total liabilities and shareholders’ equity	$8,969,998	$7,926,796

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

		Predecessor
	Successor	Company	Predecessor
	Company	Period from	Company
	Period from	December 31, 2000 to	Year Ended
	April 29, 2001 to	April 28,	December 30,
(Dollars in thousands)	December 29, 2001	2001	2000

Cash flows from operating activities
Net income	$126,565	$34,198	$155,486

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	385,969	162,259	372,541
Non-cash portion of merger expense	—	21,682	27,634
Non-cash portion of merger expense -parent acquisition	11,708	—	—
Amortization of debt fees/costs	1,353	55	—
Amortization of debt premium/discount	(58)	430	—
Amortization of deferred loss on derivative	5,725	523	—
Loss (gain) on disposals of property and capital lease terminations	(899)	2,048	6,896
Store closing provisions	5,298	2,288	42,834
Asset impairment provisions	7,036	—	26,961
Deferred income taxes	37,211	(24)	27,970
Other	9,266	1,273	3,525
Changes in operating assets and liabilities net of effect of acquisition:
Receivables	(38,986)	45,523	30,807
Net receivable from affiliate	(14,648)	—	—
Reinsurance recoverable (see Note 1)	(104,118)	—	—
Income tax receivable	3,924	70,130	(53,427)
Inventories	46,181	53,504	100,598
Prepaid expenses	(4,042)	3,519	(2,843)
Other assets	3,104	(1,243)	(1,081)
Accounts payable	(5,979)	(62,844)	(30,736)
Accrued expenses	51,052	(49,376)	(35,715)
Income taxes payable	—	—	4,565
Other liabilities	(16,998)	(8,385)	(29,810)

Total adjustments	382,099	241,362	490,719

Net cash provided by operating activities	508,664	275,560	646,205

Cash flows from investing activities Capital expenditures	(272,215)	(122,577)	(392,968)
Proceeds from sale of property	25,741	4,230	76,346
Investment in Hannaford, net of cash acquired	—	—	(2,637,870)
Other investment activity	(13,434)	(816)	(9,508)

Net cash used in investing activities	(259,908)	(119,163)	(2,964,000)

Cash flows from financing activities Proceeds under 364-day term loan facility	—	—	2,415,000
Net (payments) proceeds under short-term borrowings	(105,000)	(2,495,000)	23,000
Principal payments on long-term debt	(124,671)	(7,317)	(21,441)
Proceeds from issuance of long-term debt	38,000	2,600,000	4,935
Principal payments under capital lease obligations	(23,474)	(10,210)	(27,272)
Direct financing costs	—	(23,105)	(45,998)
Dividends paid	—	(28,572)	(92,907)
Parent common stock repurchased	(18,069)	—	—
Proceeds from issuance of Parent common stock for options	6,011	2,031	4,393
Payment to dissenters	(136)	—	—
Cash paid to settle derivative instruments	—	(214,071)	—

Net cash (used in) provided by financing activities	(227,339)	(176,244)	2,259,710

Net (decrease) increase in cash and cash equivalents	21,417	(19,847)	(58,085)
Cash and cash equivalents at beginning of year	115,789	135,636	193,721

Cash and cash equivalents at end of year	$137,206	$115,789	$135,636

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Predecessor Company
Year Ended
January 1,
(Dollars in thousands)	2000

Cash flows from operating activities Net income	$300,435

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258,512
(Gain) loss on disposals of property	(3,835)
Store closing provisions	12,605
Asset impairment provisions	1,495
Deferred income taxes	30,116
Changes in operating assets and liabilities:
Receivables	(11,838)
Income tax receivable	(19,038)
Inventories	(54,060)
Prepaid expenses	5,384
Other assets	(6,400)
Accounts payable	6,822
Accrued expenses	(725)
Income taxes payable	—
Other liabilities	(13,552)

Total adjustments	205,486

Net cash provided by operating activities	505,921

Cash flows from investing activities Capital expenditures	(410,888)
Proceeds from sale of property	19,622

Net cash used in investing activities	(391,266)

Cash flows from financing activities Net proceeds under short-term borrowings	241,000
Principal payments on long-term debt	(42,517)
Proceeds from issuance of long-term debt	—
Principal payments under capital lease obligations	(22,518)
Dividends paid	(78,994)
Repurchase of common stock	(142,694)
Proceeds from issuance of common stock	1,197

Net cash (used in) financing activities	(44,526)

Net increase in cash and cash equivalents	70,129
Cash and cash equivalents at beginning of year	123,592

Cash and cash equivalents at end of year	$193,721

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

	Class A		Class B
	Common		Common
	Stock		Stock
(Dollars and shares in thousands except per share amounts)	Shares	Amount	Shares	Amount

Balances January 2, 1999	70,778,316	$41,315	76,943	$38,472
Cash dividends declared:
Class A — $.00059 per share
Class B — $.49800 per share
Sale of stock	47,110	27
Repurchase of common stock	(2,364,102)	(1,380)	(1,636)	(819)
Restricted shares (See Note 13)	23,984	14
Cash in lieu of fractional shares in connection with reverse stock split	(19,701)	(11)	(17)	(8)
Net income

Balances January 1, 2000	68,465,607	39,965	75,290	37,645
Cash dividends declared:
Class A — $.00067 per share
Class B — $.57040 per share
Sale of stock	312,644	183
Restricted shares (See Note 13)	65,955	38
Stock consideration given in Hannaford acquisition including options, net of issuance costs	21,947,608	12,812
Shares granted under restricted plan
Amortization of restricted stock
Unrealized gain on securities
Net income

Total comprehensive income

Balances December 30, 2000	90,791,814	52,998	75,290	37,645
Cash dividends declared:
Class A — $.00019 per share
Class B — $.15690 per share
Sale of stock	258,681	151
Shares granted under restricted plan
Amortization of restricted stock
Other comprehensive income (loss):
Net income
Other comprehensive loss, net of tax of approximately $75.1 million, upon adoption of SFAS No.133
Unrealized loss on securities, net of tax
Change in fair value of deferred loss on derivative contract

Total comprehensive income (loss)

Balances April 28, 2001	91,050,495	53,149	75,290	37,645

Adjustments in connection with the share exchange
Cash dividends declared:
Class A — $.000944 per share
Class B — $.000944 per share
Sale of parent company ADSs
Non-qualified ADSs options exercised
ADSs granted under restricted plan
Amortization of restricted ADSs
Payment to dissenters
Parent common stock (ADSs) repurchased
Parent common stock (ADSs) issued
Stock compensation charge (See Note 1)
Other comprehensive income (loss):
Additional minimum pension liability, net of tax
Net income
Unrealized loss on securities
Amortization of deferred loss on hedge into interest expense

Total comprehensive income (loss)

Balances December 29, 2001	91,050,495	$53,149	75,290	$37,645

The accompanying notes are an integral part of the consolidated financial statements.

	Additional	Other
	Paid-in	Comprehensive	Unearned
	Capital	Income (Loss)	Compensation	Retained Earnings	Total

Balances January 2, 1999	$219,906	—	—	$1,299,229	$1,598,922
Cash dividends declared:
Class A — $.00059 per share				(41,045)	(41,045)
Class B — $.4980 per share				(37,949)	(37,949)
Sale of stock	1,189				1,216
Repurchase of common stock	(66,421)			(74,074)	(142,694)
Restricted shares (See Note 13)	606				620
Cash in lieu of fractional shares in connection with reverse stock split				(620)	(639)
Net income				300,435	300,435

Balances January 1, 2000	155,280	—	—	1,445,976	1,678,866
Cash dividends declared:
Class A — $.00067 per share				(49,960)	(49,960)
Class B — $.5704 per share				(42,947)	(42,947)
Sale of stock	2,429				2,612
Restricted shares (See Note 13)	1,048				1,086
Stock consideration given in Hannaford acquisition including options, net of issuance costs	681,509				694,321
Shares granted under restricted plan	9,818		(9,818)		—
Amortization of restricted stock			1,611		1,611
Unrealized gain on securities		84			84
Net income				155,486	155,486

Total comprehensive income					155,570

Balance December 30, 2000	850,084	84	(8,207)	1,508,555	2,441,159
Cash dividends declared:
Class A — $.00019 per share				(16,759)	(16,759)
Class B — $.15690 per share				(11,813)	(11,813)
Sale of stock	1,880				2,031
Shares granted under restricted plan	4,102		(4,102)		—
Amortization of restricted stock			1,472		1,472
Other comprehensive income (loss):
Net income				34,198	34,198
Other comprehensive loss, net of tax of approximately $75.1 million, upon adoption of SFAS No.133		(122,500)			(122,500)
Unrealized loss on securities, net of tax		(195)			(195)
Change in fair value of deferred loss on derivative contract		(9,900)			(9,900)

Total comprehensive income (loss)					(98,397)

Balances April 28, 2001	856,066	(132,511)	(10,837)	1,514,181	2,317,693

Adjustments in connection with the share exchange	1,597,183	72,979	(7,973)	(834,616)	827,573
Cash dividends declared:
Class A - $.000944 per share				(85,952)	(85,952)
Class B - $.000944 per share				(71)	(71)
Sale of parent company ADSs	6,011				6,011
Non-qualified ADS options exercised	4,804				4,804
ADSs granted under restricted plan	(257)		551		294
Amortization of restricted ADSs			4,288		4,288
Payment to dissenters	(136)				(136)
Parent common stock (ADSs) repurchased	(18,069)				(18,069)
Parent common stock (ADSs) issued	9,606			(9,606)
Stock compensation charge (see Note 1)	11,708				11,708
Other comprehensive income (loss):
Additional minimum pension liability, net of tax		(8,365)			(8,365)
Net income				126,565	126,565
Unrealized loss on securities		(124)			(124)
Amortization of deferred loss on hedge into interest expense		3,550			3,550

Total comprehensive income (loss)					121,626

Balances December 29, 2001	$2,466,916	$(64,471)	$(13,971)	$710,501	$3,189,769

Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Policies

Basis of Presentation

On April 25, 2001, Delhaize America, Inc. (“Delhaize America” or the “Company”) became a wholly-owned subsidiary of Etablissements Delhaize Frères et Cie “Le Lion” S.A. (“Delhaize Group”) as a result of the Delhaize Group share exchange (see Note 2). This transaction was accounted for as a purchase and in connection with this treatment, a new entity has been deemed created for financial reporting purposes. Accordingly, in these financial statements, the periods prior to the date of the Delhaize Group share exchange relate to the “predecessor company” and the periods subsequent to the date of the Delhaize Group share exchange relate to the “successor company”.

Nature of Operations

As of December 29, 2001, the Company operated 1,459 retail food supermarkets and 11 distribution centers in 16 states in the eastern United States. The Company’s stores, which are operated under the banners Food Lion, Hannaford, and Kash n’ Karry, sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen foods, deli/bakery and non-food items, such as health and beauty care, prescriptions, and other household and personal products.

Principles of Consolidation

In August 1999, the Company changed its name from Food Lion, Inc. to Delhaize America, Inc., and in connection therewith substantially all of the assets and operations of the Company’s Food Lion business were transferred to a newly-formed, wholly-owned, direct subsidiary of the Company. This transaction had no effect on the Company’s consolidated financial statements since the transfers were among the Company’s wholly-owned subsidiaries and were recorded at historical book values. As a result of this transaction, the Company is structured as a holding company with several wholly-owned operating subsidiaries. Delhaize America, Inc., the holding company, serves as the consolidating entity for all of the Company’s supermarket chains.

The consolidated financial statements include the accounts of Delhaize America, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Operating Segment

The Company engages in one line of business, the operation of general food supermarkets located in the eastern United States.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to December 31. Fiscal years 2001, 2000 and 1999 ended on December 29, 2001, December 30, 2000, and January 1, 2000, respectively. Fiscal years 2001, 2000 and 1999 each included 52 weeks.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Negative cash balances of $69.0 million and $85.5 million at December 29, 2001 and December 30, 2000, respectively, have been reclassified to Accounts Payable on the Company’s Consolidated Balance Sheet.

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

Inventories

Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 80% and 83% of inventories, in 2001 and 2000, respectively. Meat, produce, deli and bakery inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method were used entirely, inventories would have been $65.2 million and $141.9 million greater in 2001 and 2000, respectively. In connection with the accounting for the Delhaize Group share exchange discussed in Note 2, the Company recorded an adjustment to the basis for the LIFO inventories in the amount of $78.6 million. Application of the LIFO method resulted in an increase in cost of goods sold of $0.8 million for the 17 weeks ended April 28, 2001, $0.7 million for the 35 weeks ended December 29, 2001, a decrease in the cost of goods sold of $1.0 million in 2000, with an increase of $3.8 million for 1999.

Property and Equipment

Property is stated at historical cost and depreciated on a straight-line basis over the estimated service lives of assets, generally as follows:

Buildings	40 years
Furniture, fixtures and equipment	3 — 14 years
Leasehold improvements	10 years
Vehicles	3 — 12 years
Property under capital leases	Lease term

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

Impairment of Long-Lived Assets

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company monitors the carrying value of its long-lived assets, including intangible assets, for potential impairment based on projected undiscounted cash flows. If impairment is identified for long-lived assets other than real property, the Company compares the asset’s future discounted cash flows to its current carrying value and records provisions for impairment as appropriate. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on the Company’s previous efforts to dispose of similar assets and current economic conditions. Impairment of real property is recognized for the excess of carrying value over estimated fair market value, reduced by estimated direct costs of disposal. The carrying value of assets to be disposed amounted to approximately $42.4 million, $36.6 million and $18.6 million at December 29, 2001, December 30, 2000 and January 1, 2000 respectively.

The pre-tax charge included in the income statement for asset impairment amounts to $7.0 million, $27.0 million, and $1.5 million for the 35 weeks ended December 29, 2001, and the fiscal years ended 2000, and 1999, respectively. The fiscal 2001 and 2000 impairment losses included $7.0 million and $15.7 million, respectively, attributable to certain underperforming store assets based on discounted future cash flows associated with those store assets. The remaining fiscal 2000 and fiscal 1999 impairment charges related principally to the write-down of leasehold improvements and idle equipment from closed stores.

Deferred Income Taxes

Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse.

Revenue Recognition

Revenues from the sale of products to the Company’s customers are recognized at the point of sale. The Company offers loyalty cards to its Food Lion and Kash n’ Karry customers. Merchandise price reductions from the regular retail price are given at the point of sale to customers presenting a loyalty card. The discounts given at the point of sale are recognized as a reduction in sales as products are sold. Funding from suppliers for these discounts, if available, is recognized at the time the related products are sold and is recorded as a reduction of cost of sales.

Cost of Goods Sold

Purchases are recorded net of cash discounts and other supplier discounts. Cost of goods sold includes warehousing, distribution and advertising costs.

Advertising Costs

Advertising costs are expensed as incurred and included in cost of goods sold. The Company recognizes co-operative advertising income received from suppliers as a reduction of advertising expense in the period in which the related expense occurs. The Company recorded advertising expense of $67.1 million for the 35 weeks ended December 29, 2001 and $35.5 million for the 17 weeks ended April 28, 2001, $78.2 million in 2000 and $64.4 million in 1999.

Capitalized Interest

The Company capitalizes interest costs incurred to bring certain assets to their intended use. Capitalized interest was $1.9 million for the 35 weeks ended December 29, 2001, $1.0 million for the 17 weeks ended April 28, 2001, $3.4 million for fiscal 2000 and $2.8 million for fiscal 1999.

Store Opening Costs

Costs associated with the opening of new stores are expensed as incurred.

Store Closing Costs

Plans related to store closings are completed within one year of making the decision to close, and the Company generally intends to complete the closings within a one-year period following the business decision to close. As most of the Company’s stores are located in leased facilities, a lease liability (recorded in Other Liabilities in the Consolidated Balance Sheets) is recorded for the present value of the estimated remaining non-cancelable lease payments after the closing date, net of estimated subtenant income. In addition, the Company records a liability for expenditures to be incurred after the store closing which are required under leases or local ordinances for site preservation during the period before lease termination or sale of the property. These other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes. The value of owned property and equipment related to a closed store is reduced to reflect recoverable values based on the Company’s previous efforts to dispose of similar assets and current economic conditions. Any reductions in the recorded value of owned property and equipment for closed stores is reflected as an asset impairment charge. The Company discontinues depreciation on owned property and equipment for closed stores at the date of closing. Disposition efforts related to store leases and owned property begin immediately following the store closing.

Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. Severance costs are rarely incurred in connection with store closings. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is no longer needed for its originally intended purpose is reversed to income.

Significant cash outflows associated with closed stores relate to ongoing lease payments. Because closed store leases are classified consistently with capital leases, the principal portion of lease payments reduces the lease liability, while the interest portion of the lease payment is recorded as interest expense in the current period.

Merger Expenses

Merger expenses for the 35 weeks ended December 29, 2001, the 17 weeks ended April 28, 2001, and fiscal year 2000 consisted principally of the amortization of costs incurred in connection with the borrowings related to the Hannaford acquisition (see Note 2). Merger expenses for the 35 weeks ended December 29, 2001 also included costs incurred in connection with the Delhaize Group share exchange, including an $11.7 million charge to compensation expense related to the exchange of the Company’s stock options for Delhaize Group options.

Self Insurance

The Company is self-insured for workers’ compensation, general liability and vehicle accident claims. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum self-insured retention, including defense costs per occurrence, is $500,000 per individual claim for workers’ compensation, automobile liability and general liability. The Company is insured for covered costs, including defense costs, in excess of these limits. It is possible that the final resolution of some of these claims may require us to make significant expenditures in excess of our existing reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated.

Self insurance expense related to the above totaled $26.0 million for the 35 weeks ended December 29, 2001, $17.3 for the 17 weeks ended April 28, 2001, $43.8 million for fiscal 2000, and $32.0 million for fiscal 1999. Total claim payments were $29.7 million for the 35 weeks ended December 29, 2001, $14.4 million for the 17 weeks ended April 28, 2001, $37.3 million for fiscal year 2000 and $32.9 million for fiscal year 1999.

The Company implemented a captive insurance program in fiscal year 2001; whereby, the self-insured reserves related to workers’ compensation, general liability and auto coverage were reinsured by Pride Reinsurance Company, an Irish reinsurance captive owned by an affiliated company of Delhaize Group. The purpose for implementing the captive insurance program is to provide Delhaize America continuing flexibility in its risk program while providing certain excess loss protection through anticipated reinsurance contracts with Pride Reinsurance Company. Upon incorporation of Delhaize Insurance Co. in August 2001, the Company transferred an initial premium of approximately $118.5 million, which included loss reserves of approximately $104.0 million and $14.5 million of premiums for the policy period from September 1, 2001 through December 29, 2001. As of December 29, 2001, the captive insurance subsidiary consisted of the following balances:

(Dollars in thousands)	2001

Reinsurance recoverable	$118,793
Other assets	579
Reserve for losses	(104,118)
Insurance balances payable	(14,675)
Other liabilities	(65)

Total net assets	$514

These amounts are included in the Company’s consolidated balance sheets.

Statements of Cash Flows

Selected cash payments and non-cash activities were as follows:

	Successor
	Company	Predecessor
	Period from April	Company	Predecessor	Predecessor
	29, 2001 to	Period from	Company	Company
	December 29,	December 31, 2000	for the	for the
(Dollars in thousands)	2001	to April 28, 2001	year 2000	year 1999

Cash payments (refunds) for income taxes	$65,698	$(40,206)	$129,582	$175,816
Cash payments for interest, net of amounts capitalized	195,143	117,642	199,072	103,717
Non-cash investing and financing activities:
Excess purchase price related to parent acquisition	748,950	—	—	—
LIFO fair value adjustment related to parent acquisition	78,623	—	—	—
Capitalized lease obligations incurred for store properties and equipment	46,198	21,128	98,215	43,173
Capitalized lease obligations terminated for store properties and equipment	8,572	5,560	16,244	32,436
Additional minimum pension liability	13,811	—	—	—
Dividends declared but not paid	86,023	—	—	—
Acquisition of Hannaford:
Stock consideration and options given in acquisition	—	—	698,230	—
Final allocation of purchase price	24,301	3,893	—	—

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

Long-term debt: At December 29, 2001 and December 30, 2000, the Company estimated that the fair value of its long-term debt was approximately $3.4 billion and $555.0 million, respectively. The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt with the same remaining maturities.

Off-balance sheet instruments: The fair values of interest rate hedging agreements and interest rate swap agreements (See Note 7) are estimated using the present value of the difference between the contracted rates and the applicable forward rates. At December 29, 2001, the fair value of the interest rate swap agreements reflects a loss of $6.3 million. At December 30, 2000, the net unrealized loss on such agreements was approximately $197.6 million before taxes.

Reclassification

Certain financial statement items previously reported have been reclassified to conform to the current year’s format.

Recently Issued Accounting Standards

On December 31, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be recognized in the financial statements. The Company entered into interest rate hedge agreements against potential increases in interest rates prior to the offering of the debt securities in April 2001. The notional amount of the hedge agreements was $1.75 billion. These hedge agreements were structured to hedge against the risk of increasing market interest rates based on U.S. treasury rates, with the specified rates based on the expected maturities of the securities that were being offered. The hedge agreements were settled as planned in connection with the completion of the private offering of debt securities resulting in a payment in the amount of the unrealized loss of approximately $214 million. As reflected in the accompanying Statement of Shareholders’ Equity, upon adoption of Statement of Accounting Standards No. 133 at the beginning of fiscal 2001, the unrealized loss associated with these hedge agreements was recorded in other comprehensive income, net of deferred taxes, and is being amortized to interest expense over the term of the associated debt securities. The Company transferred approximately $0.3 million, net of tax, of the other comprehensive loss associated with these hedge agreements to interest expense during the period from December 31, 2000 to April 28, 2001 and approximately $3.6 million, net of tax, of the other comprehensive loss associated with these hedge agreements to interest expense during the period from April 29, 2001 to December 29, 2001. The unrealized loss was reduced as of the date of the Delhaize Group share exchange (see Note 2) to reflect the accounting basis of Delhaize Group, resulting in an unrealized loss at December 29, 2001 of approximately $55.9 million, net of deferred taxes.

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board, or APB, Opinion No. 16, Business Combinations and SFAS No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. All business combinations that come within the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. The Company does not expect this standard to have a significant effect on its financial statements.

Also during 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Effective January 1, 2002, the Company will no longer be required to amortize goodwill and indefinite life intangible assets as a charge to earnings. In addition, the Company will be required to conduct an annual review of goodwill and other intangible assets for potential impairment. Amortization expense totaled $101.6 million for the 35 weeks ended December 29, 2001, $30.6 million for the 17 weeks ended April 28, 2001, $44.9 million for fiscal 2000 and $9.6 million for fiscal 1999.

In June 2001, the FASB also issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and applies to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long- lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will continue to evaluate the potential effect of SFAS No. 143 on its financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will continue to evaluate the potential effect of SFAS No. 144 on its financial statements.

2.     Acquisition

Delhaize Group Share Exchange

On April 25, 2001, the Company and Delhaize Group consummated a share exchange whereby Delhaize Group exchanged each outstanding share of the Class A and Class B common stock not already directly or indirectly held by Delhaize Group for 0.4 Delhaize Group American Depository Shares (“ADS”) listed on the New York Stock Exchange or, at the option of each shareholder, 0.4 Delhaize Group ordinary shares. The Company became a wholly-owned subsidiary of Delhaize Group as a result of the Delhaize Group share exchange. Prior to this time, Delhaize Group owned approximately 44.88% of the Company’s outstanding common stock. The Delhaize Group share exchange was accounted for using the purchase method of accounting. Effective as of the April 28, 2001 fiscal period, the Company recorded adjustments to reflect the accounting basis of Delhaize Group in the financial statements.

As consideration, Delhaize Group issued approximately 40.2 million shares of stock having an aggregate value of approximately $1.9 billion for the remaining 55.12% of the Company’s stock not previously owned. Additional direct costs incurred in connection with the acquisition, principally legal and other professional fees, in the amount of $26.4 million have been included in the purchase price allocation. Additional goodwill related to prior step acquisitions by Delhaize Group in the approximate amount of $198.1 million has also been included in the purchase price allocation.

The new basis was allocated to 55.12% of the Company’s assets and liabilities as follows:

(Dollars in thousands)

Current assets	$943,206
Property and equipment	1,761,625
Goodwill	1,762,659
Identified intangible and other non-current assets	1,071,673
Current liabilities	(797,333)
Non-current liabilities	(2,636,746)

Purchase price	$2,105,084

The Company’s accounting for the share exchange transaction resulted in an allocation of Delhaize Group’s accounting basis to the Company’s assets and liabilities, comprising 44.88% of historical basis and 55.12% of new basis as of the transaction date. Accordingly, the additional consideration by Delhaize Group in completing the share exchange was allocated among the Company’s assets and liabilities such that their adjusted basis reflects 55.12% of the fair value as of the share exchange date, with the residual allocated to goodwill.

Significant fair value increases to property and equipment were primarily related to buildings and improvements of approximately $171.2 million and capital equipment of approximately $32.8 million. Increases to identified intangible and other non-current assets consisted primarily of economic lease values of about $331.8 million, trademarks of approximately $242.0 million, assembled workforce of about $56.3 million, distribution network of approximately $120.9 million offset by reductions in the fair value of the prescription files of approximately $9.5 million and reductions in the fair value of the pension asset of about $12.7 million. The primary changes in the values of non-current liabilities as a result of the share exchange were fair value adjustments to decrease long-term debt by approximately $4.5 million, increase capital lease obligations by approximately $63.3 million, increase deferred income tax liabilities by about $358.2 million and reduction of approximately $73.0 million of the deferred loss on the previously settled hedge arrangement (see Note 7).

As a result of the accounting for the share exchange, the Company began recording additional depreciation and amortization relating principally to property and equipment, intangible assets and goodwill. The impact on income before taxes for the 35 week period ended December 29, 2001 was additional non-cash expense of approximately $59.6 million, of which $36.1 million related to goodwill and indefinite lived intangible assets which will no longer be amortized in 2002.

Hannaford Acquisition

On July 31, 2000, the Company completed its acquisition of Hannaford Bros. Co. (“Hannaford”), a Maine-based supermarket retailer, in a cash and stock transaction totaling $3.5 billion. The Company began including the results of operations of Hannaford prospectively from July 31, 2000.

As consideration for the merger, the Company paid cash of approximately $2.772 billion, and issued 25.6 million shares of the Company’s Class A Common Stock having an aggregate value of approximately $658.3 million. The Company also issued fully vested options with an estimated fair value of $39.9 million in exchange for options held for Hannaford employees. Additional direct costs incurred in connection with the acquisition, principally investment banking, legal, and other professional fees, in the amount of $22.1 million have been included in the purchase price allocation.

The Hannaford acquisition was accounted for using the purchase method of accounting. The purchase price is allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess is allocated to goodwill. The acquisition resulted in goodwill of approximately $2.6 billion, which will be amortized over 40 years until the adoption of SFAS 142, Goodwill and Other Intangibles on December 30, 2001.

The net purchase price was initially allocated as follows:

(Dollars in thousands)
Current assets	$401,776
Property and equipment	746,171
Goodwill	2,575,103
Identified intangible and other non-current assets	512,617
Current liabilities	(324,197)
Non-current liabilities	(418,890)

Purchase price	$3,492,580

The following table reflects the results of operations on a pro forma basis as if the Hannaford acquisition had been completed as of the beginning of the fiscal years presented. This pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Hannaford acquisition been consummated as of the dates indicated, nor is it necessarily indicative of future operating results. These unaudited pro forma results do not include any anticipated cost savings or other effects of the Hannaford acquisition on operations.

(Dollars in thousands except per share
amounts)	2000	1999

Net sales	$14,303,066	$13,653,940
Net income	80,353	210,377

3. Property and Equipment

Property and equipment consists of the following:

(Dollars in thousands)	2001	2000

Land and improvements	$267,553	$267,000
Buildings	632,225	599,276
Furniture, fixtures and equipment	1,482,153	1,817,342
Vehicles	94,929	126,679
Leasehold improvements	778,496	852,531
Construction in progress	28,977	47,146

	3,284,333	3,709,974
Less accumulated depreciation	898,366	1,401,300

	2,385,967	2,308,674
Property under capital leases	737,051	718,709
Less accumulated depreciation	111,739	202,142

	625,312	516,567

	$3,011,279	$2,825,241

Depreciation expense totaled $284.4 million for the 35 weeks ended December 29, 2001, $131.6 million for the 17 weeks ended April 28, 2001, $327.6 million for fiscal 2000 and $248.9 million for fiscal 1999.

At December 29, 2001 and December 30, 2000, the Company had $42.4 million and $36.6 million (net book value), respectively, in property held for sale.

4. Intangible Assets

Intangible assets are comprised of the following:

(Dollars in thousands)	2001	2000

Goodwill	$3,026,163	$2,794,964
Trademarks	523,534	287,000
Distribution network	242,910	123,000
Workforce	114,012	61,000
Favorable lease rights	379,919	55,797
Prescription files	19,884	28,000

	4,306,422	3,349,761
Less accumulated amortization	147,582	74,043

	$4,158,840	$3,275,718

Amortization expense totaled $101.6 million for the 35 weeks ended December 29, 2001, $30.6 million for the 17 weeks ended April 28, 2001, $44.9 million for fiscal 2000 and $9.6 million for fiscal 1999.

5. Accrued Expenses

Accrued expenses consist of the following:

(Dollars in thousands)	2001	2000

Payroll and compensated absences	$108,524	$101,934
Employee benefit plan	52,514	84,431
Accrued interest	61,355	33,205
Other	82,971	84,269

	$305,364	$303,839

6. Employee Benefit Plan

The Company has a non-contributory retirement plan covering all employees at Food Lion and Kash n’ Karry with one or more years of service. Employees’ benefits under the plan become vested after five years of consecutive service. Forfeitures under the plan are used to off-set plan expenses. The plan provides benefits to participants upon death, retirement or termination of employment with the Company. Contributions to the retirement plan are determined by the Company’s Board of Directors. Expense related to the plan totaled $20.8 million for the 35 weeks ended December 29, 2001 and $26.0 million for the 17 weeks ended April 28, 2001, $81.2 million for fiscal 2000 and $108.8 million for fiscal 1999.

Hannaford provides a defined contribution 401(k) plan to substantially all employees. The amount charged to expense for this plan was approximately $4.1 million for the 35 weeks ended December 29, 2001 and $2.0 million for the 17 weeks ended April 28, 2001, and $2.3 million for Fiscal 2000 from the acquisition date through December 30, 2000.

Hannaford maintains a non-contributory, defined benefit pension plan covering approximately 50% of its employees. The plan provides for payment of retirement benefits on the basis of employees’ length of service and earnings. The Company’s policy is to fund the plan based upon legal requirements and tax regulations. Plan assets consist of common stock, cash and cash equivalents and fixed income investments.

The following table sets forth the change in plans’ benefit obligations and assets as well as the plans’ funded status reconciled with the amounts shown in the Company’s financial statements for the Hannaford non-contributory and defined benefit pension plan for the year ended December 29, 2001 and for fiscal 2000 from the acquisition date to December 30, 2000.

	Successor
	Company	Predecessor
	Period from	Company
	April 29,	Period from
	2001 to	December 31, 2000 to	Predecessor
	December 29,	April, 28,	Company
(Dollars in thousands)	2001	2001	2000

Change in benefit obligation:
Benefit obligation at beginning of period	$95,396	$93,169	$94,574
Service cost	3,006	1,450	1,754
Interest cost	4,493	2,287	2,912
Amendments	711	—	—
Actuarial loss (gain)	368	1,325	(63)
Benefits paid	(8,838)	(2,835)	(6,008)

Benefit obligation at end of period	$95,136	$95,396	$93,169

Change in plan assets:
Fair value of plan assets at beginning of period	$84,484	$102,112	$106,286
Actual return on plan assets	(1,380)	(15,153)	1,463
Employer contribution	2,574	360	371
Benefits paid	(8,838)	(2,835)	(6,008)

Fair value of plan assets at end of period	$76,840	$84,484	$102,112

Funded status	$(18,296)	$(10,912)	$8,943
Unrecognized prior service cost	711	—	—
Unrecognized net actuarial loss	17,800	10,356	3,014
Minimum pension liability adjustment	(13,811)	—	—

Prepaid (accrued) benefit cost	$(13,596)	$(556)	$11,957

The components of net periodic pension costs for the Hannaford plans for the year ended December 29, 2001 and fiscal 2000 from the acquisition date to December 30, 2000 were as follows:

	Successor
	Company	Predecessor
	Period from	Company
	April 29,	Period from
	2001 to	December 31, 2000 to	Predecessor
	December 29,	April, 28,	Company
(Dollars in thousands)	2001	2001	2000

Components of net periodic pension cost:
Service cost	$3,006	$1,450	$1,754
Interest expense	4,493	2,287	2,912
Expected return on plan assets	(5,751)	(3,521)	(4,568)
Recognized net actuarial loss (gain)	55	—	—

	$1,803	$216	$98

Weighted-average assumptions as of December 30 (the plan’s measurement date):
Discount rate	7.25%	7.25%	7.50%
Expected return on plan assets	10.50%	10.50%	10.50%
Rate of compensation increase	4.50%	4.50%	4.50%

7. Long-Term Debt

Long-term debt consists of the following:

(Dollars in thousands)	2001	2000

Notes, 7.375%, due 2006	$600,000	—
Notes, 8.125%, due 2011	1,100,000	—
Debentures, 9.000%, due 2031	900,000	—
Medium-term notes, $16,600 face amount, due from 2002 to 2006 Interest ranges from 8.53% to 8.73% (plus unamortized premiums of $400 based on effective interest rate of 6.41%)	17,000	$122,300
Debt securities, $150,000 face amount,7.55%, due 2007(less unamortized discount of $556 based on effective interest rate of 7.71%)	149,444	150,000
Debt securities, $150,000 face amount, 8.05%, due 2027(less unamortized discount of $5,905 based on effective interest rate of 8.77%)	144,095	150,000
Note to Parent Company, US LIBOR plus 1.25%, due 2006	38,000	—
Other notes, $98,011 and $112,599 face amount, for 2001 and 2000, respectively, due from 2002 to 2016. Interest ranges from 5.00% to 14.15% (less unamortized discount of $6,519 based on effective interest rate of 8.81%)	91,492	106,659
Mortgage payables, $39,701 and $49,932 face amount, for 2001 and 2000, respectively, due from 2003 to 2016. Interest ranges from 7.50% to 10.20% (plus unamortized premium of $138 based on effective interest rate of 8.67%)	39,839	47,542
Other	3,466	4,935

	$3,083,336	581,436
Less current portion	17,890	126,196

	$3,065,446	$455,240

At December 29, 2001 and December 30, 2000 $67 million and $84.4 million (net book value), respectively, in property was pledged as collateral for mortgage payables.

Approximate maturities of long-term debt in the years 2002 through 2006 are $17.9, $28.5, $13.0, $14.0 and $657.5 million, respectively.

During the fourth quarter of 2001, the Company entered into interest rate swap agreements to manage the exposure to interest rate movements by effectively converting a portion of the debt from fixed to variable rates. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements, which mature in 2006, involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for the Company’s agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The notional principal amounts of interest rate swap arrangements were approximately $300 million at December 29, 2001. These agreements are accounted for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by Statement of Financial Accounting Standard No. 133 (as amended).

Prior to the offering of the bonds and debentures on April 19, 2001, the Company entered into interest rate hedge agreements to hedge against potential increases in interest rates related to the issuance of these bonds and debentures. The notional amount of these hedge agreements was $1.75 billion. These hedge agreements were structured to hedge against the risk of increasing market interest rates based on U.S. treasury rates, with the specified rates based on the expected maturities of the related securities. These hedge agreements were settled in connection with the completion of the offering of the bonds and debentures, resulting in a payment in the amount of an unrealized loss of approximately $214 million. As a result of the adoption of Statement of Accounting Standards No. 133 at the beginning of fiscal 2001, the unrealized loss was recorded in other comprehensive income, net of deferred taxes, and is being amortized to interest expense over the term of the associated debt securities (five, ten and 30 years as described in the table above). The Company amortized approximately $0.3 million, net of tax, of the other comprehensive loss associated with these hedge agreements to interest expense during the period from December 31, 2000 to April 28, 2001 and approximately $3.5 million, net of tax, of the other comprehensive loss associated with these hedge agreements to interest expense during the period from April 29, 2001 to December 29, 2001. The unrealized loss was reduced as of the date of the Delhaize Group share exchange to reflect the accounting basis of Delhaize Group, resulting in an unrealized loss at the end of fiscal 2001 of approximately $55.9 million, net of deferred taxes.

The Company is subject to certain restrictive covenants related to the debt instruments indicated above. Restrictive covenants include a minimum fixed charge coverage ratio and maximum leverage ratios. At December 29, 2001, the Company was in compliance with its debt covenants.

8.     Credit Arrangements

The Company maintains two revolving credit facilities with a syndicate of commercial banks providing $1.0 billion in committed lines of credit. After reviewing the Company’s working capital requirements, the Company let $500.0 million expire in November 2001. The remaining $500.0 million expires in July 2005. As of December 29, 2001, the Company had $140.0 million in outstanding borrowings. During 2001, the Company had average borrowings of $126.8 million at a daily weighted average interest rate of 5.99%. There were borrowings of $285.0 million outstanding at December 30, 2000.

At December 30, 2000, the Company had $2.4 billion in outstanding borrowings at 8.1875% under a $2.5 billion 364-day term loan facility that expired in July 2001. The borrowings under this facility were used to fund the cash portion of the purchase price of the Hannaford acquisition. On April 19, 2001, the Company completed the private offering of $600 million in notes at 7.375% due 2006, $1.1 billion in notes at 8.125% due 2011 and $900 million in debentures at 9.000% due 2031. The Company used the proceeds of this offering to repay in full the $2.4 billion outstanding under the $2.5 billion term loan facility.

In addition, the Company has periodic short-term borrowings under other informal arrangements. There were no outstanding borrowings under these arrangements at December 29, 2001 and borrowings totaled approximately $40.0 million at December 30, 2000 at an average interest rate of 7.58%.

9.     Leases

The Company’s stores operate principally in leased premises. Lease terms for open stores generally range from 10 to 25 years with renewal options ranging from five to 20 years. The average remaining lease term for closed stores is 7.9 years. The following schedule shows, as of December 29, 2001, the future minimum lease payments under capital and operating leases.

		Operating Leases
(Dollars in thousands)	Capital Leases	Open Stores	Closed Stores

2002	$111,841	$207,561	$27,075
2003	111,582	204,708	26,160
2004	110,827	201,167	24,548
2005	109,852	197,110	23,379
2006	109,268	191,347	21,878
Thereafter	946,798	1,637,724	119,129

Total minimum payments	1,500,168	$2,639,617	$242,169
Less estimated executory costs	37,079

Net minimum lease payments	1,463,089
Less amount representing interest	749,225

Present value of net minimum lease payments	$713,864

Minimum payments have not been reduced by minimum sublease income of $42.8 million due over the term of non-cancelable subleases.

The Company recognizes rent expense for operating leases with step rent provisions on a straight-line basis over the minimum lease term.

Total rent payments (net of sublease income) under operating leases for open and closed stores are as follows:

(Dollars in thousands)	2001	2000	1999

Minimum rents	$218,721	$195,584	$169,954
Contingent rents, based on sales	373	251	101

	$219,094	$195,835	$170,055

In addition, the Company has signed lease agreements for additional store facilities, the construction of which were not complete at December 29, 2001. The leases expire on various dates extending to 2026 with renewal options generally ranging from 10 to 20 years. Total future minimum rents under these agreements are approximately $329.4 million.

10.	Closed Store Liabilities

The following table shows the number of stores closed and planned to be closed at the end of fiscal years 1999, 2000 and 2001, along with the number of stores committed for closure during the year, the number of stores closed, the number of closed stores acquired and the number of stores sold or for which the lease was terminated.

	Planned
	Closed	Closings	Total

As of January 2, 1999	131	26	157
Stores added	—	16	16
Stores acquired	14	—	14
Planned closings completed	35	(35)	—
Stores sold/lease terminated	(24)	—	(24)

As of January 1, 2000	156	7	163
Stores added	—	36	36
Stores acquired	25	1	26
Planned closings completed	30	(30)	—
Stores sold/lease terminated	(24)	—	(24)

As of December 30, 2000	187	14	201
Stores added	—	8	8
Stores acquired	—	—	—
Planned closings completed	12	(12)	—
Stores sold/lease terminated	(20)	—	(20)

As of December 29, 2001	179	10	189

The following table reflects closed store liabilities at the end of the successor and predecessor periods of 2001 and the end of fiscal years 2000, and 1999 and activity during the year including additions to closed store liabilities charged to operations, additions for closed stores acquired in purchase transactions, adjustments to liabilities based on changes in facts and circumstances and payments made.

	Successor	Predecessor
	Company	Company
	For the	For the
	35 Weeks	17 Weeks
	Ended	Ended	Fiscal	Fiscal
	December 29, 2001	April 28, 2001	2000	1999

Balance at beginning of period	$176.3	$185.2	$106.8	$113.5
Additions charged to earnings:
Store closings –lease obligations	1.5	1.3	33.5	13.7
Store closings -other exit costs	0.3	0.0	4.6	1.7
Adjustments to prior year estimates
-lease obligations	4.6	(0.4)	0.8	(2.8)
Adjustments to prior year estimates - other exit costs	(1.1)	1.4	3.9	—

Total charge to earnings	5.3	2.3	42.8	12.6
Reductions:
Lease payments made	(10.7)	(4.6)	(11.0)	(8.2)
Lease terminations payments	(1.0)	(0.2)	(3.4)	(10.5)
Payments for other exit costs	(2.9)	(1.6)	(6.0)	(3.8)

Total reductions	(14.6)	(6.4)	(20.4)	(22.5)
Closed store liabilities associated
with purchase transactions:
Lease obligations	—	—	39.8	2.4
Other exit costs	—	—	19.9	0.8
Adjustment to goodwill	(2.2)	(4.8)	(3.7)	—

Total acquired liabilities	(2.2)	(4.8)	56.0	3.2
Balance at end of period	$164.8	$176.3	$185.2	$106.8

The December 29, 2001 balance of approximately $164.8 million consisted of lease liabilities and exit cost liabilities of $140.3 million and $24.5 million, respectively. The fiscal 2000 end of year balance of $185.2 million consisted of lease liabilities and exit cost liabilities of $152.3 million and $32.9 million, respectively. The fiscal 1999 balance of $106.8 million consisted of $96.9 million of lease liabilities and $9.9 million of exit cost liabilities and the opening 1999 balance consisted of $102.3 million of lease liabilities and $11.2 million of exit cost liabilities.

The Company provided for closed store liabilities in each of the periods presented above relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments reflected in the above table. These other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes. Store closings are generally completed within one year after the decision to close. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to 20 years. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. The Company uses a discount rate based on the current treasury note rates to calculate the present value of the remaining rent payments on closed stores.

During fiscal year 2001, the Company recorded additions to closed store liabilities of $7.6 million primarily related to 12 store closings made in the ordinary course of its business and adjustments to prior year estimates for stores previously closed. During the same period, the Company recorded cash reductions to its reserves for closed stores of approximately $21.0 million. These reductions included cash payments of approximately $15.3 million for ongoing rent payments on closed stores’ remaining lease obligations, net of sublease income, $1.2 million for lease termination fees and $4.5 million paid for other exit costs, as discussed above. The non-cash adjustments of $7.0 million related primarily to two events: 1) the revaluation of closed store liabilities of approximately $6 million as a result of the recent share exchange by Delhaize Group (see discussion above); and 2) a reduction for closed stores acquired in the Hannaford acquisition, based on final purchase accounting allocation of $13 million. During fiscal 2000, the Company recorded additions to closed store liabilities of $59.7 million related to 26 store properties acquired, or for which the lease was assumed, in the Hannaford acquisition. All but one of the 26 stores included in the reserve had been closed prior to the acquisition date. The remaining activities associated with exiting these stores are to maintain the store under the leasehold requirements, to dispose of any owned property and equipment and to settle the remaining lease obligations. The acquired Hannaford liabilities for closed stores included $39.8 million related to the present value of future unrecoverable lease liabilities with remaining non-cancelable terms ranging from three to 22 years. Other accrued exit cost was approximately $19.9 million for activities that were directly related to the remaining lease obligations, comprised of $10.3 million for real estate taxes, $7.9 million for property maintenance and utilities and $1.7 million for property insurance. Accrued exit costs are paid over the remaining lease term. A non-cash reduction in the amount of approximately $3.7 million was made prior to December 30, 2000, with a corresponding reduction in goodwill principally related to a lease liability that was canceled.

In fiscal 1999 the Company acquired 14 closed stores. The related lease obligations and other exit costs of $3.2 million were recorded as an addition to goodwill.

The revenues and operating results for stores closed are not material to our total revenues and operating results for any of the fiscal years presented above. Future cash obligations for closed store liabilities are tied principally to the remaining non-cancelable lease payments less sublease payments to be received.

11.	Income Taxes

Provisions for income taxes for 2001, 2000 and 1999 consist of the following:

(Dollars in thousands)		Current	Deferred	Total

2001
Federal — Successor	4/29/01 to 12/29/01	$65,201	$32,388	$97,589
Federal – Predecessor	12/31/00 to 4/28/01	26,318	(14)	26,304
State – Successor	4/29/01 to 12/29/01	8,559	5,832	14,391
State — Predecessor	12/31/00 to 4/28/01	3,267	(20)	3,247

		$103,345	$38,186	$141,531

2000 Predecessor
Federal		$73,251	$21,215	$94,466
State		6,878	6,755	13,633

		$80,129	$27,970	$108,099

1999 Predecessor
Federal		$134,195	$27,123	$161,318
State		19,828	2,993	22,821

		$154,023	$30,116	$184,139

The Company’s effective tax rate varied from the federal statutory rate as follows:

	2001	2000	1999

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.8	3.4	3.1
Federal refund	0.0	0.0	0.0
Goodwill	8.2	4.2	0.4
Other	(0.2)	(1.6)	(0.5)

	46.8%	41.0%	38.0%

     The components of deferred income tax assets and liabilities at December 29, 2001 and December 30, 2000 are as follows:

(Dollars in thousands)	2001	2000

Deferred tax assets:
Inventories	$9,783	$5,520
Leases	56,344	49,886
Provision for store closings	67,899	67,771
Tax loss carryforwards	39,966	42,100
Interest	71,640	—
Accrued expenses	—	44,476
Other	17,504	8,976

Total assets	263,136	218,729
Valuation allowance	(27,938)	(27,938)

Deferred tax asset(net of allowance)	235,198	190,791
Deferred tax liabilities:
Depreciation and amortization	(684,940)	(293,813)
Accrued expenses	(3,614)	—

Total liabilities	(688,554)	(293,813)

Net deferred taxes	$(453,356)	$(103,022)

The valuation allowance relates to state net operating loss carryforwards generated by Hannaford in the Southeast for which realization is not considered likely.

12.	Other Liabilities

Other liabilities consist of the following:

(Dollars in thousands)	2001	2000

Closed store liabilities	$164,790	$185,240
Self insurance reserves	104,118	108,311
Other	29,410	20,147

	298,318	313,698
Less current portion	32,534	80,378

	$265,784	$233,320

The Company implemented a captive insurance program in fiscal 2001 whereby the self-insured reserves related to workers’ compensation, general liability and auto coverage were reinsured by Pride Reinsurance Company, an Irish reinsurance captive owned by an affiliated company of Delhaize Group. The purpose for implementing the captive insurance program is to provide Delhaize America continuing flexibility in its risk program while providing certain excess loss protection through anticipated reinsurance contracts with Pride Reinsurance Company. Upon incorporation of Delhaize Insurance Co. in August 2001, the Company transferred an initial premium of approximately $118.5 million, which included loss reserves of approximately $104.0 million and $14.5 million of premiums for the policy period from September 1, 2001 through December 29, 2001.

13.	Stock Options and Restricted Stock Plans

The Company had a stock option plan under which incentive stock options to purchase up to 5 million shares of Delhaize Group ADSs may be granted to officers and key employees at prices equal to fair market value on the date of the grant. Options become exercisable as determined by the Board of Directors of the Company on the date of grant, provided that no option may be exercised more than ten years after the date of grant.

Upon completion of the Delhaize Group share exchange, each of the Company’s options to purchase common stock, whether vested or unvested, was converted into an option to purchase the number of Delhaize Group ADSs, rounded up to the nearest whole share, equal to the number of shares of the Company’s Class A common stock subject to the option, multiplied by 0.40. The converted options are subject to substantially the same terms and conditions as were applicable to the converted options prior to the effective time of the share exchange.

A summary of shares reserved for outstanding options for the last three fiscal years, activity during each year and related weighted average exercise price is presented below:

		Weighted
		Average
		Exercise
	Shares	Price

1999
Outstanding at beginning of year	805,204,742	$0.03
Granted	503,958,982	0.03
Exercised	(45,676,002)	0.03
Forfeited/expired	(110,906,386)	0.03

Outstanding at end of year	1,152,581,336	0.03

Options exercisable at end of year	79,801,307	0.03

2000
Outstanding at beginning of year	1,152,581,336	$0.03
Granted	1,499,915,102	0.02
Conversion of Hannaford options	3,585,721,611	0.01
Exercised	(314,636,345)	0.01
Forfeited/expired	(216,063,549)	0.03

Outstanding at end of year	5,707,518,155	0.02

Options exercisable at end of year	3,499,462,707	0.01

2001
Outstanding at beginning of year	5,707,518,155	$0.02
Granted	2,168,978,377	0.02
Exercised	(262,753,717)	0.01
Forfeited/expired	(155,289,841)	0.03

Outstanding at April 28, 2001	7,458,452,974	0.02

Conversion to DEG ADSs (See Note 14)
Outstanding at April 29, 2001	3,482,709	$39.30
Granted	17,284	52.51
Exercised	(287,441)	22.22
Forfeited/expired	(73,206)	55.15

Outstanding at end of year	3,139,346	40.29

Options exercisable at end of year	1,493,106	28.39

The following table summarizes options outstanding and options exercisable as of December 29, 2001, and the related weighted average remaining contractual life (years) and weighted average exercise price.

Options Outstanding

Range of exercise	Number	Weighted	Weighted
prices	Outstanding	Average	Average
		Remaining	Exercise
		Contractual Life	Price
$10.85 - $25.60	933,576	5.25	$19.26
$25.61 - $50.15	917,978	7.22	$41.25
$50.16 - $94.45	1,287,792	8.36	$54.85

$10.85 - $94.45	3,139,346	7.10	$40.29

Options Exercisable

		Weighted
		Average
Range of exercise	Number	Exercise
Prices	Exercisable	Price
$10.85 - $25.60	933,576	$19.26
$25.61 - $50.15	467,360	$40.21
$50.16 - $94.45	92,170	$61.06

$10.85 - $94.45	1,493,106	$28.40

The weighted average fair value at date of grant for options granted during 2001, 2000, and 1999 was $14.38, $6.40, and $10.57 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Successor Company For the 35 Weeks Ended December 29, 2001	Predecessor Company For the 17 Weeks Ended April 28, 2001	Fiscal 2000	Fiscal 1999

Expected dividend yield (%)	2.2	0.8	3.0	1.8
Expected volatility (%)	36.0	36.0	37.0	35.0
Risk-free interest rate (%)	3.8	4.9	6.3	5.4
Expected term (years)	4.0	4.0	9.0	7.5

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock options granted in 2001, 2000 or 1999. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of this statement, the Company’s pro forma net earnings and earnings per share would have been as follows:

(Dollars in thousands)	Successor Company For the 35 Weeks Ended December 29, 2001	Predecessor Company For the 17 Weeks Ended April 28, 2001	Fiscal 2000	Fiscal 1999

Net earnings – as reported	$126,565	$34,198	$155,486	$300,435
Net earnings – pro forma	120,376	31,103	152,692	299,687

The Company has restricted stock plans for executive employees. These shares of stock will vest over five years from the grant dates. The weighted average grant date fair value for these shares is $19.27, $18.91 and $27.17 for 2001, 2000 and 1999, respectively. The Company recorded compensation expense related to restricted stock of $1.5 million for the 17 weeks ended April 28, 2001 and $4.2 million for the 35 weeks ended December 29, 2001, $1.6 million and $.3 million in 2000 and 1999, respectively.

     A summary of shares reserved for outstanding restricted stock grants for the last three fiscal years and activity during each year is presented below:

Shares

1999

Outstanding at beginning of year	120,825,338
Granted	53,378,179
Exercised	(24,127,550)
Forfeited/expired	(12,985,433)

Outstanding at end of year	137,090,534

2000
Outstanding at beginning of year	137,090,534
Granted	374,057,547
Exercised	(65,686,074)
Forfeited/expired	(3,014,231)

Outstanding at end of year	442,447,776

2001
Outstanding at beginning of year	442,447,776
Granted	169,688,595
Exercised	(587,559)
Forfeited/expired	(37,011,052)

Outstanding at April 28, 2001	574,537,720

Conversion to DEG ADSs (See Note 14)
2001
Outstanding at April 29, 2001	268,300
Granted	—
Exercised	(16,540)
Forfeited/expired	(711)

Outstanding at end of year	251,049

As of December 29, 2001, there were approximately 3.8 million shares of Delhaize Group ADSs available for future grants of incentive stock options.

14.	Common Stock

On December 29, 2001, approximately 81.87% and 18.13% of the issued and outstanding Class A non-voting common stock and 80.58% and 19.42% of the issued and outstanding Class B voting common stock was held, respectively, by Etablissements Delhaize Frères et Cie “Le Lion” S.A. (“Delhaize Group”) and Delhaize The Lion America, Inc. (“Detla”), a wholly owned subsidiary of Delhaize Group. In the aggregate, Delhaize Group and Detla owned approximately 100% of the Class B voting common stock and 100% of the Class A non-voting common stock.

On April 25, 2001, the Company and Delhaize Group completed a share exchange, whereby each outstanding share of the Company’s Class A and Class B common stock not already owned by Delhaize Group or Detla, was exchanged for 0.40 Delhaize Group American Depositary Shares (“ADSs”), which are listed on the New York Stock Exchange, or, at the option of each Delhaize America shareholder, 0.40 Delhaize Group ordinary shares, which are listed on Euronext Brussels. Each Delhaize Group ADS represents one ordinary share of Delhaize Group. The Delhaize Group share exchange was structured to be tax-free to our shareholders for U.S. federal income tax purposes. The Delhaize Group share exchange was unanimously approved by our board of directors and the board of directors of Delhaize Group, unanimously recommended to our board of directors by a four-person special committee of independent directors, and approved by our shareholders and the shareholders of Delhaize Group. Until April 25, 2001, shares of Delhaize America common stock were listed on the New York Stock Exchange.

Immediately prior to the Delhaize Group share exchange discussed in Note 2 to these financial statements, the Company authorized a common stock dividend of 499 shares of Class A common stock for each share of the Company’s Class A and Class B common stock held. This stock dividend was accounted for as a stock split, and all share data has been retroactively restated to give effect to the stock split.

Prior to the Delhaize Group share exchange, the Board of Directors of the Company declared dividends with respect to the Class A common stock without declaring and paying any dividends with respect to the Class B common stock. When dividends were declared with respect to the Class B common stock, the Board of Directors of the Company had to declare a greater per share dividend to the holders of Class A common stock.

On September 9, 1999, the Company authorized a one-for-three reverse stock split of all outstanding shares of common stock. All share and per share data have been restated to give retroactive effect to the reverse stock split.

The Company repurchased shares of its outstanding common stock in fiscal 1999. In 1999, the Company repurchased 2,759,700 shares of Class A at a cost of $89.3 million and 1,636,100 shares of Class B at a cost of $53.4 million.

15.	Interest Expense

Interest expense consists of the following:

	Successor	Predecessor	Predecessor	Predecessor
	Company	Company	Company	Company
	Period from	Period from
	April 29,	December
	2001 to	31, 2000 to
	December 29,	April, 28,
(Dollars in thousands)	2001	2001	2000	1999

Interest on borrowings (net of $1.0, $1.9, $3.4 million and $2.8 million capitalized in the 17 weeks and 35 weeks of 2001, fiscal 2000, and fiscal 1999,respectively)	$187,083	$84,826	$150,423	$45,682
Interest on capital leases	46,808	23,536	62,634	58,138

	$233,891	$108,362	$213,057	$103,820

16.	Commitments and Contingencies

The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the Company’s management believes that the resulting liability, if any, will not have a material effect upon the Company’s consolidated results of operations, financial position or liquidity.

17.	Related Parties

On April 25, 2001, the Company and Delhaize Group completed a share exchange, whereby each outstanding share of the Company’s Class A and Class B common stock not already owned by Delhaize Group or its wholly-owned subsidiary, Detla, was exchanged for 0.40 Delhaize Group American Depositary Shares (“ADSs”), which are listed on the New York Stock Exchange, or, at the option of a Delhaize America shareholder, 0.40 Delhaize Group ordinary shares, which are listed on Euronext Brussels. Each Delhaize Group ADS represents the one ordinary share of Delhaize Group. The Delhaize Group share exchange was structured to be tax-free to our shareholders for U.S. federal income tax purposes. The Delhaize Group share exchange was unanimously approved by our board of directors and the board of directors of Delhaize Group, unanimously recommended to our board of directors by a four-person special committee of independent directors, and approved by our shareholders and the shareholders of Delhaize Group. Until April 25, 2001, shares of Delhaize America common stock were listed on the New York Stock Exchange.

The Company has entered into a joint venture with Delhaize Group regarding Bel-Thai Supermarket Co., Ltd. (“Bel-Thai”), a supermarket company based in Thailand. On January 18, 2000, the Company acquired, through a wholly-owned subsidiary, a 51% interest in Bel-Thai for approximately $3.9 million. Delhaize Group owns the remaining 49% interest in Bel-Thai. The Company subsequently contributed additional capital of approximately $5.6 million to Bel-Thai. The Company's investment in Bel-Thai was consummated pursuant to arms-length negotiations and was approved by the Board of Directors of the Company (by a vote of the directors unaffiliated with Delhaize Group). In addition, the Company obtained a fairness opinion from Salomon Smith Barney, an investment banking firm, as to the fairness of the transaction to the Company. The Company’s share of Bel-Thai’s operating loss for fiscal 2000 was not material to the Company’s consolidated results of operations.

On November 27, 2001, the Company loaned $12 million to Detla. Until the note’s maturity date on November 27, 2002, Detla will pay interest on the unpaid principal amount at a rate equal to LIBOR plus 125 basis points. The $12 million is included in “Other Assets” in the Company’s consolidated balance sheet.

On December 12, 2001, the Company was granted a term loan facility by Delhaize The Lion Coordination Center S.A., a Belgian company wholly-owned by Delhaize Group, in the amount of $38 million intended for general corporate and working capital requirements. Until the note’s maturity on December 12, 2006, the Company will pay interest at a rate equal to the US LIBOR for the relevant interest period plus 1.25% per annum. This loan is recorded in long-term debt in the Company’s consolidated balance sheet.

The consolidated balance sheet as of December 29, 2001 includes approximately $86 million in dividends payable to Delhaize Group and Detla.

The Company implemented a captive insurance program in fiscal 2001 whereby the self-insured reserves related to workers’ compensation, general liability and auto coverage were reinsured by Pride Reinsurance Company, an Irish reinsurance captive owned by an affiliated company of Delhaize Group. The purpose for implementing the captive insurance program is to provide Delhaize America continuing flexibility in its risk program while providing certain excess loss protection through anticipated reinsurance contracts with Pride Reinsurance Company. Upon incorporation of Delhaize Insurance Co. in August 2001, the Company transferred an initial premium of approximately $118.5 million, which included loss reserves of approximately $104.0 million and $14.5 million of premiums for the policy period from September 1, 2001 through December 29, 2001. The balance sheet includes approximately $14.7 million receivable from the Irish reinsurance captive related to claims paid by the Company but not yet reimbursed. See Note 1 for further information regarding the program.

To the Shareholders of Delhaize America, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Delhaize America, Inc. and subsidiaries (the “Company”) at December 29, 2001, December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for the period from April 29, 2001 to December 29, 2001, the period from December 31, 2000 to April 28, 2001 and each of the two years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for derivative instruments in the year ended December 29, 2001.

PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 14, 2002

Results by Quarter
(unaudited)

(Dollars in thousands)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2001	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

Net sales and other
revenues	$3,602,914	$3,726,933	$3,822,390	$3,760,990
Cost of goods sold	2,702,203	2,778,403	2,851,378	2,786,741
Selling and
administrative
expenses	742,789	770,817	789,958	792,056
Operating income	132,790	159,632	179,304	172,821
Net income	$27,853	$35,742	$45,894	$51,274

(Dollars in thousands)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2000	(12 Weeks)	(12 Weeks)	(12 Weeks)	(16 Weeks)

Net sales and other
revenues	$2,481,588	$2,649,637	$3,053,999	$4,483,925
Cost of goods sold	1,849,028	2,015,703	2,326,531	3,370,969
Selling and
administrative
expenses	495,584	503,530	610,087	912,734
Operating income	132,617	123,822	41,816	178,387
Net (loss) income	$65,464	$59,193	$(10,638)	$41,467

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     This item is not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 11. Executive Compensation.

     Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 13. Certain Relationships and Related Transactions.

     Omitted pursuant to General Instruction I(2) of Form 10-K.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  The following documents are filed as part of this report:

     1.     Financial Statements:

	PAGES

Consolidated Statements of Income for the period from April 29, 2001 to December 29, 2001, the period from December 31, 2000 to April 28, 2001 and the fiscal years ended December 30, 2000 and January 1, 2000	21

Consolidated Balance Sheets, as of December 29, 2001 and December 30, 2000	22

Consolidated Statements of Cash Flows for the period from April 29, 2001 to December 29, 2001, the period from December 31, 2000 to April 28, 2001 and the fiscal years ended December 30, 2000 and January 1, 2000	23	-	24

Consolidated Statements of Shareholders’ Equity for the period from April 29, 2001 to December 29, 2001, the period from December 31, 2000 to April 28, 2001 and the fiscal years ended December 30, 2000 and January 1, 2000	25	-	26

Notes to Consolidated Financial Statements	27	-	53

Report of Independent Accountants	54

Results by Quarter (unaudited)	55

2.	Other:

     All other schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

3.	Exhibits:

Exhibit No.	Description

2	Agreement and Plan of Share Exchange dated as of November 16, 2000 between Etablissements Delhaize Frères et Cie “Le Lion” S. A. and the Company, as amended (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form F-4 of Etablissements Delhaize Frères et Cie “Le Lion” S. A. dated March 23, 2001) (Registration No. 333-13302)

3(a)	Articles of Incorporation, together with all amendments thereto (through May 5, 1988)(incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

3(b)	Articles of Amendment to Articles of Incorporation, effective as of September 9, 1999 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 7, 1999) (SEC File No. 1-15275)

3(c)	Articles of Amendment to Articles of Incorporation, effective as of April 25, 2001

3(d)	Bylaws of the Company effective May 25, 2001

4(a)	Indenture dated as of August 15, 1991, between the Company and The Bank of New York, as Trustee, providing for the issuance of an unlimited amount of debt securities in one or more series (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

4(b)	Form of Food Lion, Inc. Medium Term Note (Global Fixed Rate) (incorporated by reference to Exhibit 4(b) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

4(c)	Indenture, dated as of April 15, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4(d)	First Supplemental Indenture, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4(e)	Second Supplemental Indenture, dated as of September 6, 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash n’ Karry Food Stores, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(e) of the Company’s Registration Statement on Form S-4 dated September 17, 2001) (Registration No. 333-69520)

4(f)	Form of Third Supplemental Indenture, dated as of November , 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash ‘n Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop ‘n Save-Mass., Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(f) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)

4(g)	Registration Rights Agreement, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and Salomon Smith Barney, Inc., Chase Securities Inc. and Deutsche Banc Alex. Brown, in their respective capacities as initial purchasers and as representatives of the other initial purchasers (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

10(a)	2000 Stock Incentive Plan of Delhaize America, Inc., as amended effective April 25, 2001 (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-8 of Etablissements Delhaize Frères et Cie “Le Lion” S. A. dated April 27, 2001) (Registration No. 333-59686)

10(b)	Form of Deferred Compensation Agreement (incorporated by reference to Exhibit 19(b) of the Company’s Report on Form 8-K dated October 27, 1986) (SEC File No. 0-6080)

10(c)	Form of Salary Continuation Agreement (incorporated by reference to Exhibit 19(c) of the Company’s report on Form 8-K dated October 27, 1986) (SEC File No. 0-6080)

10(e)	Proxy Agreement dated January 4, 1991, between Etablissements Delhaize Frères et Cie “Le Lion” S.A. and Delhaize The Lion, America, Inc. (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K dated March 25, 1991) (SEC File No. 0-6080)

10(f)	Retirement Agreement dated as of August 31, 2000, between the Company and Joseph C. Hall, Jr. (incorporated by reference to Exhibit 10(f) of the Company’s Annual Report on Form 10-K dated March 30, 2001) (SEC File No. 001-15275)

10(g)	Hannaford Bros. Co. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.25 of Hannaford’s Annual Report on Form 10-K dated March 10, 1998) (SEC File No. 001-07603)

10(h)	Employment Agreement dated as of July 31, 2000 between Hugh G. Farrington and the Company (incorporated by reference to Exhibit 10(h) of the Company’s Annual Report on Form 10-K dated March 30, 2001) (SEC File No. 001-15275)

10(i)	U.S. Distribution Agreement dated August 20, 1991, between the Company and Goldman, Sachs & Co. and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount of the Company’s Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

10(j)	License Agreement between the Company and Etablissements Delhaize Frères et Cie “Le Lion” S.A. dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company’s Annual Report on Form 10-K dated March 31, 1994) (SEC File No. 0-6080)

10(k)	1996 Employee Stock Incentive Plan of Food Lion, Inc. (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated July 30, 1996) (SEC File No. 0-6080)

10(l)	Key Executive Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10(b) of the Company’s Quarterly Report on Form 10-Q dated July 30, 1996) (SEC File No. 0-6080)

10(m)	Profit Sharing Restoration Plan effective as of May 4, 1995 (incorporated by reference to Exhibit 10(c) of the Company’s 10-Q/A dated August 13, 1996) (SEC File No. 0-6080)

10(n)	Supplemental Executive Retirement Plan effective as of May 4, 1995 (incorporated by reference to Exhibit 10(d) of the Company’s 10-Q/A dated August 13, 1996) (SEC File No. 0-6080)

10(o)	Hannaford Bros. Co. Supplemental Executive Retirement Plan, effective January 1, 1998 (incorporated by reference to Exhibit 10.8 of Hannaford’s Annual Report on Form 10-K dated March 10, 2000) (SEC File No. 001-07603)

10(p)	Employment Agreement dated as of May 1, 2001, between R. William McCanless and the Company (incorporated by reference to Exhibit 10(p)of the Company’s Registration Statement on Form S-4 dated September 17, 2001) (Registration No. 333-69520)

10(q)	Agreement and Plan of Merger dated as of October 31, 1996, among the Company, KK Acquisition Corp. and Kash n’ Karry Food Stores, Inc. (incorporated by reference to Exhibit 2 of the Company’s Report on Form 8-K dated October 31, 1996) (SEC File No. 0-6080)

10(r)	Stockholders’ Agreement, dated as of October 31, 1996, among the Company, KK Acquisition Corp., Kash n’ Karry Food Stores, Inc. and the stockholders of Kash n’ Karry Food Stores, Inc. signatory thereto (incorporated by reference to Exhibit 10 of the Company’s Report on Form 8-K dated October 31, 1996) (SEC File No. 0-6080)

10(s)	License Agreement, dated as of June 19, 1997, among the Company, Kash n’ Karry Food Stores, Inc., and Etablissements Delhaize Frères et Cie “Le Lion” S.A. (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated July 25, 1997) (SEC File No. 0-6080)

10(t)	First Supplement Indenture dated as of April 21, 1997, among Food Lion Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 0-6080)

10(u)	Underwriting Agreement dated as of April 16, 1997, between Food Lion, Inc. and Salomon Brothers, Inc. for itself and as representative for NationsBanc Capital Markets Inc. (incorporated by reference to Exhibit 10(b) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 0-6080)

10(v)	Agreement and Plan of Merger dated as of August 17, 1999, among the Company, Hannaford Bros. Co. and FL Acquisition Sub, Inc. (incorporated by reference to Exhibit 2 of the Company’s Report on Form 8-K dated August 19, 1999) (SEC File No. 0-6080)

10(w)	Agreement, dated as of January 4, 1998, between Etablissements Delhaize Frères et Cie “Le Lion” S.A. and the Company (incorporated by reference to 10(af) of the Company’s Annual Report on Form 10-K dated April 8, 1998) (SEC File No. 0-6080)

10(x)	Credit Agreement dated as of November 19, 1999, among the Company, the lenders party thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent (incorporated by reference to 10(x)of the Company’s Annual Report on Form 10-K dated March 30, 2000) (SEC File No. 1-15275)

10(y)	Credit Agreement dated as of January 26, 2000, among the Company, the lenders party thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent, relating to $2,500,000,000 364-Day Term Loan Facility (incorporated by reference to 10 (y) of the Company’s Annual Report on Form 10-K dated March 30, 2000) (SEC File No. 1-15275)

10(z)	Credit Agreement dated as of January 26, 2000, among the Company, the lenders party thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent, relating to $500,000,000 5-Year Revolving Credit Facility (incorporated by reference to 10 (z) of the Company’s Annual Report on Form 10-K dated March 30, 2000) (SEC File No. 1-15275)

10(aa)	Stock Exchange Agreement dated as of August 17, 1999, among the Company, Empire Company Limited and E.C.L. Investments Limited (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated August 19, 1999) (SEC File No. 0-6080)

10(ab)	Voting Agreement dated as of August 17, 1999, among the Company, Empire Company Limited and E.C.L. Investments Limited (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated August 19, 1999) (SEC File No. 0-6080)

10(ac)	Registration Rights Agreement dated as of August 17, 1999, among the Company, Empire Company Limited, E.C.L. Investments Limited, Pension Plan for Employees of Sobeys, Inc. and Sobeys Inc. Master Trust Investment Fund (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated August 19, 1999) (SEC File No. 0-6080)

10(ad)	Employment Agreement dated as of January 20, 2000 between the Company and Robert J. Brunory (incorporated by reference to Exhibit 10(ad) of the Company’s Annual Report on Form 10-K dated March 30, 2001) (SEC File No. 001-15275)

10(ae)	Employment Agreement dated as of January 10, 2000 between the Company and Keith M. Gehl (incorporated by reference to Exhibit 10(ae) of the Company’s Annual Report on Form 10-K dated March 30, 2001) (SEC File No. 001-15275)

10(ag)	Employment Agreement dated as of March 14, 2000, between Laura C. Kendall and Delhaize America, Inc. (incorporated by reference to Exhibit 10 (ag) of the Company’s Annual Report on Form 10-K dated March 30, 2000) (SEC File No. 001-15275)

10(aj)	Amended and Restated Credit Agreement dated as of November 17, 2000, among the Company, the lenders party thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent (incorporated by reference to Exhibit 10(aj) of the Company’s Annual Report on Form 10- K dated March 30, 2001) (SEC File No. 001-15275)

10(ak)	Amended and Restated Hannaford Bros. Co. Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10.1 of Hannaford’s Quarterly Report on Form 10-Q dated November 7, 1997) (SEC File No. 1-7603)

10(al)	Hannaford Bros. Co. 1988 Stock Plan (incorporated by reference to Exhibit 4.5 of Hannaford’s Registration Statement on Form S-8 dated June 27, 1995) (Registration No. 33-60655)

10(am)	There are incorporated herein by reference (i) the Hannaford Cash Balance Plan, a copy of which was filed as Exhibit 10.3 to the Hannaford’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (SEC File No. 1-7603) and (ii) the First Amendment to the Hannaford Cash Balance Plan, a copy of which was filed as Exhibit 10.1 to the Hannaford’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1998 (SEC File No. 1-7603), and the Proposed Amendment to the Hannaford Cash Balance Plan submitted to the Internal Revenue Service for approval (incorporated by reference to Exhibit 10.4 of Hannaford’s Annual Report on Form 10-K dated March 10, 2000), the Second Amendment to The Hannaford Cash Balance Plan (incorporated by reference to Exhibit 10.5 of Hannaford’s Annual Report on Form 10-K dated March 10, 2000), and the Third Amendment to the Hannaford Cash Balance Plan (incorporated by reference to Exhibit 10.6 of Hannaford’s Annual Report on Form 10-K dated March 10, 2000) (SEC File No. 1-7603)

10(an)	Guaranty, dated as of April 19, 2001, by Food Lion, LLC in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(an) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(ao)	Guaranty, dated as of April 19, 2001, by Food Lion, LLC in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the Amended and Restated $500,000,000 364-Day Credit Agreement dated as of November 17, 2000 (incorporated by reference to Exhibit 10(ao) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(ap)	Amendment No. 1, dated as of April 19, 2001, to the $500,000,000 5- Year Credit Agreement dated as of January 26, 2000, among the Company, the lenders party thereto and Morgan Guaranty Trust Company Of New York, as Administrative Agent (incorporated by reference to Exhibit 10(ap) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(aq)	Amendment No. 1, dated as of April 19, 2001, to the Amended and Restated $500,000,000 364-Day Credit Agreement dated as of November 17, 2000, among the Company, the lenders party thereto and Morgan Guaranty Trust Company Of New York, as Administrative Agent (incorporated by reference to Exhibit 10(aq) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(ar)	Guaranty, dated as of September 6, 2001, by Hannaford Bros. Co. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the Amended and Restated $500,000,000 364-Day Credit Agreement dated as of November 17, 2000 (incorporated by reference to Exhibit 10(ar) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(as)	Guaranty, dated as of September 6, 2001, by Hannaford Bros. Co. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(as) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(at)	Guaranty, dated as of September 6, 2001, by Kash N’ Karry Food Stores, Inc. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the Amended and Restated $500,000,000 364-Day Credit Agreement dated as of November 17, 2000 (incorporated by reference to Exhibit 10(at) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(au)	Guaranty, dated as of September 6, 2001, by Kash N’ Karry Food Stores, Inc. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(au) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(av)	Amendment No. 2, dated as of September 6, 2001, to the Amended and Restated $500,000,000 364-Day Credit Agreement dated as of November 17, 2000, among the Company, the Lenders party thereto and Morgan Guaranty Trust Company Of New York, as Administrative Agent (incorporated by reference to Exhibit 10(av) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(aw)	Amendment No. 2, dated as of September 6, 2001, to the $500,000,000 5- Year Credit Agreement dated as of January 26, 2000, among the Company, the lenders party thereto and Morgan Guaranty Trust Company Of New York, as Administrative Agent (incorporated by reference to Exhibit 10(aw) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(ax)	Form of Amendment No. 3, dated as of November , 2001, to the Amended and Restated $500,000,000 5-Year Credit Agreement dated as of January 26, 2000, among the Company, the Lenders party thereto and Morgan Guaranty Trust Company Of New York, as Administrative Agent (incorporated by reference to Exhibit 10(ax) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)

10(ay)	Form of Additional Guaranty, dated as of November , 2001, by FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop ‘N Save-Mass., Inc., Hannaford Procurement Corp. and Boney Wilson & Sons, Inc. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(ay) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)

23	Consent of Independent Accountants

99	Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K

(b)  Reports on Form 8-K:

Current Report on Form 8-K filed December 20, 2001, announcing that the consolidated statements of income, attached thereto, for the 13 weeks and 12 weeks ended September 29, 2001 and September 9, 2000 and the 39 weeks and 36 weeks ended September 29, 2001 and September 9, 2000 are revised to include corrected pro forma results for the Company for the 13 weeks and 39 weeks ended September 30, 2000. The revision reflects a change in the Company’s quarterly fiscal calendar from three 12-week quarters and one 16-week quarter in 2000 to four equal 13-week quarters in 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 3/29/2002	Delhaize America, Inc.

By: /s/ Carol M. Herndon Carol M. Herndon Executive Vice President of Accounting and Analysis and Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: 3/29/2002	By:	/s/ Carol M. Herndon
Carol M. Herndon Executive Vice President of Accounting and Analysis and Chief Accounting Officer (Principal Accounting Officer and Principal Financial Officer)

Date: 3/29/2002	By:	/s/ Pierre-Olivier Beckers
Pierre-Olivier Beckers Chairman Director

Date: 3/29/2002	By:	/s/ Hugh G. Farrington
Hugh G. Farrington Vice Chairman Director

Date: 3/29/2002	By:	/s/ Bill McCanless
Bill McCanless Chief Executive Officer (Principal Executive Officer) Director

EXHIBIT INDEX
to
ANNUAL REPORT ON FORM 10-K of
Delhaize America, Inc.
For the Fiscal Year Ended December 29, 2001

Exhibit No.	Description

2	Agreement and Plan of Share Exchange dated as of November 16, 2000 between Etablissements Delhaize Frères et Cie “Le Lion” S. A. and the Company, as amended (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form F-4 of Etablissements Delhaize Frères et Cie “Le Lion” S. A. dated March 23, 2001) (Registration No. 333-13302)

3(a)	Articles of Incorporation, together with all amendments thereto (through May 5, 1988)(incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

3(b)	Articles of Amendment to Articles of Incorporation, effective as of September 9, 1999 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 7, 1999) (SEC File No. 1-15275)

3(c)	Articles of Amendment to Articles of Incorporation, effective as of April 25, 2001

3(d)	Bylaws of the Company effective May 25, 2001

4(a)	Indenture dated as of August 15, 1991, between the Company and The Bank of New York, as Trustee, providing for the issuance of an unlimited amount of debt securities in one or more series (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

4(b)	Form of Food Lion, Inc. Medium Term Note (Global Fixed Rate) (incorporated by reference to Exhibit 4(b) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

4(c)	Indenture, dated as of April 15, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4(d)	First Supplemental Indenture, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4(e)	Second Supplemental Indenture, dated as of September 6, 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash n’ Karry Food Stores, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(e) of the Company’s Registration Statement on Form S-4 dated September 17, 2001) (Registration No. 333-69520)

4(f)	Form of Third Supplemental Indenture, dated as of November , 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash ‘n Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop ‘n Save-Mass., Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(f) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)

4(g)	Registration Rights Agreement, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and Salomon Smith Barney, Inc., Chase Securities Inc. and Deutsche Banc Alex. Brown, in their respective capacities as initial purchasers and as representatives of the other initial purchasers (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

10(a)	2000 Stock Incentive Plan of Delhaize America, Inc., as amended effective April 25, 2001 (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-8 of Etablissements Delhaize Frères et Cie “Le Lion” S. A. dated April 27, 2001) (Registration No. 333-59686)

10(b)	Form of Deferred Compensation Agreement (incorporated by reference to Exhibit 19(b) of the Company’s Report on Form 8-K dated October 27, 1986) (SEC File No. 0-6080)

10(c)	Form of Salary Continuation Agreement (incorporated by reference to Exhibit 19(c) of the Company’s report on Form 8-K dated October 27, 1986) (SEC File No. 0-6080)

10(e)	Proxy Agreement dated January 4, 1991, between Etablissements Delhaize Frères et Cie “Le Lion” S.A. and Delhaize The Lion, America, Inc. (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K dated March 25, 1991) (SEC File No. 0-6080)

10(f)	Retirement Agreement dated as of August 31, 2000, between the Company and Joseph C. Hall, Jr. (incorporated by reference to Exhibit 10(f) of the Company’s Annual Report on Form 10-K dated March 30, 2001) (SEC File No. 001-15275)

10(g)	Hannaford Bros. Co. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.25 of Hannaford’s Annual Report on Form 10-K dated March 10, 1998) (SEC File No. 001-07603)

10(h)	Employment Agreement dated as of July 31, 2000 between Hugh G. Farrington and the Company (incorporated by reference to Exhibit 10(h) of the Company’s Annual Report on Form 10-K dated March 30, 2001) (SEC File No. 001-15275)

10(i)	U.S. Distribution Agreement dated August 20, 1991, between the Company and Goldman, Sachs & Co. and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount of the Company’s Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

10(j)	License Agreement between the Company and Etablissements Delhaize Frères et Cie “Le Lion” S.A. dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company’s Annual Report on Form 10-K dated March 31, 1994) (SEC File No. 0-6080)

10(k)	1996 Employee Stock Incentive Plan of Food Lion, Inc. (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated July 30, 1996) (SEC File No. 0-6080)

10(l)	Key Executive Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10(b) of the Company’s Quarterly Report on Form 10-Q dated July 30, 1996) (SEC File No. 0-6080)

10(m)	Profit Sharing Restoration Plan effective as of May 4, 1995 (incorporated by reference to Exhibit 10(c) of the Company’s 10-Q/A dated August 13, 1996) (SEC File No. 0-6080)

10(n)	Supplemental Executive Retirement Plan effective as of May 4, 1995 (incorporated by reference to Exhibit 10(d) of the Company’s 10-Q/A dated August 13, 1996) (SEC File No. 0-6080)

10(o)	Hannaford Bros. Co. Supplemental Executive Retirement Plan, effective January 1, 1998 (incorporated by reference to Exhibit 10.8 of Hannaford’s Annual Report on Form 10-K dated March 10, 2000) (SEC File No. 001-07603)

10(p)	Employment Agreement dated as of May 1, 2001, between R. William McCanless and the Company (incorporated by reference to Exhibit 10(p)of the Company’s Registration Statement on Form S-4 dated September 17, 2001) (Registration No. 333-69520)

10(q)	Agreement and Plan of Merger dated as of October 31, 1996, among the Company, KK Acquisition Corp. and Kash n’ Karry Food Stores, Inc. (incorporated by reference to Exhibit 2 of the Company’s Report on Form 8-K dated October 31, 1996) (SEC File No. 0-6080)

10(r)	Stockholders’ Agreement, dated as of October 31, 1996, among the Company, KK Acquisition Corp., Kash n’ Karry Food Stores, Inc. and the stockholders of Kash n’ Karry Food Stores, Inc. signatory thereto (incorporated by reference to Exhibit 10 of the Company’s Report on Form 8-K dated October 31, 1996) (SEC File No. 0-6080)

10(s)	License Agreement, dated as of June 19, 1997, among the Company, Kash n’ Karry Food Stores, Inc., and Etablissements Delhaize Frères et Cie “Le Lion” S.A. (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated July 25, 1997) (SEC File No. 0-6080)

10(t)	First Supplement Indenture dated as of April 21, 1997, among Food Lion Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 0-6080)

10(u)	Underwriting Agreement dated as of April 16, 1997, between Food Lion, Inc. and Salomon Brothers, Inc. for itself and as representative for NationsBanc Capital Markets Inc. (incorporated by reference to Exhibit 10(b) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 0-6080)

10(v)	Agreement and Plan of Merger dated as of August 17, 1999, among the Company, Hannaford Bros. Co. and FL Acquisition Sub, Inc. (incorporated by reference to Exhibit 2 of the Company’s Report on Form 8-K dated August 19, 1999) (SEC File No. 0-6080)

10(w)	Agreement, dated as of January 4, 1998, between Etablissements Delhaize Frères et Cie “Le Lion” S.A. and the Company (incorporated by reference to 10(af) of the Company’s Annual Report on Form 10-K dated April 8, 1998) (SEC File No. 0-6080)

10(x)	Credit Agreement dated as of November 19, 1999, among the Company, the lenders party thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent (incorporated by reference to 10(x)of the Company’s Annual Report on Form 10-K dated March 30, 2000) (SEC File No. 1-15275)

10(y)	Credit Agreement dated as of January 26, 2000, among the Company, the lenders party thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent, relating to $2,500,000,000 364-Day Term Loan Facility (incorporated by reference to 10 (y) of the Company’s Annual Report on Form 10-K dated March 30, 2000) (SEC File No. 1-15275)

10(z)	Credit Agreement dated as of January 26, 2000, among the Company, the lenders party thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent, relating to $500,000,000 5-Year Revolving Credit Facility (incorporated by reference to 10 (z) of the Company’s Annual Report on Form 10-K dated March 30, 2000) (SEC File No. 1-15275)

10(aa)	Stock Exchange Agreement dated as of August 17, 1999, among the Company, Empire Company Limited and E.C.L. Investments Limited (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated August 19, 1999) (SEC File No. 0-6080)

10(ab)	Voting Agreement dated as of August 17, 1999, among the Company, Empire Company Limited and E.C.L. Investments Limited (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated August 19, 1999) (SEC File No. 0-6080)

10(ac)	Registration Rights Agreement dated as of August 17, 1999, among the Company, Empire Company Limited, E.C.L. Investments Limited, Pension Plan for Employees of Sobeys, Inc. and Sobeys Inc. Master Trust Investment Fund (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated August 19, 1999) (SEC File No. 0-6080)

10(ad)	Employment Agreement dated as of January 20, 2000 between the Company and Robert J. Brunory (incorporated by reference to Exhibit 10(ad) of the Company’s Annual Report on Form 10-K dated March 30, 2001) (SEC File No. 001-15275)

10(ae)	Employment Agreement dated as of January 10, 2000 between the Company and Keith M. Gehl (incorporated by reference to Exhibit 10(ae) of the Company’s Annual Report on Form 10-K dated March 30, 2001) (SEC File No. 001-15275)

10(ag)	Employment Agreement dated as of March 14, 2000, between Laura C. Kendall and Delhaize America, Inc. (incorporated by reference to Exhibit 10 (ag) of the Company’s Annual Report on Form 10-K dated March 30, 2000) (SEC File No. 001-15275)

10(aj)	Amended and Restated Credit Agreement dated as of November 17, 2000, among the Company, the lenders party thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent (incorporated by reference to Exhibit 10(aj) of the Company’s Annual Report on Form 10- K dated March 30, 2001) (SEC File No. 001-15275)

10(ak)	Amended and Restated Hannaford Bros. Co. Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10.1 of Hannaford’s Quarterly Report on Form 10-Q dated November 7, 1997) (SEC File No. 1-7603)

10(al)	Hannaford Bros. Co. 1988 Stock Plan (incorporated by reference to Exhibit 4.5 of Hannaford’s Registration Statement on Form S-8 dated June 27, 1995) (Registration No. 33-60655)

10(am)	There are incorporated herein by reference (i) the Hannaford Cash Balance Plan, a copy of which was filed as Exhibit 10.3 to the Hannaford’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (SEC File No. 1-7603) and (ii) the First Amendment to the Hannaford Cash Balance Plan, a copy of which was filed as Exhibit 10.1 to the Hannaford’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1998 (SEC File No. 1-7603), and the Proposed Amendment to the Hannaford Cash Balance Plan submitted to the Internal Revenue Service for approval (incorporated by reference to Exhibit 10.4 of Hannaford’s Annual Report on Form 10-K dated March 10, 2000), the Second Amendment to The Hannaford Cash Balance Plan (incorporated by reference to Exhibit 10.5 of Hannaford’s Annual Report on Form 10-K dated March 10, 2000), and the Third Amendment to the Hannaford Cash Balance Plan (incorporated by reference to Exhibit 10.6 of Hannaford’s Annual Report on Form 10-K dated March 10, 2000) (SEC File No. 1-7603)

10(an)	Guaranty, dated as of April 19, 2001, by Food Lion, LLC in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(an) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(ao)	Guaranty, dated as of April 19, 2001, by Food Lion, LLC in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the Amended and Restated $500,000,000 364-Day Credit Agreement dated as of November 17, 2000 (incorporated by reference to Exhibit 10(ao) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(ap)	Amendment No. 1, dated as of April 19, 2001, to the $500,000,000 5- Year Credit Agreement dated as of January 26, 2000, among the Company, the lenders party thereto and Morgan Guaranty Trust Company Of New York, as Administrative Agent (incorporated by reference to Exhibit 10(ap) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(aq)	Amendment No. 1, dated as of April 19, 2001, to the Amended and Restated $500,000,000 364-Day Credit Agreement dated as of November 17, 2000, among the Company, the lenders party thereto and Morgan Guaranty Trust Company Of New York, as Administrative Agent (incorporated by reference to Exhibit 10(aq) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(ar)	Guaranty, dated as of September 6, 2001, by Hannaford Bros. Co. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the Amended and Restated $500,000,000 364-Day Credit Agreement dated as of November 17, 2000 (incorporated by reference to Exhibit 10(ar) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(as)	Guaranty, dated as of September 6, 2001, by Hannaford Bros. Co. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(as) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(at)	Guaranty, dated as of September 6, 2001, by Kash N’ Karry Food Stores, Inc. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the Amended and Restated $500,000,000 364-Day Credit Agreement dated as of November 17, 2000 (incorporated by reference to Exhibit 10(at) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(au)	Guaranty, dated as of September 6, 2001, by Kash N’ Karry Food Stores, Inc. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(au) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(av)	Amendment No. 2, dated as of September 6, 2001, to the Amended and Restated $500,000,000 364-Day Credit Agreement dated as of November 17, 2000, among the Company, the Lenders party thereto and Morgan Guaranty Trust Company Of New York, as Administrative Agent (incorporated by reference to Exhibit 10(av) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(aw)	Amendment No. 2, dated as of September 6, 2001, to the $500,000,000 5- Year Credit Agreement dated as of January 26, 2000, among the Company, the lenders party thereto and Morgan Guaranty Trust Company Of New York, as Administrative Agent (incorporated by reference to Exhibit 10(aw) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(ax)	Form of Amendment No. 3, dated as of November , 2001, to the Amended and Restated $500,000,000 5-Year Credit Agreement dated as of January 26, 2000, among the Company, the Lenders party thereto and Morgan Guaranty Trust Company Of New York, as Administrative Agent (incorporated by reference to Exhibit 10(ax) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)

10(ay)	Form of Additional Guaranty, dated as of November , 2001, by FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop ‘N Save-Mass., Inc., Hannaford Procurement Corp. and Boney Wilson & Sons, Inc. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(ay) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)

23	Consent of Independent Accountants

99	Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K