Form 10-Q
period 2002-03-30
DELHAIZE AMERICA INC
filed 2002-05-14
CIK 37912

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 30, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ........to...........

                         Commission File number 0-6080

                             DELHAIZE AMERICA, INC.
                             ----------------------
            (Exact name of registrant as specified in its charter)

         NORTH CAROLINA                                 56-0660192
         --------------                                 ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

         P.O. Box 1330, 2110 Executive Drive, Salisbury, NC 28145-1330
         -------------------------------------------------------------
         (Address of principal executive office)            (Zip Code)

                                 (704) 633-8250
                                 --------------
                        (Registrant's telephone number)

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

Outstanding shares of common stock of the Registrant as of May 14, 2002.

         Class A Common Stock - 91,050,642,127
         Class B Common Stock -     75,287,145

THIS REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                             DELHAIZE AMERICA, INC.
                               INDEX TO FORM 10-Q
                                 MARCH 30, 2002

                                                                Page
                                                                -----
PART I.    FINANCIAL INFORMATION

      Item 1. Financial Statements

              Condensed Consolidated Statements of Income/Loss
              for the 13 weeks ended March 30, 2002 and
              March 31, 2001                                        3

              Condensed Consolidated Balance Sheets as of
              March 30, 2002 and December 29, 2001                  4

              Condensed Consolidated Statements of Cash Flows
              for the 13 weeks ended March 30, 2002 and
              March 31, 2001                                        5

              Notes to Condensed Consolidated
              Financial Statements                               6-13

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations     13-27

      Item 3. Quantitative and Qualitative Disclosures About
              Market Risk                                          27

PART II.   OTHER INFORMATION

      Item 1. Legal Proceedings                                    27

      Item 5. Other Information                                    27

      Item 6. Exhibits and Reports on Form 8-K                     28

      Signatures                                                   29

      Exhibit Index                                                30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             DELHAIZE AMERICA, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
                                  (Unaudited)
              For the 13 Weeks ended March 30, 2002 and March 31, 2001
                   (Dollars in thousands except percentage data)

                                                  Successor Co.          Predecessor Co.
                                                  March 30, 2002         March 31, 2001
                                                  --------------         --------------
Net sales and other revenues                       $ 3,747,850             $3,602,914
Cost of goods sold                                   2,782,049              2,702,203
Selling and administrative expenses                    779,124                744,539
Merger expense                                              --                 23,382
                                                   -----------             ----------
Operating income                                       186,677                132,790
Interest expense                                        87,920                 81,483
                                                   -----------             ----------
Income before income taxes                              98,757                 51,307
Provision for income taxes                              39,530                 23,454
                                                   -----------             ----------
Income before cumulative effect of
 a change in accounting principle                       59,227                 27,853
Less cumulative effect of change in
 accounting principle, net of tax
 (See Note 7)                                          284,097                     --
                                                   -----------             ----------
Net (loss)/ income                                 $  (224,870)            $   27,853
                                                   ===========             ==========

See notes to condensed consolidated financial statements.

                             DELHAIZE AMERICA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)

                                                     Successor Co.           Successor Co.
                                                    March 30, 2002            Dec 29, 2001
                                                    --------------           -------------
ASSETS
Current assets:
 Cash and cash equivalents                            $   216,683             $   137,206
 Receivables                                              148,301                 198,158
 Receivable from affiliate                                  4,715                  14,718
 Inventories                                            1,222,450               1,239,470
 Income tax receivable                                         --                   8,429
 Prepaid expenses                                          67,026                  28,250
 Deferred tax assets                                        9,623                   6,169
                                                      -----------             -----------
   Total current assets                                 1,668,798               1,632,400

Property and equipment, net                             2,955,621               3,011,279
Goodwill, net                                           2,905,466               3,273,385
Intangibles, net                                          843,560                 885,455
Reinsurance recoverable                                   104,185                 104,118
Other assets                                               67,354                  63,361
                                                      -----------             -----------
   Total assets                                       $ 8,544,984             $ 8,969,998
                                                      ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                $        --             $   140,000
 Accounts payable                                         727,932                 693,729
 Dividend payable                                          86,447                  86,093
 Accrued expenses                                         343,178                 305,364
 Capital lease obligations - current                       29,824                  38,118
 Long term debt - current                                  18,007                  17,890
 Other liabilities - current                               29,988                  32,534
 Income taxes payable                                      20,966                      --
                                                      -----------             -----------
   Total current liabilities                            1,256,342               1,313,728

Long-term debt                                          3,061,496               3,065,446
Capital lease obligations                                 692,344                 675,746
Deferred income taxes                                     298,910                 459,525
Other liabilities                                         266,812                 265,784
                                                      -----------             -----------
   Total liabilities                                    5,575,904               5,780,229
                                                      -----------             -----------

Shareholders' equity:
Class A non-voting common stock                            53,222                  53,149
Class B voting common stock                                37,645                  37,645
Accumulated other comprehensive loss, net of tax          (63,118)                (64,471)
Additional paid-in capital, net
 of unearned compensation                               2,458,999               2,452,945
Retained earnings                                         482,332                 710,501
                                                      -----------             -----------
   Total shareholders' equity                           2,969,080               3,189,769
                                                      -----------             -----------
   Total liabilities and
    shareholders' equity                              $ 8,544,984             $ 8,969,998
                                                      ===========             ===========

See notes to condensed consolidated financial statements.

                             DELHAIZE AMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
            For the 13 Weeks ended March 30 2002 and March 31, 2001
                             (Dollars in thousands)

                                                                 13 Weeks Ended
                                                                 --------------
                                                                 Successor Co.        Predecessor Co.
                                                                 March 30, 2002        March 31, 2001
                                                                 --------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/ income                                                 $(224,870)            $    27,853
Adjustments to reconcile net income/(loss)
  to net cash provided by operating activities:
 Cumulative effect of change in accounting
  principle                                                          284,097                      --
 Depreciation and amortization                                       114,111                 123,516
 Non-cash portion of merger expense                                       --                  21,682
 Amortization of debt fees/costs                                         503                      --
 Non-cash portion of debt premium/discount                               295                      --
 Amortization of deferred loss on derivative                           2,128                      --
 Loss on disposals of property and
  capital lease terminations                                             742                     510
 Store closing provisions                                              3,135                   1,750
 Deferred income taxes                                                 1,006                     (19)
 Other                                                                 2,708                   1,117
Changes in operating assets and liabilities:
 Receivables                                                          49,857                  21,323
 Net receivable from affiliate                                        10,357                      --
 Reinsurance recoverable                                                 (67)                     --
 Income tax receivable                                                 8,429                  75,719
 Inventories                                                          17,020                  50,222
 Prepaid expenses                                                    (38,776)                    573
 Other assets                                                            289                  (1,899)
 Accounts payable                                                     34,203                 (51,094)
 Accrued expenses                                                     42,970                 (46,273)
 Income taxes payable                                                 20,966                      --
 Other liabilities                                                    (4,653)                 (6,455)
                                                                   ---------             -----------
  Total adjustments                                                  549,320                 190,672
                                                                   ---------             -----------
  Net cash provided by operating activities                          324,450                 218,525
                                                                   ---------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                (93,060)                (84,971)
 Proceeds from disposal of property                                    4,001                   3,791
 Other investment activity                                            (1,785)                     --
                                                                   ---------             -----------
  Net cash used in investing activities                              (90,844)                (81,180)
                                                                   ---------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net payments under short-term borrowings                           (140,000)             (2,681,000)
 Proceeds from issuance of long-term debt                                 --               2,565,000
 Principal payments on long-term debt                                 (4,130)                 (6,462)
 Principal payments under capital lease obligations                   (7,153)                 (7,581)
 Dividends paid                                                           --                 (28,572)
 Parent common stock repurchased                                      (4,482)                     --
 Proceeds from issuance of Parent common stock
    for options                                                        1,636                   1,505
                                                                   ---------             -----------
       Net cash used in financing activities                        (154,129)               (157,110)
                                                                   ---------             -----------
Net increase (decrease)in cash and cash
 equivalents                                                          79,477                 (19,765)
Cash and cash equivalents at beginning
 of period                                                           137,206                 135,636
                                                                   ---------             -----------
Cash and cash equivalents at end of period                         $ 216,683             $   115,871
                                                                   =========             ===========

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Dollars in thousands)

1) Basis of Presentation:

On April 25, 2001, Delhaize America, Inc. ("Delhaize America" or the "Company") became a wholly-owned subsidiary of Etablissements Delhaize Freres et Cie "Le Lion" S.A. ("Delhaize Group") as a result of the Delhaize Group share exchange (see Note 5). This transaction was accounted for as a purchase and in connection with this treatment, a new entity has been deemed created for financial reporting purposes. Accordingly, in these financial statements, the periods prior to the date of the Delhaize Group share exchange relate to the "predecessor company" and the periods subsequent to the date of the Delhaize Group share exchange relate to the "successor company" and have been labeled herein accordingly.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Annual Report on Form 10-K of Delhaize America, Inc. Accordingly, the reader of this Form 10-Q should refer to the Company's Form 10-K and Annual Report for the year ended December 29, 2001 for further information.

The financial information presented herein has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the financial information includes all adjustments necessary for a fair presentation of interim results.

2) Supplemental Disclosure of Cash Flow Information:

Selected cash payments and non-cash activities during the period were as follows:

                                                                  March               March
(Dollars in thousands)                                           30, 2002            31, 2001
                                                                 --------            --------
Cash payments for income taxes                                   $  9,326            $52,246
Cash payments for interest, net of amounts
  capitalized                                                      24,952             73,434
Non-cash investing and financing activities:
Capitalized lease obligations incurred for store
  properties and equipment                                         10,984              9,955
Capitalized lease obligations terminated for
  store properties and equipment                                       --              4,773
Acquisition of Hannaford - adjustment to purchase                      --              3,893
  price allocation
Investment in WWRE                                                  3,000                 --
Delhaize Group Share Exchange - adjustment to
  purchase price allocation:
Property                                                           44,433                 --
Deferred income taxes                                              43,752                 --
Capital lease obligations                                           4,475                 --
Accrued expenses                                                    5,156                 --
Reclassification of deferred taxes related to
  intangible assets that did not meet the
  separability criteria of SFAS No. 141                           117,895                 --

3) Inventories

Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 80% and 83% of inventories for March 30, 2002 and March 31, 2001, respectively. Meat, produce and deli inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method were used entirely, inventories would have been $65.3 million and $142.5 million greater as of March 30, 2002 and March 31, 2001, respectively. In connection with the accounting for the Delhaize Group share exchange discussed in Note 5, the Company recorded an adjustment to the basis for the LIFO inventories in the amount of $78.6 million at April 25, 2001. Application of the LIFO method resulted in increases in the cost of goods sold of $.6 million for both the 13 weeks ended March 30, 2002 and March 31, 2001, respectively.

4) Reclassification

Certain financial statement items have been reclassified to conform to the current period's presentation.

5) Acquisition

DELHAIZE GROUP SHARE EXCHANGE

On April 25, 2001, the Company and Delhaize Group consummated a share exchange whereby Delhaize Group exchanged each outstanding share of the Class A and Class B common stock not already directly or indirectly held by Delhaize Group for 0.4 Delhaize Group American Depository Shares listed on The New York Stock Exchange or, at the option of our shareholders, 0.4 Delhaize Group ordinary shares. The Company became a wholly-owned subsidiary of Delhaize Group as a result of the Delhaize Group share exchange. Prior to this time, Delhaize Group owned approximately 44.88% of the Company's outstanding common stock. The Delhaize Group share exchange was accounted for using the purchase method of accounting. Effective as of the April 28, 2001 fiscal period end, the Company recorded adjustments to reflect the historical basis of 44.88% owned by Delhaize Group and the fair value of the purchased net assets as the new accounting basis in the Company's financial statements.

As consideration, Delhaize Group issued approximately 40.2 million shares of stock having an aggregate value of approximately $1.9 billion for the remaining 55.12% of the company's stock not previously owned. Additional direct costs incurred in connection with the acquisition, primarily legal and other professional fees, in the amount of $26.4 million have been included in the purchase price allocation. Additional goodwill related to prior step acquisitions by Delhaize Group in the approximate amount of $198.1 million has also been reflected in the accompanying financial statements of the Successor Company.

During the first quarter of 2002, the Company finalized its purchase price allocation. The net purchase price was allocated as follows:

(Dollars in thousands)
----------------------------------------------------------------
Current assets                                      $   943,206

Property and equipment                                1,707,695
Goodwill                                              1,836,392
Identified intangible and
  other non-current assets                            1,007,982
Current liabilities                                    (797,333)
Non-current liabilities                              (2,592,858)
                                                    -----------
Purchase price                                      $ 2,105,084
                                                    ===========

The Company's accounting for the share exchange transaction resulted in an allocation of the purchase price to the Company's assets and liabilities, which are comprised of 44.88% of historical basis and 55.12% of new basis as of the transaction date.

Significant fair value step adjustments to property and equipment were primarily related to buildings and improvements of approximately $141.3 million and capital equipment of approximately $9.7 million. Increases to identified intangible and other non-current assets consisted primarily of economic lease values of approximately $310.7 million, trademarks of approximately $242.5 million, assembled workforce of approximately $52.7 million, distribution network of approximately $84.3 million partially offset by reductions in the fair value of the prescription files of approximately $11.7 million and reductions in the fair value of the pension asset of approximately $12.7 million. The primary changes in the values of non-current liabilities as a result of the share exchange were fair value adjustments to decrease long-term debt by approximately $4.5 million, increase capital lease obligations by approximately $63.3 million, increase deferred income tax liabilities by approximately $313.4 million and reduction of approximately $73.0 million of the deferred loss on settlement of the hedge arrangement.

6) Derivative Financial Instruments

On December 31, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be recognized as assets or liabilities in the financial statements. The Company entered into interest rate hedge agreements against potential increases in interest rates prior to the offering of debt securities in April 2001, which were to be used to refinance short-term borrowings entered into in connection with the Hannaford acquisition. The notional amount of the hedge agreements was

$1.75 billion. These hedge agreements were structured to hedge against the risk of increasing market interest rates based on U.S. treasury rates, with the specified rates based on the expected maturities of the securities that were expected to be issued. The hedge agreements were settled as planned in connection with the completion of the private offering of debt securities resulting in a payment in the amount of the unrealized loss of approximately $214 million. Upon adoption of SFAS No. 133 at the beginning of fiscal 2001, the unrealized loss associated with these hedge agreements was recorded in other comprehensive income, net of deferred taxes, and is being amortized to interest expense over the term of the associated debt securities. The Company amortized approximately $1.3 million, net of tax, of the other comprehensive loss associated with these hedge agreements to interest expense during the period from December 30, 2001 to March 30, 2002. The unrealized loss was reduced as of the date of the Delhaize Group share exchange (see Note 5) as a result of the application of purchase accounting, resulting in an unrealized loss remaining at March 30, 2002 of approximately $54.6 million, net of deferred taxes.

During the fourth quarter of 2001, the Company entered into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from fixed to variable rates. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements, which mature in 2006, involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The notional amounts of interest rate swap arrangements were approximately $300 million at March 30, 2002. These agreements are accounted for as fair value hedges. These agreements are accounted for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133.

7) Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS, No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board, or APB, Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Pre-acquisition Contingencies of Purchased

Enterprises. All business combinations that come within the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. SFAS No. 141 also sets forth new criteria for separability and in separability of intangible assets. The application of SFAS No. 141 resulted in the Company's identification of certain intangible assets such as assembled work force and distribution network that did not meet the separability criteria of SFAS No. 141, which were re-classified into goodwill.

On December 30, 2001, we adopted Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets" which required that we cease amortizing goodwill and other intangible assets with indefinite lives, and begin an annual assessment of potential impairment of goodwill and other intangible assets by comparing the book value of these assets to their current fair value.

The Company performed its assessment for potential impairment at each of our three operating banners, since each chain represents a separate operating segment as defined by SFAS 131 and a separate reporting unit as defined by SFAS
142. In performing its assessment, the carrying value of assets and liabilities was determined for each reporting unit and compared to the fair value of each reporting unit which was obtained from independent appraisals. If the carrying value of the reporting unit exceeded its fair value, an assessment of impairment was then necessary.

The Company's impairment assessment at its individual operating banner level resulted in a non-cash impairment charge totaling approximately $288 million before taxes ($284 million net of taxes), which is recorded as a change in accounting principle in the first quarter 2002 condensed consolidated statements of income/loss. This impairment charge relates primarily to goodwill associated with the Delhaize Group share exchange and with its acquisitions of Kash n' Karry and Hannaford. Impairment at the Kash n' Karry banner is due to a combination of factors including post-acquisition capital expenditures and operating performance. The Company has seen a heightened level of competition in the Florida area, where Kash n' Karry is concentrated. The Hannaford banner carries a significant goodwill balance due to the initial acquisition in 2000 and the allocation of goodwill to this banner related to the share exchange. The Company has experienced changes in the economic conditions within the retail sector subsequent to these events.

As a result of the adoption of SFAS 142, amortization expense of approximately $22.0 million of goodwill and other indefinite life assets was appropriately not reflected in the March 30, 2002 condensed consolidated statements of income/loss.

The following schedule reconciles the net income adjusted to exclude after-tax amortization expense in the three months ended March 31, 2001 prior to the adoption of SFAS No. 142:

                                        13 Weeks            13 Weeks
(in millions)                        March 30, 2002      March 31, 2001
                                     --------------      --------------
Income Before Cumulative
Effect of Change in
Accounting Principle                      $59                 $28
Add: Goodwill Amortization                 --                  14
                                          ---                 ---
Adjusted Income Before
  Cumulative Effect of
  Change in Accounting
  Principle                               $59                 $42
                                          ===                 ===

The carrying amount of goodwill and trademarks at each of the Company's reporting units follows:

                                  March 30, 2002
(in millions)               Goodwill        Trademarks
                            --------        ----------
Food Lion                    $1,144            $249
Hannaford                     1,761             223
Kash n' Karry                    --              27
                             ------            ----
Total                        $2,905            $499
                             ======            ====

As of March 30, 2002, the Company's amortized intangible assets consist of favorable leasehold improvements, liquor licenses, pharmacy files, and developed software. The components of its amortized intangible assets are as follows:

                                              March 30, 2002                                 March 31, 2001

                                   Gross                                           Gross
                                 Carrying      Accumulated                        Carrying     Accumulated
(in millions)                      Value       Amortization         Net            Value       Amortization         Net
                                 --------      ------------         ----          --------     ------------         ---
Favorable Leasehold
  Interest                         $359            $(37)            $322            $56            $(10)            $46
Other                                26              (3)              23             36              (2)             34
                                   ----            ----             ----            ---            ----             ---
Total                              $385            $(40)            $345            $92            $(12)            $80
                                   ====            ====             ====            ===            ====             ===

Estimated amortization expense (for amortized intangibles) for the remainder of 2002 and the five succeeding fiscal years follows:

(in millions)
2002(remainder)            $27.7
2003                        36.5
2004                        36.1
2005                        34.8
2006                        32.7
2007                        31.1

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for years beginning after December 15, 2001. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 was effective as of the beginning of the current fiscal year. The effect of adopting this standard did not have a significant effect on the Company's financial statements.

8) Recently Issued Accounting Standards

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (13 weeks ended March 30, 2002 compared to 13 weeks ended March 31, 2001).

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Annual Report on Form 10-K of Delhaize America, Inc. Accordingly, the reader of this Form 10-Q should refer to the Company's Form 10-K for the year ended December 29, 2001 for further information. Reclassifications have been made for all current and historical information presented herein from that contained in prior SEC filings on forms 10-Q, 10-K and Annual Report and 8-K for the Company.

On April 25, 2001, Delhaize America, Inc. became a wholly-owned subsidiary of Delhaize Group as a result of the Delhaize Group share exchange. This transaction was accounted for as a purchase and in connection with this treatment, a new entity has been deemed created for financial reporting purposes. Accordingly, in the financial statements, the periods prior to the date of the Delhaize Group share exchange relate to the "predecessor company" and the periods subsequent to the date of the Delhaize Group share exchange relate to the "successor company" and have been labeled accordingly.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position and we apply those accounting policies in a consistent manner. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants, lawyers and actuaries to assist in our evaluation. The reader should refer to Footnote 1 in our Annual Report on Form 10-K for further information regarding significant account policies.

RESULTS OF OPERATIONS

The following table sets forth, the percentage, which the listed amounts bear to net sales and other revenues for the periods indicated:

                                                  Successor         Predecessor
                                                   Company            Company
                                                   13 Weeks          13 Weeks
                                                March 30,2002      March 31,2001
                                                      %                  %
                                                -------------      -------------
Net sales and other revenues                       100.00             100.00
Cost of goods sold                                  74.23              75.00
Selling and administrative expenses                 20.79              20.67
Merger expense                                       0.00               0.65
                                                   ------             ------
Operating income                                     4.98               3.68
Interest expense                                     2.35               2.26
                                                   ------             ------
Income before income taxes                           2.63               1.42
Provision for income taxes                           1.05               0.65
                                                   ------             ------

Less income before cumulative effect of
 a change in accounting principle                    1.58               0.77
Cumulative effect of change in
 accounting principle, net of tax                    7.58               0.00
                                                   ------             ------
Net (loss) / income                                 (6.00)              0.77
                                                   ======             ======

Sales

We record revenues primarily from the sales of products in over 1,450 retail stores. Net sales and other revenues were $3.7 billion for the quarter ended March 30, 2002 compared to $3.6 billion for the quarter ended March 31, 2001, a total increase of 4.02%. Comparable store sales increased 1.5% first quarter 2002 over the comparable quarter in 2001. Sales performance during the first quarter 2002 was positively impacted by the timing of the Easter holiday which fell in the first quarter this year versus the second quarter last year. Excluding the positive impact of Easter in first quarter 2002, same store sales totaled 0.6%.

As of March 30, 2002, we operated 1,464 stores, which consisted of 1,211 stores operating under the Food Lion banner, 115 stores operating under the Hannaford and Shop n' Save banners and 138 stores operating under the Kash n' Karry banner. During first quarter we opened eight new stores, including five Food Lion stores, one Hannaford store and two Kash n' Karry stores, increasing retail square footage by approximately 3.6% over first quarter 2001. In addition, we also remodeled 29 stores in the quarter including 23 Food Lion stores and 6 Kash n' Karry stores. Retail store square footage totaled 53.6 million square feet at March 30, 2002. During the quarter we relocated one Food Lion store and one Kash n' Karry store, and closed one Kash n' Karry store.

Gross profit of 25.77% of sales for the quarter ended March 30, 2002 was higher compared to 25.00% of sales for the same quarter last year. Gross profit improvements compared with the first quarter of last year were attributable to continued initiatives at Food Lion stores to strengthen gross margin through merchandise assortment, retail pricing management, and the reduction of inventory shrinkage. In addition, our private label programs continued to positively impact gross margin in the first quarter of 2002. The change in basis of accounting related to the DG Share Exchange discussed above (Financial
Note 5) had no material impact on the reported gross profits.

We have provided for a $0.6 million LIFO provision in the first quarter of 2002, as compared with a LIFO provision of $0.6 million last year, due to slight inflation in cost of grocery items and cigarettes.

Selling and administrative expenses (which include depreciation and amortization) were 20.79% of sales in first quarter 2002 compared to 20.67% in first quarter 2001. Excluding depreciation and amortization, selling and administrative expenses as a percentage of sales were 17.74% for the quarter ended March 30, 2002 compared to 17.24% for the quarter ended March 31, 2001. The increase in selling and administrative expenses is attributable primarily to labor and technology related expenses required to support programs which have resulted in expanded gross margins, and an increased focus on providing services to customers and achieving best practices. In addition, employee benefits continue to increase due to rising medical costs. The change in basis of accounting related to the DG Share Exchange discussed above (Financial Note
5) primarily impacted depreciation/amortization expense and interest expense (as discussed below). Selling and Administrative Expenses excluding depreciation and amortization were not materially impacted and are therefore comparable year over year.

Depreciation and amortization as a percentage of sales was 3.04% (or $114.1 million) for the quarter ended March 30, 2002 compared to 3.43% (or $123.5 million) for the quarter ended March 31, 2001. During the quarter ended March 30, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective December 30, 2001. As a result, we no longer amortize goodwill and intangible assets with indefinite lives. Under SFAS No. 142 the Company is required to annually assess goodwill and other intangible assets with indefinite lives by comparing the book value of these assets to their current fair value. The Company's transitional impairment analysis (required upon adoption of the standard) resulted in an impairment charge totaling $288 million before tax ($284 million after tax) which is recorded as a change in accounting principle on the Company's Statement of Income/Loss(Financial Note 7). Depreciation and Amortization was further impacted by the revaluation performed in conjunction with the DG Share Exchange (see Financial Note 5). Excluding the impact of the discontinuance of Goodwill Amortization and the effects of additional Depreciation and Amortization resulting from the valuation process, Depreciation and Amortization would have been approximately 3.23% of sales (or approximately $121 million) compared to 3.43% (or $123.5 million) in the first quarter of 2001.

Interest expense of $87.9 million for the first quarter of 2002 was higher compared to $81.5 million for the respective period in 2001 due primarily to long-term borrowings (including the amortization of related fees) for the acquisition of Hannaford and for interest related to additional capital leases. Interest expense was further impacted by the purchase price allocation performed in conjunction with the DG Share Exchange (see Financial Note 5). Excluding the impact of the share exchange interest expense would have been approximately $92 million in the first quarter.

Store Closings

The following table shows the number of stores closed and planned to be closed at the end of the quarter ended March 30, 2002, along with the number of stores committed for closure during the year, the number of stores closed, and the number of stores sold or for which the lease was terminated.

                                                                    Planned
                                                    Closed          Closings          Total
                                                    ------          --------          -----
         As of December 29, 2001                      179              10              189
         Store Closings added                          --               1                1
         Planned closings completed                     3              (3)              --
         Stores sold/lease terminated                  (1)             --               (1)
                                                      ---             ---              ---
         As of March 30, 2002                         181               8              189
                                                      ---             ---              ---

The following table reflects closed store liabilities at the end of the quarter ended March 30, 2002, and activity during the quarter including additions to closed store liabilities charged to earnings and adjustments to liabilities based on changes in facts and circumstances and payments made.

                                             March 30,
                                               2002
                                             ---------
Balance at beginning of period                $164.8

Additions charged to earnings:
Adjustment to Prior Year - lease                 1.9
                                              ------
Adjustment to Prior Year - other                (0.2)
                                              ------
Total charged to earnings                        1.7

Reductions:
Lease payments                                  (4.0)
Payments for other exit costs                   (1.3)
                                              ------
Total reductions                                (5.3)

Balance at end of period                      $161.2
                                              ======

The March 30, 2002 balance of approximately $161.2 million consisted of lease liabilities and exit cost liabilities of $138.2 million and $23.0 million, respectively.

We provided for closed store liabilities in the quarter ended March 30, 2002 to reflect the estimated post-closing lease liabilities and other exit costs associated with the related store closing commitments. These other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes. Store closings are generally completed within one year after the decision to close. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to 20 years. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. We use a discount rate based on the current treasury note rates to calculate the present value of the remaining rent payments on closed stores.

The revenues and operating results for stores closed are not material to our revenues and operating results for the quarter. Future cash obligations for closed store liabilities are related principally to the remaining non-cancelable lease payments less sublease payments to be received.

Asset Impairment Charge

We periodically evaluate the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. We monitor the carrying value of our long-lived assets, including amortizable intangible assets, for potential impairment based on projected undiscounted cash flows. If impairment is identified for long-lived assets other than real property, we compare the asset's future discounted cash flows to its current carrying value and record provisions for impairment as appropriate. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions. Impairment of real property is recognized for the excess of carrying value over estimated fair market value.

Goodwill and other intangible assets are tested annually for potential impairment by comparing the book value of these assets to their current fair market value.

Liquidity and Capital Resources

We fund our operations and acquisitions from cash generated from our operations and borrowings.

At March 30, 2002, we had cash and cash equivalents of $216.7 million. We historically generate positive cash flow from operations. Cash provided by operating activities totaled $324.5 million for the 13 weeks ended March 30, 2002, compared with $218.5 million for the same period last year. The increase was primarily due to increases in accrued expenses related to interest expense which will be paid early in the second quarter and accounts payable offset by a decrease in income tax receivable and an increase in prepaid expenses resulting from the prepayment of self insurance expense.

Cash used in investing activities increased to $90.8 million for the 13 weeks ended March 30, 2002, compared with $81.2 million for the same period last year primarily due to capital expenditures of $93.1 million for the 13 weeks ended March 30, 2002, compared to $85.0 million for the same period in 2001. Year to date, we opened eight new stores and completed the renovation of 29 existing stores.

With our 2002 growth plan, we anticipate a net increase in store square footage of approximately 3.0%. This plan is subject to change and review as conditions warrant. Capital expenditures currently estimated for fiscal 2002 are $517 million.

Capital expenditures for fiscal year 2002 will be financed through funds generated from operations and existing bank credit facilities.

Cash flows used in financing activities for the quarter ended March 30, 2002 were $154.1 million compared to $157.1 million for the same period last year. The decrease in cash used in financing activities is primarily due to a dividend payment last year offset by an increase in short-term borrowing repayments this year. We will make a dividend payment early in the second quarter of 2002.

Adjusted EBITDA was $304.5 million for the 13 weeks ended March 30, 2002, compared to $282.0 million for the 13 weeks ended March 31, 2001. Management and industry analysts generally consider adjusted EBITDA to be a measurement of the financial performance of the Company that provides a relevant basis for comparison among companies. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as a substitute for net income as a measure of performance, or for cash flow as a measure of liquidity. Investors should note that our calculation of adjusted EBITDA might differ from similarly titled measures for other companies. The following table sets forth, for the periods indicated, a calculation of our adjusted EBITDA:

                                                   March                March
(Dollars in millions)                             30, 2002            31, 2001
                                                  --------            --------
Net (loss)/income                                 $(224.9)             $ 27.9
  Add
  Cumulative effect of change in
     accounting principle                           284.1                  --
  LIFO expense                                        0.6                 0.6
  Depreciation                                      104.7               100.0
  Amortization of intangible assets                   9.4                23.4
  Store closing provision                             3.2                 1.7
  Merger expense                                      0.0                23.4
  Interest expense                                   87.9                81.5
  Income taxes                                       39.5                23.5
                                                  -------              ------
Adjusted EBITDA                                   $ 304.5              $282.0
                                                  =======              ======

Adjusted EBITDA as a percent of
  net sales and other revenues                        8.1%                7.8%

Debt

We maintain a revolving credit facility with a syndicate of commercial banks providing $500.0 million in committed lines of credit, which expires in July 2005. As of March 30, 2002, there were no outstanding borrowings under this arrangement. During the quarter ended March 30, 2002, we had average borrowings of $18.8 million at a daily weighted average interest rate of 3.19%. This facility is utilized to provide short-term capital to meet liquidity needs as necessary.

At March 31, 2001, we had $2.4 billion in outstanding borrowings at 8.19% under a $2.5 billion 364-day term loan facility that expired in July 2001. The borrowings under this facility were used to initially fund the cash portion of the purchase price of the Hannaford acquisition in fiscal 2000. On April 19, 2001, we completed a private offering of $600 million in notes at 7.375% due 2006, $1.1 billion in notes at 8.125% due 2011 and $900 million in debentures at 9.000% due 2031, which we refer to in this report as the old securities. The Company used the proceeds of this offering to repay in full the $2.4 billion outstanding under the term loan facility. On November 16, 2001, we offered to exchange the old securities for exchange securities that are identical in all material respects to the old securities except that such exchange securities are registered under the Securities Act, are not subject to the transfer restrictions applicable to the old securities and are not subject to any covenants regarding exchange or registration rights. The exchange offer expired on December 17, 2001. $2,542,142,000 of old securities were tendered for exchange securities. $57,858,000 in old securities remain outstanding.

At March 30, 2002, we had outstanding medium-term notes of $17.0 million due from 2002 to 2006 at interest rates of 8.53% to 8.73% and outstanding other notes of $88.6 million due from 2002 to 2016 at interest rates of 5.00% to 14.15%. We also had long-term debt securities outstanding of $293.6 million, of which $149.5 million matures in 2007, at an interest rate of 7.55% and $144.1 million which matures in 2027 at an interest rate of 8.05%. The Company had mortgage notes payable of $39.2 million due from 2003 to 2016 at interest rates of 7.5% to 10.2% at March 30, 2002.

We enter into significant leasing obligations related to our store properties. Capital lease obligations outstanding at March 30, 2002 were $722.2 million compared with $628.7 million at March 31, 2001. These leases generally have terms of up to 20 years.

As set forth in the tables below, we also have periodic short-term borrowings under informal credit arrangements that are available to us at our lenders' discretion.

Informal Credit Arrangements

(Dollars in millions, except                       March 30,          March 31,
  percentage data)                                   2002               2001
                                                   ---------          ---------
Outstanding borrowings
  at the end of the first quarter                   $   --             $ 59.0
Average borrowings                                  $  6.2             $ 26.7
Maximum amount outstanding                          $ 80.0             $ 93.0
Daily weighted average interest rate                  2.84%              6.87%

Market Risk

We are exposed to changes in interest rates primarily as a result of our long-term debt requirements. Our interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. We maintain certain variable-rate debt to take advantage of lower relative interest rates currently available. We have not entered into any of our financial instruments for trading purposes.

During the fourth quarter of 2001, the Company entered into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of our debt from fixed to variable rates. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements, which mature in 2006, involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The notional amounts of interest rate swap arrangements were approximately $300 million at March 30, 2002. These agreements are accounted for as fair value hedges.

Prior to the offering of the bond securities discussed in debt above, we entered into interest rate hedge agreements to hedge against potential increases in interest rates. The notional amount of these hedge agreements was $1.75 billion. These hedge agreements were structured to hedge against the risk of increasing market interest rates based on U.S. treasury rates, with the specified rates based on the expected maturities of the related securities. These hedge agreements were settled in connection with the completion of the offering of the bond securities, resulting in a payment in the amount of an unrealized loss of approximately $214 million. As a result of the adoption of SFAS No. 133 at the beginning of fiscal 2001, the unrealized loss was recorded in Other Comprehensive Loss, net of taxes and is being amortized to interest expense over the term of the associated debt securities. The unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss at the end of first quarter 2002 of approximately $54.6 million, net of taxes.

The table set forth below provides the expected principal payments (net of related discounts or premiums) and related interest rates of our long-term debt by fiscal year of maturity as of December 29,2001.

                                                                                                              Fair
(Dollars in millions)                   2002      2003     2004      2005      2006           Thereafter      Value
                                       ------    ------    -----     -----    ------          ----------     --------
Notes, due 2006                                                               $600.0                         $  635.3
Average interest rate                                                           7.38%

Notes, due 2011                                                                                $1,100.0      $1,201.3
Average interest rate                                                                              8.13%

Debentures, due 2031                                                                           $  900.0      $1,059.5
Average interest rate                                                                              9.00%

Medium term notes                      $  1.1     $10.7                       $  5.2                         $   17.8
Average interest rate                    8.58%     8.63%                        8.71%

Debt securities (discount)             $ (0.3)   $ (0.3)   $(0.3)    $(0.3)   $ (0.3)          $  295.0      $  316.1
Average interest rate                    7.89%     7.89%    7.89%     7.89%     7.89%              7.80%

Note to Parent Co.                                                            $ 38.0                         $   38.0
Average interest rate                                                           3.69%

Mortgage payables                      $  6.0    $  6.2    $ 5.4      $3.0    $  3.2           $   16.0      $   42.5
Average interest rate                    9.60%     9.65%    9.64%     9.10%     9.09%              8.80%

Other notes                            $  9.5    $ 10.0    $ 7.9     $11.3    $ 11.4           $   41.4      $   97.8
Average interest rate                    6.88%     6.85%    6.91%     6.59%     7.00%              7.16%

Other note Payable                     $  1.6    $  1.9                                                      $    3.5
Average interest rate                   11.25%    11.25%

We do not trade in foreign markets or in commodities, nor do we have significant concentrations of credit risk. Accordingly, we do not believe that foreign exchange risk, commodity risk or credit risk pose a significant threat to our company.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 29, 2001:

                               Total          2002          2003          2004         2005           2006         Thereafter
                            ---------         ----          ----          ----         -----          ----         ----------
(Dollars in millions)
Lines of credit             $   140.0                                                   140.0
Long-term debt                3,083.3          17.9          28.5          13.0          14.0         657.5         2,352.4
Capital lease payments        1,500.2         111.8         111.6         110.8         109.9         109.3           946.8
Operating lease payments      2,881.8         234.6         230.9         225.7         220.5         213.2         1,756.9

Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS, No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board, or APB, Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Pre-acquisition Contingencies of Purchased

Enterprises. All business combinations that come within the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. SFAS No. 141 also sets forth new criteria for separability and in separability of intangible assets. The application of SFAS No. 141 resulted in the Company's identification of certain intangible assets such as assembled work force and distribution network that did not meet the separability criteria of SFAS No. 141, which were re-classified into goodwill.

On December 30, 2001, we adopted Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets" which required that we cease amortizing goodwill and other intangible assets with indefinite lives, and begin an annual assessment of potential impairment of goodwill and other intangible assets by comparing the book value of these assets to their current fair value.

The Company performed its assessment for potential impairment at each of our three operating banners, since each chain represents a separate operating segment as defined by SFAS 131 and a separate reporting unit as defined by SFAS
142. In performing its assessment, the carrying value of assets and liabilities was determined for each reporting unit and compared to the fair value of each reporting unit which was obtained from independent appraisals. If the carrying value of the reporting unit exceeded its fair value, an assessment of impairment was then necessary.

The Company's impairment assessment at its individual operating banner level resulted in a non-cash impairment charge totaling approximately $288 million before taxes ($284 million net of taxes), which is recorded as a change in accounting principle in the first quarter 2002 condensed consolidated statements of income/loss. This impairment charge relates primarily to goodwill associated with the Delhaize Group share exchange and with its acquisitions of Kash n' Karry and Hannaford. Impairment at the Kash n' Karry banner is due to a combination of factors including post-acquisition capital expenditures and operating performance. The Company has seen a heightened level of competition in the Florida area, where Kash n' Karry is concentrated. The Hannaford banner carries a significant goodwill balance due to the initial acquisition in 2000 and the allocation of goodwill to this banner related to the share exchange. The Company has experienced changes in the economic conditions within the retail sector subsequent to these events.

As a result of the adoption of SFAS 142, amortization expense of approximately $22.0 million of goodwill and other indefinite life assets was appropriately not reflected in the March 30, 2002 condensed consolidated statements of income/loss.

The following schedule reconciles the net income adjusted to exclude after-tax amortization expense in the three months ended March 31, 2001 prior to the adoption of SFAS 142:

                                        13 Weeks          13 Weeks
(in millions)                        March 30, 2002    March 31, 2001
                                     --------------    --------------
Income Before Cumulative
Effect of Change in
Accounting Principle                      $59               $28
Add: Goodwill Amortization                 --                14
                                          ---               ---
Adjusted Income Before
  Cumulative Effect of
  Change in Accounting
  Principle                               $59               $42
                                          ===               ===

The carrying amount of goodwill and trademarks at each of the Company's reporting units follows:

                                  March 30, 2002
(in millions)               Goodwill        Trademarks
                            --------        ----------
Food Lion                    $1,144            $249
Hannaford                     1,761             223
Kash n' Karry                    --              27
                             ------            ----
Total                        $2,905            $499
                             ======            ====

As of March 30, 2002, the Company's amortized intangible assets consist of favorable leasehold improvements, liquor licenses, pharmacy files, and developed software. The components of its amortized intangible assets are as follows:

                                               March 30, 2002                                March 31, 2001

                                  Gross                                            Gross
                                Carrying       Accumulated                       Carrying      Accumulated
(in millions)                     Value        Amortization          Net           Value       Amortization         Net
                                --------       ------------         ----         --------      ------------         ---
Favorable Leasehold
  Interest                         $359            $(37)            $322            $56            $(10)            $46
Other                                26              (3)              23             36              (2)             34
                                   ----            ----             ----            ---            ----             ---
Total                              $385            $(40)            $345            $92            $(12)            $80
                                   ====            ====             ====            ===            ====             ===

Estimated amortization expense (for amortized intangibles) for the remainder of 2002 and the five succeeding fiscal years follows:

(in millions)
2002(remainder)            $27.7
2003                        36.5
2004                        36.1
2005                        34.8
2006                        32.7
2007                        31.1

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for years beginning after December 15, 2001. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 was effective as of the beginning of the current fiscal year. The effect of adopting this standard did not have a significant effect on the Company's financial statements.

Recently Issued Accounting Standards

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a).     Exhibits

         10 Termination Agreement dated January 21, 2002 between Food Lion, LLC and Laura C. Kendall


(b). The Company filed a report on Form 8-K on March 21, 2002 and Amendment No. 1 to such report on April 5, 2002 in connection with the Company's dismissal of PricewaterhouseCoopers LLP as the Company's independent accountant and the selection of Deloitte & Touche LLP as the Company's new independent accountant.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                      DELHAIZE AMERICA, INC.



DATE: May 14, 2002                    BY: /s/ Carol M. Herndon
                                          --------------------------------------
                                          Carol M. Herndon
                                          Executive Vice President of
                                          Accounting and Analysis and
                                          Chief Accounting Officer

                                 Exhibit Index


Exhibit          Description
-------          -----------
10               Termination Agreement dated January 21, 2002 between Food
                 Lion, LLC and Laura C. Kendall.