Form 10-Q
period 2002-06-29
DELHAIZE AMERICA INC
filed 2002-08-13
CIK 37912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File number 0-6080

DELHAIZE AMERICA, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0660192

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 1330, 2110 Executive Drive, Salisbury, NC 28145-1330

(Address of principal executive office) (Zip Code)

(704) 633-8250

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☑     No

Outstanding shares of common stock of the Registrant as of August 13, 2002.

Class A Common Stock – 91,050,642,127
Class B Common Stock – 75,287,145

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELHAIZE AMERICA, INC.
INDEX TO FORM 10-Q
JUNE 29, 2002

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Income for the 13 weeks ended June 29, 2002 (successor), 9 weeks from April 29, 2001 to June 30, 2001 (successor) and 4 weeks from April 1, 2001 to April 28, 2001 (predecessor)	3

		Condensed Consolidated Statements of Income/(Loss) for the 26 weeks ended June 29, 2002(successor), 9 weeks from April 29, 2001 to June 30, 2001 (successor) and 17 weeks from December 30, 2000 to April 28, 2001 (predecessor)	4

		Condensed Consolidated Balance Sheets as of June 29, 2002 and December 29, 2001	5

		Condensed Consolidated Statements of Cash Flows for the 26 weeks ended June 29, 2002 (successor), 9 weeks from April 29, 2001 to June 30, 2001 (successor) and 17 weeks from December 30, 2000 to April 28, 2001 (predecessor)	6

		Notes to Condensed Consolidated Financial Statements	7-10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	19

	Item 5.	Other Information	19

	Item 6.	Exhibits and Reports on Form 8-K	19

	Signature		20

	Exhibit Index		21

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

DELHAIZE AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the 13 weeks ended June 29, 2002 and June 30, 2001
(Dollars in thousands)

		Successor Co.	Predecessor Co.
	Successor Co.	9 Week	4 Week
	13 Weeks	Period from	Period from
	Ended	April 29, 2001	April 1, 2001
	June 29, 2002	to June 30, 2001	to April 28, 2001

Net sales and other revenues	$3,753,362	$2,595,031	$1,131,902

Cost of goods sold	2,803,994	1,924,437	853,967

Selling and administrative expenses	767,561	536,562	236,004

Merger expense	—	13,721	2,610

Operating income	181,807	120,311	39,321

Interest expense, net	82,649	63,636	26,879

Income before income taxes	99,158	56,675	12,442

Provision for income taxes	38,331	27,278	6,097

Net income	$60,827	$29,397	$6,345

See notes to condensed consolidated financial statements.

DELHAIZE AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(Unaudited)
For the 26 weeks ended June 29, 2002 and June 30, 2001
(Dollars in thousands)

		Successor Co.	Predecessor Co.
	Successor Co.	9 Week	17 Week
	26 Weeks	Period from	Period from
	Ended	April 29, 2001	December 30, 2000
	June 29, 2002	to June 30, 2001	to April 28, 2001

Net sales and other revenues	$7,501,212	$2,595,031	$4,734,816

Cost of goods sold	5,586,044	1,924,437	3,556,170

Selling and administrative expenses	1,546,683	536,562	980,543

Merger expense	—	13,721	25,992

Operating income	368,485	120,311	172,111

Interest expense, net	170,569	63,636	108,362

Income before income taxes	197,916	56,675	63,749

Provision for income taxes	77,862	27,278	29,551

Income before cumulative effect of a change in accounting principle	120,054	29,397	34,198

Less cumulative effect of change in accounting principle, net of tax (See Note 7)	284,097	—	—

Net (loss) income	$(164,043)	$29,397	$34,198

See notes to condensed consolidated financial statements.

DELHAIZE AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	Successor Co.	Successor Co.
	June 29, 2002	December 29, 2001

ASSETS

Current assets:

Cash and cash equivalents	$301,853	$137,206

Receivables	131,531	198,158

Receivable from affiliate	4,273	14,718

Inventories	1,270,086	1,239,470

Income tax receivable	—	8,429

Prepaid expenses	55,401	28,250

Deferred tax assets	9,623	6,169

Total current assets	1,772,767	1,632,400

Property and equipment, net	2,963,793	3,011,279

Goodwill, net	2,905,463	3,273,385

Intangibles, net	835,680	885,455

Reinsurance recoverable	105,430	104,118

Other assets	70,222	63,361

Total assets	$8,653,355	$8,969,998

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings	$—	$140,000

Accounts payable	782,851	693,729

Dividend payable	86,802	86,093

Accrued expenses	345,387	305,364

Capital lease obligations — current	30,381	38,118

Long term debt — current	18,014	17,890

Other liabilities — current	31,218	32,534

Income taxes payable	23,673	—

Total current liabilities	1,318,326	1,313,728

Long-term debt	3,056,766	3,065,446

Capital lease obligations	694,130	675,746

Deferred income taxes	302,445	459,525

Other liabilities	251,213	265,784

Total liabilities	5,622,880	5,780,229

Shareholders’ equity:

Class A non-voting common stock	53,222	53,149

Class B voting common stock	37,645	37,645

Accumulated other comprehensive loss, net of tax	(62,172)	(64,471)

Additional paid-in capital, net of unearned compensation	2,460,887	2,452,945

Retained earnings	540,893	710,501

Total shareholders’ equity	3,030,475	3,189,769

Total liabilities and shareholders’ equity	$8,653,355	$8,969,998

See notes to condensed consolidated financial statements.

DELHAIZE AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the 26 weeks ended June 29, 2002 and June 30, 2001
(Dollars in thousands)

		Successor Co.	Predecessor Co.
	Successor Co.	9 Week	17 Week
	26 Weeks	Period from	Period from
	Ended	April 29, 2001	December 30, 2000
	June 26, 2002	to June 30, 2001	to April 28, 2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)/ income	$(164,043)	$29,397	$34,198

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Cumulative effect of change in accounting principle	284,097	—	—

Depreciation and amortization	229,595	92,440	162,259

Non-cash portion of merger expense	—	—	21,682

Non-cash portion of merger expense –parent acquisition	—	12,086	—

Amortization of debt fees/costs	1,006	348	55

Non-cash portion of debt premium/discount	583	201	430

Amortization of deferred loss on derivative	4,255	3,291	523

Debt swap	(1,604)	—	—

Loss (gain)on disposals of property and capital lease terminations	867	(2,687)	2,048

Store closing provisions/recovery	(4,111)	1,212	2,288

Deferred income taxes	3,734	(930)	(24)

Other	5,680	699	1,273

Changes in operating assets and liabilities:

Receivables	66,627	(16,201)	45,523

Net receivable from affiliate	11,154	—	—

Reinsurance recoverable	(1,312)	—	—

Income tax receivable	8,429	(8,966)	70,130

Inventories	(30,616)	(15,635)	53,504

Prepaid expenses	(27,151)	(1,641)	3,519

Other assets	327	307	(1,243)

Accounts payable	89,122	100,856	(62,844)

Accrued expenses	45,179	73,703	(49,376)

Income taxes payable	23,673	—	—

Other liabilities	(11,776)	(3,093)	(8,385)

Total adjustments	697,758	235,990	241,362

Net cash provided by operating activities	533,715	265,387	275,560

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(202,916)	(68,338)	(122,577)

Proceeds from disposal of property	7,769	1,745	4,230

Other investment activity	(1,918)	—	(816)

Net cash used in investing activities	(197,065)	(66,593)	(119,163)

CASH FLOWS FROM FINANCING ACTIVITIES

Net payments under short-term borrowings	(140,000)	(174,000)	(2,495,000)

Proceeds from issuance of long-term debt	—	—	2,600,000

Principal payments on long-term debt	(11,740)	(3,924)	(7,317)

Principal payments under capital lease obligations	(14,623)	(5,052)	(10,210)

Direct financing costs	—	—	(23,105)

Dividends paid	—	—	(28,572)

Parent common stock repurchased	(9,601)	(9,463)	—

Proceeds from issuance of Parent common stock for options	3,961	3,598	2,031

Cash used to settle derivative instruments	—	—	(214,071)

Net cash used in financing activities	(172,003)	(188,841)	(176,244)

Net increase (decrease)in cash and cash equivalents	164,647	9,953	(19,847)

Cash and cash equivalents at beginning of period	137,206	115,789	135,636

Cash and cash equivalents at end of period	$301,853	$125,742	$115,789

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1)	Basis of Presentation:

On April 25, 2001, Delhaize America, Inc. (“Delhaize America” or the “Company”) became a wholly-owned subsidiary of Etablissements Delhaize Frères et Cie “Le Lion” (Groupe Delhaize) (“Delhaize Group”) as a result of the Delhaize Group share exchange (see Note 5). This transaction was accounted for as a purchase, and in connection with this treatment, a new entity has been deemed created for financial reporting purposes. Accordingly, in these financial statements, the periods prior to the date of the Delhaize Group share exchange relate to the “predecessor company” and the periods subsequent to the date of the Delhaize Group share exchange relate to the “successor company” and have been labeled herein accordingly.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Annual Report on Form 10-K of Delhaize America, Inc. Accordingly, the reader of this Form 10-Q should refer to the Company’s Form 10-K for the year ended December 29, 2001 for further information.

The financial information presented herein has been prepared in accordance with the Company’s customary accounting practices and has not been audited. In the opinion of management, the financial information includes all adjustments necessary for a fair presentation of interim results.

2)	Supplemental Disclosure of Cash Flow Information:

Selected cash payments and non-cash activities during the period were as follows:

		Successor Co.	Predecessor Co.
	Successor Co.	9 Week Period	17 Week Period
	26 Weeks	From	From
	Ended	April 29, 2001	December 30, 2000
	June 29, 2002	to June 30, 2001	to April 28, 2001

(Dollars in thousands)

Cash payments (refunds) for income taxes	$42,223	$36,825	$(40,206)

Cash payments for interest, net of amounts capitalized	166,648	23,498	117,642

Non-cash investing and financing activities:

Capitalized lease obligations incurred for store properties and equipment	20,795	—	21,128

Capitalized lease obligations terminated for store properties and equipment	—	—	5,560

Acquisition of Hannaford — adjustment to purchase price allocation	—	7,225	3,893

Excess purchase price related to parent acquisition	—	913,969	—

LIFO fair value adjustment related to parent acquisition	—	78,027	—

Investment in WWRE	3,000	—	—

Delhaize Group Share Exchange — adjustment to purchase price allocation:

Property	44,433	—	—

Deferred income taxes	43,752	—	—

Capital lease obligations	4,475	—	—

Accrued expenses	5,156	—	—

Reclassification of deferred taxes related to intangible assets that did not meet the separability criteria of SFAS No. 141	117,895	—	—

3)	Inventories

Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 79% and 81% of inventories for June 29, 2002 and June 30, 2001, respectively. Meat, produce and deli inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method was used entirely, inventories would have been $66.8 million and $65.0 million greater as of June 29, 2002 and June 30, 2001, respectively. In connection with the final accounting for the Delhaize Group share exchange discussed in Note 5, the Company recorded an adjustment to the basis for the LIFO inventories in the amount of $78.6 million at April 25, 2001. Application of the LIFO method resulted in increases in the cost of goods sold of $2.0 million for the 26 weeks ended June 29, 2002 (successor company) and $0.8 million for the 17 weeks ended April 28, 2001 (predecessor company) and $.4 million for the nine weeks ended June 30, 2001 (successor company).

4)	Reclassification

Certain financial statement items in the prior periods have been reclassified to conform to the current period’s presentation.

5)	Acquisition

DELHAIZE GROUP SHARE EXCHANGE

On April 25, 2001, the Company and Delhaize Group consummated a share exchange whereby Delhaize Group exchanged each outstanding share of the Company’s Class A and Class B common stock not already directly or indirectly held by Delhaize Group for 0.4 Delhaize Group American Depository Shares listed on The New York Stock Exchange or, at the option of each of our shareholders, 0.4 Delhaize Group ordinary shares listed on Euronext Brussels. The Company became a wholly-owned subsidiary of Delhaize Group as a result of the Delhaize Group share exchange. Prior to this time, Delhaize Group owned approximately 44.88% of the Company’s outstanding common stock. The Delhaize Group share exchange was accounted for using the purchase method of accounting. Effective as of the April 28, 2001 fiscal period end, the Company recorded adjustments to reflect the historical basis of 44.88% owned by Delhaize Group and the fair value of the purchased net assets as the new accounting basis in the Company’s financial statements.

As consideration, Delhaize Group issued approximately 40.2 million of its ordinary shares having an aggregate value of approximately $1.9 billion for the remaining 55.12% of the Company’s stock not previously owned by Delhaize Group. Additional direct costs incurred in connection with the acquisition, primarily legal and other professional fees, in the amount of $26.4 million have been included in the purchase price allocation. Additional goodwill related to prior step acquisitions by Delhaize Group in the approximate amount of $198.1 million has also been reflected in the accompanying financial statements of the Successor Company.

During the first quarter of 2002, the Company finalized its purchase price allocation. The net purchase price was allocated as follows:

(Dollars in thousands)
Current assets	$943,206

Property and equipment	1,707,637

Goodwill	1,835,906

Identified intangible and other non-current assets	1,007,982

Current liabilities	(792,178)

Non-current liabilities	(2,597,469)

Purchase price	$2,105,084

The Company’s accounting for the share exchange transaction resulted in an allocation of the purchase price to the Company’s assets and liabilities, which are comprised of 44.88% of historical basis and 55.12% of new basis as of the transaction date.

Significant fair value step adjustments to property and equipment were primarily related to buildings and improvements of approximately $141.3 million and capital equipment of approximately $9.7 million. Increases to identified intangible and other non-current assets consisted primarily of economic lease values of approximately $310.7 million, trademarks of approximately $242.5 million, assembled workforce of approximately $52.7 million, distribution network of approximately $84.3 million partially offset by reductions in the fair value of the prescription files of approximately $11.7 million and reductions in the fair value of the pension asset of approximately $12.7 million. The primary changes in the values of non-current liabilities as a result of the share exchange were fair value adjustments to decrease long-term debt by approximately $4.5 million, increase capital lease obligations by approximately $63.3 million, increase deferred income tax liabilities by approximately $313.4 million and to reduce approximately $73.0 million of the deferred loss on settlement of a hedge arrangement.

6)	Derivative Financial Instruments

On December 31, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be recognized as assets or liabilities in the financial statements. The Company entered into interest rate hedge agreements against potential increases in interest rates prior to the offering of debt securities in April 2001, which were used to refinance short-term borrowings entered into in connection with the Company’s acquisition of Hannaford Bros. Co. (“Hannaford”). The notional amount of the hedge agreements totaled $1.75 billion. These hedge agreements were structured to hedge against the risk of increasing market interest rates based on U.S. treasury rates, with the specified rates based on the anticipated maturities of the securities that were expected to be issued. The hedge agreements were settled as planned in connection with the completion of the private offering of debt securities resulting in a payment in the amount of the unrealized loss of approximately $214 million in April 2001. Upon adoption of SFAS No. 133 at the beginning of fiscal 2001, the unrealized loss associated with these hedge agreements was recorded in other comprehensive income, net of deferred taxes, and is being amortized to interest expense over the term of the associated debt securities. The Company amortized approximately $2.6 million, net of tax, of the other comprehensive loss associated with these hedge agreements to interest expense during the period from December 30, 2001 to June 29, 2002. The unrealized loss was reduced as of the date of the Delhaize Group share exchange (see Note 5). The unrealized loss remaining at June 29, 2002 totaled approximately $53.2 million, net of deferred taxes.

During the fourth quarter of 2001, the Company entered into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from fixed to variable rates. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements, which mature in 2006, involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. Interest expense was reduced by $4.6 million during the second quarter in connection with these agreements. The notional amounts of interest rate swap arrangements were approximately $300 million at June 29, 2002. These agreements are accounted for as fair value hedges. These agreements met the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133. The fair value of the Company’s debt has been increased by $2.6 million at June 29, 2002 in connection with these agreements.

7)	Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS, No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board, or APB, Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Pre-acquisition Contingencies of Purchased Enterprises.” All business combinations that come within the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. SFAS No. 141 also sets forth new criteria for separability and in-separability of intangible assets. The application of SFAS No. 141 resulted in the Company’s identification of certain intangible assets such as assembled work force and distribution network that did not meet the separability criteria of SFAS No. 141, which were re-classified into goodwill.

On December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which required that we cease amortizing goodwill and other intangible assets with indefinite lives, and begin an annual assessment of potential impairment of goodwill and other intangible assets by comparing the book value of these assets to their current fair value.

The Company performed its assessment for potential impairment at each of our three operating banners, since each chain represents a separate operating segment as defined by SFAS No. 131 and a separate reporting unit as defined by SFAS No. 142. In performing its assessment, the carrying value of assets and liabilities was determined for each reporting unit and compared to the fair value of each reporting unit, which was obtained from independent appraisals. If the carrying value of the reporting unit exceeded its fair value, an assessment of impairment was then necessary.

The Company’s impairment assessment at its individual operating banners resulted in a non-cash impairment charge totaling approximately $288 million before taxes ($284 million net of taxes), which was recorded as a change in accounting principle in the first quarter 2002 condensed consolidated statements of income/(loss). This impairment charge relates primarily to goodwill associated with the Delhaize Group share exchange and with the Company’s acquisitions of Kash n’ Karry and Hannaford. Impairment at the Kash n’ Karry banner is due to a combination of factors including post-acquisition capital expenditures and operating performance. The Company has seen a heightened level of competition in the Florida area, where Kash n’ Karry is concentrated. The Hannaford banner carries a significant goodwill balance due to the initial acquisition in 2000 and the allocation of goodwill to this banner related to the share exchange. The Company has experienced changes in economic conditions within the retail sector subsequent to these events.

As a result of the adoption of SFAS No. 142, amortization expense of approximately $22 million and $44 million of goodwill and other indefinite life assets was appropriately not reflected in the current quarter and for the 26 weeks ended June 29, 2002, respectively.

The following schedule reconciles the Income before cumulative effect of change in accounting principle adjusted to exclude after-tax amortization expense in the three months and six months ended June 30, 2001 prior to the adoption of SFAS No.142:

(Dollars in millions)	13 Weeks	26 Weeks	13 Weeks	26 Weeks
	Ended	Ended	Ended	Ended
	June 29, 2002	June 29, 2002	June 30, 2001	June 30,2001

Income Before Cumulative Effect of Change in Accounting Principle	$61	$120	$36	$64

Add: Goodwill Amortization	—	—	$14	$27

Adjusted Income Before Cumulative Effect of Change in Accounting Principle	$61	$120	$50	$91

The carrying amount of goodwill and trademarks at each of the Company’s reporting units follows:

	June 29, 2002

(Dollars in millions)	Goodwill	Trademarks

Food Lion	$1,144	$249

Hannaford	1,761	223

Kash n’ Karry	—	27

Total	$2,905	$499

As of June 29, 2002 and June 30, 2001, the Company’s amortized intangible assets consist of favorable leasehold improvements, liquor licenses, pharmacy files, and developed software. The components of its amortized intangible assets are as follows:

		June 29, 2002			June 30, 2001

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Value	Amortization	Net	Value	Amortization	Net

Favorable Leasehold Interest	$360	$(46)	$314	$440	$(14)	$426

Other	26	(4)	22	37	(2)	35

Total	$386	$(50)	$336	$477	$(16)	$461

         Estimated amortization expense (for amortized intangibles) for the remainder of 2002 and the five succeeding fiscal years follows:

(Dollars in millions)
2002(remainder)	$18.1

2003	36.5

2004	36.1

2005	34.8

2006	32.7

2007	31.1

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for financial statements issued for years beginning after December 15, 2001. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and to develop a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 was effective as of the beginning of the current fiscal year. The effect of adopting this standard did not have a significant effect on the Company’s financial statements.

8)	Recently Issued Accounting Standards

In June 2001, the FASB also issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and applies to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long- lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing the potential effect of SFAS No. 143 on its financial statements.

On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 rescinds both SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt” and the amendment to SFAS No. 4, SFAS No. 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 eliminates the requirement set forth in both SFAS No. 4 and SFAS No. 64 that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying these types of gains and losses as extraordinary items so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In addition, SFAS No. 145 amends paragraph 14(a) of SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Specifically, SFAS No. 145 requires that a lease modification:

•	results in recognition of the gain or loss in the financial statements;

•	is subject to FASB Statement No. 66, “Accounting for Sales of Real Estate,” if the leased asset is real estate, including integral equipment; and

•	is subject in its entirety to the sale-leaseback rules of SFAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases.”

Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. We have not yet evaluated the effect of SFAS No. 145 on our financial statements.

On July 29, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of the Emerging Issues Task Force, or EITF, in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledged that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We have not yet evaluated the effect of SFAS No. 146 on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (13 weeks and 26 weeks ended June 29, 2002 compared to the 13 and 26 weeks ended June 30, 2001).

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Company’s Annual Report on Form 10-K. Accordingly, the reader of this Form 10-Q should refer to the Company’s Form 10-K for the year ended December 29, 2001 for further information. Reclassifications have been made for all current and historical information presented herein from that contained in the Company’s prior annual reports to shareholders and SEC filings on forms 10-Q, 10-K and 8-K.

On April 25, 2001, Delhaize America, Inc. became a wholly-owned subsidiary of Delhaize Group as a result of the Delhaize Group share exchange. This transaction was accounted for as a purchase and in connection with this treatment, a new entity has been deemed created for financial reporting purposes. Accordingly, in the financial statements, the periods prior to the date of the Delhaize Group share exchange relate to the “predecessor company” and the periods subsequent to the date of the Delhaize Group share exchange relate to the “successor company” and have been labeled accordingly. The results of the predecessor company and the successor company have been combined for the 13 and 26 weeks ended June 30, 2001, since separate results and discussions of the predecessor company and the successor company are not meaningful in comparison to the related periods of the current year.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position and we apply those accounting policies in a consistent manner. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants, lawyers and actuaries to assist in our evaluation. The reader should refer to Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the Fiscal year ended December 29, 2001 for further information regarding significant accounting policies.

RESULTS OF OPERATIONS

The following tables set forth the unaudited condensed consolidated statements of income/(loss) for the 13 and 26 weeks ended June 29, 2002 and for the 13 and 26 weeks ended June 30, 2001 (predecessor and successor companies combined) for informational purposes.

	13 Weeks	13 Weeks
	Ended	Ended
	June 29, 2002	June 30, 2001

Net sales and other revenues	$3,753,362	$3,726,933

Cost of goods sold	2,803,994	2,778,404

Selling and administrative expenses	767,561	772,566

Merger expense	—	16,331

Operating income	181,807	159,632

Interest expense, net	82,649	90,515

Income before income taxes	99,158	69,117

Provision for income taxes	38,331	33,375

Net income	$60,827	$35,742

	26 Weeks	26 Weeks
	Ended	Ended
	June 29, 2002	June 30, 2001

Net sales and other revenues	$7,501,212	$7,329,847

Cost of goods sold	5,586,044	5,480,607

Selling and administrative expenses	1,546,683	1,517,105

Merger expense	—	39,713

Operating income	368,485	292,422

Interest expense, net	170,569	171,998

Income before income taxes	197,916	120,424

Provision for income taxes	77,862	56,829

Income before cumulative effect of a change in accounting principle	120,054	63,595

Less Cumulative effect of change in accounting principle, net of tax	284,097	—

Net (loss) / income	$(164,043)	$63,595

The following tables set forth, the percentage, which the listed captions bear to net sales and other revenues for the periods indicated:

	13 Weeks	13 Weeks
	Ended	Ended
	June 29, 2002	June 30, 2001
	%	%

Net sales and other revenues	100.00	100.00

Cost of goods sold	74.71	74.55

Selling and administrative expenses	20.45	20.73

Merger expense	0.00	0.44

Operating income	4.84	4.28

Interest expense, net	2.20	2.43

Income before income taxes	2.64	1.85

Provision for income taxes	1.02	0.89

Net income	1.62	0.96

	26 Weeks	26 Weeks
	Ended	Ended
	June 29, 2002	June 30, 2001
	%	%

Net sales and other revenues	100.00	100.00

Cost of goods sold	74.47	74.77

Selling and administrative expenses	20.62	20.70

Merger expense	0.00	0.54

Operating income	4.91	3.99

Interest expense, net	2.27	2.35

Income before income taxes	2.64	1.64

Provision for income taxes	1.04	0.77

Income before cumulative effect of a change in accounting principle	1.60	0.87

Less Cumulative effect of change in accounting principle, net of tax	3.79	0.00

Net (loss) / income	(2.19)	0.87

Sales

We record revenues primarily from the sales of products in over 1,450 retail stores. Net sales and other revenues for the second quarter 2002 and for the 26 weeks ended June 29, 2002 were $3.8 billion and $7.5 billion, respectively, resulting in increases of 0.7% and 2.3% over the corresponding periods of 2001. Comparable store sales decreased 1.2% during the second quarter and increased 0.1% for the 26 weeks ended June 29, 2002. Sales performance during the second quarter 2002 was negatively impacted by the timing of the Easter holiday, which fell in the first quarter this year versus the second quarter last year. Excluding the negative impact of Easter in the second quarter of 2002, comparable store sales decreased 0.3%. Sales performance during 2002 has been negatively impacted by soft economic conditions in the company’s major operating areas. Most of our stores are located in the Southeast region of the United States, a region that until recently reported lower than national levels of unemployment. Currently, the Southeast region is experiencing unemployment levels that are consistent with the national average of 6.0%.

In addition, we continue to see an increase in competitive activity as all retailers battle for the shrinking consumer dollar. During the first six months of 2002, we have experienced 38 net competitive openings in our operating area — increasing the amount of grocery square footage available to consumers. Most major supermarket retailers have engaged in unplanned promotional activity that offers deep discounts and value on selected items for short periods of time. We have elected to maintain our commitment to consistent low price leadership and planned promotional activity, avoiding high cost initiatives that provide only short-term sales lifts. A constant and growing customer base at all of our banners confirms this commitment. In the short-term, customers may take advantage of special offerings on selected items by other retailers, however they are still shopping in our stores, recognizing the total basket value every day.

As of June 29, 2002, we operated 1,472 stores, which consisted of 1,220 stores operating under the Food Lion banner, 115 stores operating under the Hannaford and Shop n’ Save banners and 137 stores operating under the Kash n’ Karry banner. During the second quarter we opened thirteen new stores, all of which were Food Lion stores. In addition, we also remodeled 35 stores in the second quarter, of which 32 were Food Lion stores and three were Kash n’ Karry stores. During the quarter we relocated three Food Lion stores and closed one Food Lion and one Kash n’ Karry store.

Gross profit during the second quarter of 2002 and for the 26 weeks ended June 29, 2002 was 25.29% of sales and 25.53% of sales, respectively, compared to 25.45% and 25.23% for the same periods of 2001.

Gross profit is in line with the prior year, emphasizing the commitment to low price leadership and value noted above. Despite lower than expected sales volume we continue to post strong gross profit performance as a result of improved product mix, the implementation of zone pricing and improved private label program execution. Gross profit was negatively impacted during the quarter by an increase in product shrink resulting from lower than expected sales volumes. The change in basis of accounting related to the Delhaize Group share exchange discussed above (see Financial Note 5) had no material impact on the reported gross profits.

We have provided for a $1.4 million and $2.0 million LIFO provision during the second quarter of 2002 and for the 26 weeks ended June 29, 2002, respectively, compared with a LIFO provision of $0.6 million and $1.2 million for the same periods last year.

Selling and administrative expenses during the second quarter of 2002 were $767.6 million (including $115.5 in depreciation and amortization) or 20.45% of sales compared to $773.0 million (including $131.2 in depreciation and amortization) or 20.73% of sales for the second quarter of the prior year. For the 26 weeks ended June 29, 2002, selling and administrative expenses were $1,547.0 million (including $229.6 in depreciation and amortization) or 20.62% of sales compared to $1,517.0 million (including $254.7 in depreciation and amortization) or 20.70% of sales for the corresponding period in the prior year. Excluding depreciation and amortization, selling and administrative expenses as a percentage of sales were 17.37% for the second quarter, 2002 and 17.56% for the 26 weeks ended June 29, 2002 compared to 17.21% and 17.22% for the corresponding periods of the prior year. Excluding depreciation and amortization, the increase in selling and administrative expenses in the second quarter compared to last year is attributable primarily to increased store labor costs to support improved customer service at all banners. We believe that we continue to demonstrate rigor in cost control, even in an environment of soft sales, constantly adjusting as appropriate to sales fluctuations, and managing related variable costs. During the quarter selling and administrative expenses included a credit related to the reversal of a previously established store closing reserve. During 2000 we closed a store previously operated by the Hannaford banner as part of the merger related divestitures. At that time, we established the required store closing reserves. The Company recently made the decision to re-open the store under the Food Lion banner, and appropriately reversed these store closing reserves. The change in basis of accounting related to the Delhaize Group share exchange discussed above (see Financial Note 5) primarily impacted depreciation/amortization expense and interest expense (as discussed below). Selling and administrative expenses excluding depreciation and amortization were not materially impacted and are therefore comparable year over year.

Depreciation and amortization expense during the second quarter of 2002 was $115.5 million or 3.08% of sales compared to $131.2 million or 3.52% of sales for the second quarter of the prior year. For the 26 weeks ended June 29, 2002, depreciation and amortization expense was $229.6 million or 3.06% of sales compared to $254.7 million or 3.47% of sales for the corresponding period in the prior year. During the quarter ended March 30, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective December 30, 2001. As a result, we no longer amortize goodwill and intangible assets with indefinite lives. Under SFAS No. 142 the Company is required to annually assess goodwill and other intangible assets with indefinite lives by comparing the book value of these assets to their current fair value. The Company’s transitional impairment analysis (required upon adoption of the standard) resulted in an impairment charge totaling $288 million before tax ($284 million after tax) which was recorded in the first quarter of 2002 as a change in accounting principle on the Company’s Statement of Income/Loss (See Financial Note 7). Depreciation and amortization was further impacted by the revaluation performed in conjunction with the Delhaize Group share exchange (see Financial Note 5). Excluding the impact of the discontinuance of goodwill and indefinite lived intangibles amortization and the effects of additional depreciation and amortization resulting from the valuation process, depreciation and amortization would have been approximately 3.26% of sales (or approximately $122 million) during the second quarter of 2002 and 3.25% (or $243.7 million) for the 26 weeks ended June 29, 2002.

Interest expense during the second quarter of 2002 was $82.6 million or 2.20% of sales compared to $90.5 million or 2.43% of sales for the second quarter of the prior year. For the 26 weeks ended June 29, 2002, interest expense was $170.6 million or 2.27% of sales compared to $172.0 million or 2.35% of sales for the corresponding period in the prior year. Interest expense was lower this year primarily due to lower short-term borrowings and the interest reduction as a result of the interest rate swap agreements (See Financial Note 6). Interest expense was further impacted by the purchase price allocation performed in conjunction with the Delhaize Group share exchange (see Financial Note 5). Excluding the impact of the share exchange interest expense would have been approximately 2.41% of sales (or approximately $90.4 million) during the second quarter of 2002 and 2.41% (or $180.7 million) for the 26 weeks ended June 29, 2002.

Store Closings

The following table summarizes the number of stores closed and planned to be closed as of June 29, 2002.

		Planned
	Closed	Closings	Total

As of March 30, 2002	181	8	189

Store Closings added	—	3	3

Planned closings completed	7	(7)	—

Stores sold/lease terminated	(7)	—	(7)

As of June 29, 2002	181	4	185

The following table reflects closed store liabilities as of June 29, 2002, and activity during the quarter, including additions to closed store liabilities charged to and adjustments to liabilities based on changes in facts and circumstances and payments made.

June 29,
(Dollars in millions)	2002

Balance at beginning of quarter	$161.2

Additions charged to earnings:

Store Closings — lease obligations	1.6

Store Closings — other exit cost	0.4

Adjustment to Prior Year — lease	(9.8)

Adjustment to Prior Year — other	(2.2)

Total charged to earnings	(10.0)

Reductions:

Lease payments	(4.0)

Payments for other exit costs	(0.6)

Total reductions	(4.6)

Balance at end of quarter	$146.6

The June 29, 2002 balance of approximately $146.6 million consisted of lease liabilities and exit cost liabilities of $126.0 million and $20.6 million, respectively. The Company recognized income of approximately $6.6 million in the second quarter related to a closed store location owned by Hannaford. The decision was made during the quarter to re-open this store as a Food Lion store (see discussion in selling and administrative expenses).

We provided for closed store liabilities in the quarter ended June 29, 2002 to reflect the estimated post-closing lease liabilities and other exit costs associated with the related store closing commitments. These other exit costs include estimated real estate taxes, common area maintenance fees, insurance and utility costs to be incurred after the store closes. Store closings are generally completed within one year after the decision to close. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to 20 years. Adjustments to closed store liabilities and other exit costs primarily relate to changes in actual exit costs from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. We use a discount rate based on the current treasury note rates to calculate the present value of the remaining rent payments on closed stores.

The revenues and operating results for stores closed are not material to our revenues and operating results for the quarter or year to date. Future cash obligations for closed store liabilities are related principally to the remaining non-cancelable lease payments less sublease payments to be received.

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

Liquidity and Capital Resources

We fund our operations and expenditures from cash generated from our operations and borrowings. At June 29, 2002, we had cash and cash equivalents of $301.9 million. Historically we have generated positive cash flow from operations. Cash provided by operating activities totaled $533.7 million for the 26 weeks ended June 29, 2002, compared with $540.9 million for the corresponding period last year. The decrease was primarily due to an increase in inventories, a smaller decrease in income tax receivable than experienced in the prior year and an increase in prepaid expenses resulting from the prepayment of self-insurance expense. These decreases to cash flow from operating activities were offset by increases in accounts payable, accrued expenses and a decrease in accounts receivable.

Cash used in investing activities increased to $197.1 million for the 26 weeks ended June 29, 2002, compared with $185.8 million for the corresponding period last year primarily due to capital expenditures of $204.2 million for the 26 weeks ended June 29, 2002, compared to $190.9 million for the corresponding period in 2001. For the 26 weeks ended June 29, 2002, we have opened 21 new stores and completed the renovation of 64 existing stores.

With our fiscal 2002 growth plan, we anticipate a net increase in store square footage of approximately 3.0%. This plan is subject to change and review as conditions warrant. Capital expenditures currently estimated for fiscal 2002 are $510 million.

Capital expenditures for fiscal 2002 will be financed through funds generated from operations and existing bank credit facilities, if necessary.

Cash used in financing activities for the quarter ended June 30, 2002 were $172.0 million compared to $365.1 million for the same period last year. The decrease in cash used in financing activities was primarily the result of a cash settlement on April 19, 2001 for the hedge contracts related to the $2.6 billion bond offering used as long-term financing for the Hannaford acquisition. In addition, last year the Company made a dividend payment during the second quarter while this year, the Company will make a dividend payment in third quarter.

Adjusted EBITDA was $596.0 million for the 26 weeks ended June 29, 2002, compared to $591.5 million for the 26 weeks ended June 30, 2001. Management and industry analysts generally consider adjusted EBITDA to be a measurement of the financial performance of the Company that provides a relevant basis for comparison among companies. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as a substitute for net income as a measure of performance, or for cash flow as a measure of liquidity. Investors should note that our calculation of adjusted EBITDA might differ from similarly titled measures for other companies. The following table sets forth, for the periods indicated, a calculation of our adjusted EBITDA:

	26 Weeks Ended

(Dollars in millions)	June 29, 2002	June 30, 2001

Net (loss)/income	$(164.0)	$63.6

Add Cumulative effect of change in accounting principle	284.1	—

LIFO expense	2.0	1.2

Depreciation	210.6	202.0

Amortization of intangible assets	19.0	52.7

Store closing provision/recoveries	(4.1)	3.5

Merger expense	0.0	39.7

Interest expense, net	170.6	172.0

Income taxes	77.8	56.8

Adjusted EBITDA	$596.0	$591.5

Adjusted EBITDA as a percent of net sales and other revenues	8.0%	8.1%

Debt

We maintain a revolving credit facility with a syndicate of commercial banks providing $500.0 million in committed lines of credit, which expires in July 2005. As of June 29, 2002, there were no outstanding borrowings under this arrangement. During the quarter ended June 29, 2002, we made no borrowings under this credit facility. There were borrowings of $25.0 million outstanding at June 30, 2001. This facility is utilized to provide short-term capital to meet our liquidity needs as necessary.

At March 31, 2001, we had $2.4 billion in outstanding borrowings at 8.19% under a $2.5 billion 364-day term loan facility that expired in July 2001. The borrowings under this facility were used to initially fund the cash portion of the purchase price of the Hannaford acquisition in fiscal 2000. On April 19, 2001, we completed a private offering of $600 million of 7.375% notes due 2006, $1.1 billion of 8.125% notes due 2011 and $900 million in 9.000% debentures due 2031, which we refer to in this report as the old securities. The Company used the proceeds of this offering to repay in full the $2.4 billion outstanding under the term loan facility. On November 16, 2001, we offered to exchange the old securities for exchange securities that are identical in all material respects to the old securities except that such exchange securities are registered under the Securities Act, are not subject to the transfer restrictions applicable to the old securities and are not subject to any covenants regarding exchange or registration rights. The exchange offer expired on December 17, 2001. $2,542,142,000 of old securities were tendered for exchange securities. $57,858,000 in old securities remain outstanding.

At June 29, 2002, we had outstanding medium-term notes of $16.9 million due from 2002 to 2006 at interest rates of 8.53% to 8.73% and outstanding other notes of $85.1 million due from 2002 to 2016 at interest rates of 6.16% to 14.15%. We also had long-term debt securities outstanding of $293.7 million, of which $149.5 million matures in 2007, at an interest rate of 7.55% and $144.2 million, which matures in 2027 at an interest rate of 8.05%. The Company had mortgage notes payable of $38.5 million due from 2003 to 2016 at interest rates of 7.5% to 10.2% at June 29, 2002.

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

As mentioned above, during the fourth quarter of 2001, the Company entered into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from fixed to variable rates. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements, which mature in 2006, involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. Interest expense was reduced by $4.6 million during the second quarter in connection with these agreements. The notional amounts of interest rate swap arrangements were approximately $300 million at June 29, 2002. These agreements are accounted for as fair value hedges. These agreements are accounted for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133. The fair value of the Company’s debt has been increased by $2.6 million at June 29, 2002 in connection with these agreements.

We enter into significant leasing obligations related to our store properties. Capital lease obligations outstanding at June 29, 2002 were $724.5 million compared with $631.4 million at June 30, 2001. These leases generally have terms of up to 20 years.

As set forth in the tables below, we also have periodic short-term borrowings under informal credit arrangements that are available to us at our lenders’ discretion.

Informal Credit Arrangements

(Dollars in millions)	June 29, 2002	June 30, 2001

Outstanding borrowings at the end of the second quarter	$—	$46.0

Average borrowings	$3.6	$34.8

Maximum amount outstanding	$80.0	$95.0

Daily weighted average interest rate	2.84%	6.10%

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

As mentioned above during the fourth quarter of 2001, the Company entered into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of our debt from fixed to variable rates. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements, which mature in 2006, involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. Interest expense was reduced by $4.6 million during the second quarter in connection with such agreements. The notional amounts of interest rate swap arrangements were approximately $300 million at June 29, 2002. These agreements are accounted for as fair value hedges. These agreements are accounted for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133. The fair value of the Company’s debt has been increased $2.6 million at June 29, 2002 in connection with these agreements.

Prior to the offering of the old securities discussed in Debt above, we entered into interest rate hedge agreements to hedge against potential increases in interest rates. The notional amount of these hedge agreements was $1.75 billion. These hedge agreements were structured to hedge against the risk of increasing market interest rates based on U.S. treasury rates, with the specified rates based on the expected maturities of the related securities. These hedge agreements were settled in connection with the completion of the offering of the old securities, resulting in a payment in the amount of an unrealized loss of approximately $214 million. As a result of the adoption of SFAS No. 133 at the beginning of fiscal 2001, the unrealized loss was recorded in Other Comprehensive Loss, net of taxes and is being amortized to interest expense over the term of the associated debt securities. The unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss at the end of second quarter 2002 was approximately $53.2 million, net of taxes.

The table set forth below provides the expected principal payments (net of related discounts or premiums) and related interest rates of our long-term debt by fiscal year of maturity as of December 29, 2001.

							Fair
(Dollars in millions)	2002	2003	2004	2005	2006	Thereafter	Value

Notes, due 2006					$600.0		$635.3

Average interest rate					7.38%

Notes, due 2011						$1,100.0	$1,201.3

Average interest rate						8.13%

Debentures, due 2031						$900.0	$1,059.5

Average interest rate						9.00%

Medium term notes	$1.1	$10.7			$5.2		$17.8

Average interest rate	8.58%	8.63%			8.71%

Debt securities (discount)	$(0.3)	$(0.3)	$(0.3)	$(0.3)	$(0.3)	$295.0	$316.1

Average interest rate	7.89%	7.89%	7.89%	7.89%	7.89%	7.80%

Note to Parent Co.					$38.0		$38.0

Average interest rate					3.69%

Mortgage payables	$6.0	$6.2	$5.4	$3.0	$3.2	$16.0	$42.5

Average interest rate	9.60%	9.65%	9.64%	9.10%	9.09%	8.80%

Other notes	$9.5	$10.0	$7.9	$11.3	$11.4	$41.4	$97.8

Average interest rate	6.88%	6.85%	6.91%	6.59%	7.00%	7.16%

Other note Payable	$1.6	$1.9					$3.5

Average interest rate	11.25%	11.25%

We do not trade in foreign markets or in commodities, nor do we have significant concentrations of credit risk. Accordingly, we do not believe that foreign exchange risk, commodity risk or credit risk pose a significant threat to our company.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 29, 2001. Note that the $140 million in “Lines of Credit” was paid down subsequent to December 29, 2001:

	Total	2002	2003	2004	2005	2006	Thereafter

(Dollars in millions) Lines of credit	$140.0				140.0

Long-term debt	3,083.3	17.9	28.5	13.0	14.0	657.5	2,352.4

Capital lease payments	1,500.2	111.8	111.6	110.8	109.9	109.3	946.8

Operating lease payments	2,881.8	234.6	230.9	225.7	220.5	213.2	1,756.9

Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS, No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board, or APB, Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Pre-acquisition Contingencies of Purchased Enterprises.” All business combinations that come within the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. SFAS No. 141 also sets forth new criteria for separability and in separability of intangible assets. The application of SFAS No. 141 resulted in the Company’s identification of certain intangible assets such as assembled work force and distribution network that did not meet the separability criteria of SFAS No. 141, which were re-classified into goodwill.

On December 30, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which required that we cease amortizing goodwill and other intangible assets with indefinite lives, and begin an annual assessment of potential impairment of goodwill and other intangible assets by comparing the book value of these assets to their current fair value.

The Company performed its assessment for potential impairment at each of our three operating banners, since each chain represents a separate operating segment as defined by SFAS 131 and a separate reporting unit as defined by SFAS 142. In performing its assessment, the carrying value of assets and liabilities was determined for each reporting unit and compared to the fair value of each reporting unit, which was obtained from independent appraisals. If the carrying value of the reporting unit exceeded its fair value, an assessment of impairment was then necessary.

The Company’s impairment assessment at its individual operating banners resulted in a non-cash impairment charge totaling approximately $288 million before taxes ($284 million net of taxes), which was recorded as a change in accounting principle in the first quarter 2002 condensed consolidated statements of income/(loss). This impairment charge relates primarily to goodwill associated with the Delhaize Group share exchange and with the Company’s acquisitions of Kash n’ Karry and Hannaford. Impairment at the Kash n’ Karry banner is due to a combination of factors including post-acquisition capital expenditures and operating performance. The Company has seen a heightened level of competition in the Florida area, where Kash n’ Karry is concentrated. The Hannaford banner carries a significant goodwill balance due to the initial acquisition in 2000 and the allocation of goodwill to this banner related to the share exchange. The Company has experienced changes in the economic conditions subsequent to these events.

As a result of the adoption of SFAS 142, amortization expense of approximately $22 and $44 million of goodwill and other indefinite life assets was appropriately not reflected in the second quarter and for the 26 weeks ended June 29, 2002, respectively.

The following schedule reconciles the Income before cumulative effect of change in accounting principle adjusted to exclude after-tax amortization expense in the three months and six months ended June 30, 2001 prior to the adoption of SFAS 142:

	13 Weeks	26 Weeks	13 Weeks	26 Weeks
	Ended	Ended	Ended	Ended
(Dollars in millions)	June 29, 2002	June 29, 2002	June 30, 2001	June 30, 2001

Income Before Cumulative Effect of Change in Accounting Principle	$61	$120	$36	$64

Add: Goodwill Amortization	—	—	$14	$27

Adjusted Income Before Cumulative Effect of Change in Accounting Principle	$61	$120	$50	$91

The carrying amount of goodwill and trademarks at each of the Company’s reporting units follows:

	June 29, 2002

(Dollars in millions)	Goodwill	Trademarks

Food Lion	$1,144	$249

Hannaford	1,761	223

Kash n’ Karry	—	27

Total	$2,905	$499

As of June 29, 2002 and June 30, 2001, the Company’s amortized intangible assets consist of favorable leasehold improvements, liquor licenses, pharmacy files, and developed software. The components of its amortized intangible assets are as follows:

		June 29, 2002			June 30, 2001
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Value	Amortization	Net	Value	Amortization	Net

Favorable Leasehold Interest	$360	$(46)	$314	$440	$(14)	$426

Other	26	(4)	22	37	(2)	35

Total	$386	$(50)	$336	$477	$(16)	$461

Estimated amortization expense (for amortized intangibles) for the remainder of 2002 and the five succeeding fiscal years follows:

(Dollars in millions)
2002(remainder)	$18.1

2003	36.5

2004	36.1

2005	34.8

2006	32.7

2007	31.1

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for financial statements issued for years beginning after December 15, 2001. The objective of SFAS 144 is to address significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and to develop a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 was effective as of the beginning of the current fiscal year. The effect of adopting this standard did not have a significant effect on the Company’s financial statements.

Recently Issued Accounting Standards

In June 2001, the FASB also issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and applies to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long- lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing the potential effect of SFAS No. 143 on its financial statements.

On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 rescinds both SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt” and the amendment to SFAS No. 4, SFAS No. 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 eliminates the requirement set forth in both SFAS No. 4 and SFAS No. 64 that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying these types of gains and losses as extraordinary items so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In addition, SFAS No. 145 amends paragraph 14(a) of SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Specifically, SFAS No. 145 requires that a lease modification:

•	results in recognition of the gain or loss in the financial statements;

•	is subject to FASB Statement No. 66, “Accounting for Sales of Real Estate,” if the leased asset is real estate, including integral equipment; and

•	is subject in its entirety to the sale-leaseback rules of SFAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases.”

Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. We have not yet evaluated the effect of SFAS No. 145 on our financial statements.

On July 29, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of the Emerging Issues Task Force, or EITF, in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledged that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We have not yet evaluated the effect of SFAS No. 146 on our financial statements.

Other

All statements in this report, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company’s business, future capital expenditures and the Company’s business strategy, are “forward-looking statements” within the meaning of the Securities Litigation Reform Act. In reviewing such information, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company, including filings with the Securities and Exchange Commission of Forms 10-Q, 10-K and 8-K.

Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy or in the Company’s primary markets, changes in consumer spending, competitive factors, the nature and extent of continued consolidation in the industry, changes in the rate of inflation and interest costs on borrowed funds, changes in state or federal legislation or regulation, changes in the availability and cost of labor, adverse determinations with respect to litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, the ability to integrate and achieve operating improvements at Hannaford as well as other companies Delhaize America, Inc. acquires, and stability of product costs — supply or quality control problems with the Company’s vendors detailed from time-to-time in the Company’s filings with the Securities and Exchange Commission.

The Company does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The information set forth under the heading “Market Risk” under Item 2 of Part I of this Form 10-Q is hereby incorporated herein by reference.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

                  None.

Item 5.   Other Information

                  None.

Item 6.   Exhibits and Reports on Form 8-K

(a).      Exhibits

4.1 Delhaize America, Inc. 2000 Stock Incentive Plan, as amended and restated effective May 23, 2002

4.2 Delhaize America, Inc. 2002 Restricted Stock Unit Plan

99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b).      Reports on Form 8-K

The Company filed a report on Form 8-K on March 21, 2002 and Amendment No. 1 to such report on April 5, 2002 in connection with the Company’s dismissal of PricewaterhouseCoopers LLP as the Company’s independent accountant and the selection of Deloitte & Touche LLP as the Company’s new independent accountant.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DELHAIZE AMERICA, INC.

DATE: August 13, 2002	BY:	/s/ Carol M. Herndon Carol M. Herndon Executive Vice President of Accounting and Analysis and Chief Accounting Officer

Exhibit Index

Exhibit	Description

4.1	Delhaize America, Inc. 2000 Stock Incentive Plan, as amended and restated effective May 23, 2002

4.2	Delhaize America, Inc. 2002 Restricted Stock Unit Plan

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002