Form 10-Q
period 2002-09-28
DELHAIZE AMERICA INC
filed 2002-11-12
CIK 37912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes [X]     No [ ]

Outstanding shares of common stock of the Registrant as of November 11, 2002.

Class A Common Stock – 91,050,642,127
Class B Common Stock – 75,287,145

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELHAIZE AMERICA, INC.
INDEX TO FORM 10-Q
SEPTEMBER 28, 2002

			Page

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Income for the 13 weeks ended September 28, 2002 (successor) and September 29, 2001 (successor)	3

		Condensed Consolidated Statements of Income/(Loss) for the 39 weeks ended September 28, 2002 (successor), 22 weeks from April 29, 2001 to September 29, 2001 (successor) and 17 weeks from December 30, 2000 to April 28, 2001 (predecessor)	4

		Condensed Consolidated Balance Sheets as of September 28, 2002 (successor) and December 29, 2001 (successor)	5

		Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 28, 2002 (successor), 22 weeks from April 29, 2001 to September 29, 2001 (successor) and 17 weeks from December 30, 2000 to April 28, 2001 (predecessor)	6

		Notes to Condensed Consolidated Financial Statements	7-10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	20

	Item 5.	Other Information	20

	Item 6.	Exhibits and Reports on Form 8-K	20

Signature			21

Certification			22

Certification			23

Exhibit Index			24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELHAIZE AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the 13 weeks ended September 28, 2002 and September 29, 2001
(Dollars in thousands)

	13 Weeks	13 Weeks
	Successor Co.	Successor Co.
	Ended	Ended
	Sept. 28, 2002	Sept. 29, 2001

Net sales and other revenues	$3,816,198	$3,822,390
Cost of goods sold	2,856,531	2,851,378
Selling and administrative expenses	790,185	791,708

Operating income	169,482	179,304
Interest expense, net	83,601	87,902
Net gain from extinguishment of debt	882	—
Net other loss from extinguishment of debt	(260)	—

Income before income taxes	86,503	91,402
Provision for income taxes	34,445	45,508

Net income	$52,058	$45,894

See notes to condensed unaudited consolidated financial statements.

DELHAIZE AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(Unaudited)
For the 39 weeks ended September 28, 2002 and September 29, 2001
(Dollars in thousands)

	39 Weeks	22 Weeks	17 Weeks
	Successor Co.	Successor Co.	Predecessor Co.
	Ended	Period from	Period from
		April 29, 2001	Dec. 30, 2000
	Sept. 28, 2002	to Sept. 29, 2001	to April 28, 2001

Net sales and other revenues	$11,317,410	$6,417,421	$4,734,816
Cost of goods sold	8,442,575	4,775,814	3,556,170
Selling and administrative expenses	2,336,868	1,328,271	980,543
Merger expense	—	13,721	25,992

Operating income	537,967	299,615	172,111
Interest expense, net	254,170	151,538	108,362
Net gain from extinguishment of debt	882	—	—
Net other loss from extinguishment of debt	(260)	—	—

Income before income taxes	284,419	148,077	63,749
Provision for income taxes	112,307	72,786	29,551

Income before cumulative effect of a change in accounting principle	172,112	75,291	34,198
Less cumulative effect of change in accounting principle, net of tax (See Note 7)	284,097	—	—

Net(loss)income	$(111,985)	$75,291	$34,198

See notes to condensed unaudited consolidated financial statements.

DELHAIZE AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	Successor Co.	Successor Co.
	September 28, 2002	December 29, 2001

ASSETS
Current assets:
Cash and cash equivalents	$249,581	$137,206
Receivables	123,934	198,158
Receivable from affiliate	11,718	14,718
Inventories	1,231,380	1,239,470
Income tax receivable	—	8,429
Prepaid expenses	42,800	28,250
Deferred tax assets	9,206	6,169

Total current assets	1,668,619	1,632,400
Property and equipment, net	2,990,604	3,011,279
Goodwill, net	2,907,305	3,273,385
Intangibles, net	828,782	885,455
Reinsurance recoverable-affiliate	106,065	104,118
Other assets	90,867	63,361

Total assets	$8,592,242	$8,969,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$140,000
Accounts payable	691,128	693,729
Dividend payable	—	86,093
Accrued expenses	409,494	305,364
Capital lease obligations — current	31,007	38,118
Long term debt — current	28,022	17,890
Other liabilities — current	30,915	32,534
Income taxes payable	60,684	—

Total current liabilities	1,251,250	1,313,728
Long-term debt	2,998,652	3,065,446
Capital lease obligations	700,452	675,746
Deferred income taxes	304,283	459,525
Other liabilities	251,255	265,784

Total liabilities	5,505,892	5,780,229

Shareholders’ equity:
Class A non-voting common stock	53,222	53,149
Class B voting common stock	37,645	37,645
Accumulated other comprehensive (loss), net of tax	(60,816)	(64,471)
Additional paid-in capital, net of unearned compensation	2,464,657	2,452,945
Retained earnings	591,642	710,501

Total shareholders’ equity	3,086,350	3,189,769

Total liabilities and shareholders’ equity	$8,592,242	$8,969,998

See notes to condensed unaudited consolidated financial statements.

DELHAIZE AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the 39 weeks ended September 28, 2002 and September 29, 2001
(Dollars in thousands)

	39 Weeks	22 Weeks	17 Weeks

	Successor Co.	Successor Co.	Predecessor Co.
	Ended	Period from	Period from
		April 29, 2001	Dec. 30, 2000
	Sept. 28, 2002	to Sept. 29, 2001	to April 28, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/ income	$(111,985)	$75,291	$34,198
Adjustments to reconcile net income/(loss)
to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	284,097	—	—
Depreciation and amortization	345,080	228,713	162,259
Non-cash portion of merger expense	—	—	21,682
Non-cash portion of merger expense –parent acquisition	—	11,708	—
Amortization of debt fees/costs	1,507	850	55
Non-cash portion of debt premium/discount	852	304	430
Amortization of deferred loss on derivative	6,378	5,417	523
Accrued interest on rate swap	(4,780)	—	—
Loss (gain) on disposals of property and capital lease terminations	298	(2,258)	2,048
Store closing provisions/recovery	(3,293)	2,962	2,288
Net gain from extinguishment of debt	(882)	—	—
Net other loss from extinguishment of debt	260	—	—
Deferred income taxes	5,035	(6,131)	(24)
Other	9,726	2,392	1,273
Changes in operating assets and liabilities which provided (used) cash:
Receivables	78,789	(26,918)	45,523
Net receivable from affiliate	2,930	—	—
Inventories	8,090	3,188	53,504
Income tax receivable	8,429	12,353	70,130
Prepaid expenses	(14,550)	(14,824)	3,519
Reinsurance recoverable	—	(107,426)	—
Other assets	(1,544)	(2,880)	(1,243)
Accounts payable	(2,601)	64,341	(62,844)
Accrued expenses	109,413	126,727	(49,376)
Income taxes payable	60,684	27,037	—
Other liabilities	(14,802)	(5,793)	(8,385)

Total adjustments	879,116	319,762	241,362

Net cash provided by operating activities	767,131	395,053	275,560

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(333,383)	(170,896)	(122,577)
Proceeds from disposal of property	11,654	18,046	4,230
Other investment activity	(1,565)	—	(816)

Net cash used in investing activities	(323,294)	(152,850)	(119,163)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments under short-term borrowings	(140,000)	(105,000)	(2,495,000)
Proceeds from issuance of long-term debt	—	—	2,600,000
Principal payments on long-term debt	(76,238)	(117,380)	(7,317)
Principal payments under capital lease obligations	(22,328)	(13,082)	(10,210)
Direct financing costs	—	—	(23,105)
Dividends paid	(86,023)	—	(28,572)
Parent common stock repurchased	(11,459)	(16,723)	—
Proceeds from issuance of Parent common stock for options	4,586	5,586	2,031
Cash used to settle derivative instruments	—	—	(214,071)

Net cash used in financing activities	(331,462)	(246,599)	(176,244)

Net increase (decrease)in cash and cash equivalents	112,375	(4,396)	(19,847)
Cash and cash equivalents at beginning of period	137,206	115,789	135,636

Cash and cash equivalents at end of period	$249,581	$111,393	$115,789

See notes to condensed unaudited consolidated financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements

1) Basis of Presentation:

On April 25, 2001, Delhaize America, Inc. (“Delhaize America” or the “Company”) became a wholly-owned subsidiary of Delhaize Group as a result of the Delhaize Group Share Exchange (see Note 5). This transaction was accounted for as a purchase, and in connection with this treatment, a new entity has been deemed created for financial reporting purposes. Accordingly, in these financial statements, the periods prior to the date of the Delhaize Group Share Exchange relate to the “predecessor company” and the periods subsequent to the date of the Delhaize Group Share Exchange relate to the “successor company” and have been labeled herein accordingly.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Annual Report on Form 10-K of Delhaize America. Accordingly, the reader of this Form 10-Q should refer to the Company’s Form 10-K for the year ended December 29, 2001 for further information.

The financial information presented herein has been prepared in accordance with the Company’s customary accounting practices and has not been audited. In the opinion of management, the financial information includes all adjustments, consisting of only normal recurring items, necessary for a fair presentation of interim results.

2) Supplemental Disclosure of Cash Flow Information:

Selected cash payments and non-cash activities during the period were as follows:

	Successor Co.	Successor Co.	Predecessor Co.
	39 Weeks	22 Week Period	17 Weeks
		From	From
	Ended	April 29, 2001	Dec. 30, 2000
	Sept. 28, 2002	to Sept. 29, 2001	to April 28, 2001
(Dollars in thousands)
Cash payments (refunds) for income taxes	$38,359	$39,187	$(40,206)
Cash payments for interest, net of amounts capitalized	191,415	49,899	117,642
Non-cash investing and financing activities:
Capitalized lease obligations incurred for store properties and equipment	37,331	20,884	21,128
Capitalized lease obligations terminated for store properties and equipment	1,882	2,816	5,560
Change in reinsurance recoverable and other liabilities	1,947	—	—
Acquisition of Hannaford – final allocation of purchase price	—	24,301	3,893
Excess purchase price related to parent acquisition	—	913,969	—
LIFO fair value adjustment related to parent acquisition	—	78,623	—
Investment in WWRE	3,000	—	—
Delhaize Group Share Exchange – final adjustment to
purchase price allocation:
Property	44,433	—	—
Deferred income taxes	43,752	—	—
Capital lease obligations	4,475	—	—
Accrued expenses	5,156	—	—
Reclassification of deferred taxes to goodwill related to intangible assets that did not meet the separability criteria of SFAS No. 141	117,895	—	—

3) Inventories

Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 78% and 82% of inventories on September 28, 2002 and September 29, 2001, respectively. Meat, produce and deli inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method was used entirely, inventories would have been $67.3 million and $65.6 million greater as of September 28, 2002 and September 29, 2001, respectively. In connection with the final accounting for the Delhaize Group Share Exchange discussed in Note 5, the Company recorded an adjustment to the basis for the LIFO inventories in the amount of $78.6 million at April 25, 2001. Application of the LIFO method resulted in increases in the cost of goods sold of $2.6 million for the 39 weeks ended September 28, 2002 (successor company) and $0.8 million for the 17 weeks ended April 28, 2001 (predecessor company) and $1.0 million for the 22 weeks ended September 29, 2001 (successor company).

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

As consideration, Delhaize Group issued approximately 40.2 million of its ordinary shares having an aggregate value of approximately $1.9 billion for the remaining 55.12% of the Company’s stock not previously owned directly or indirectly by Delhaize Group. Additional direct costs incurred in connection with the acquisition, primarily legal and other professional fees, in the amount of $26.4 million have been included in the purchase price allocation. Additional goodwill related to prior step acquisitions by Delhaize Group in the approximate amount of $198.1 million has also been reflected in the accompanying financial statements of the Successor Company.

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

6) Derivative Financial Instruments

On December 31, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be recognized as assets or liabilities in the financial statements. The Company entered into interest rate hedge agreements against potential increases in interest rates prior to the offering of debt securities in April 2001, which were used to refinance short-term borrowings entered into in connection with the Company’s acquisition of Hannaford Bros. Co. (“Hannaford”). The notional amount of the hedge agreements totaled $1.75 billion. These hedge agreements were structured to hedge against the risk of increasing market interest rates based on U.S. treasury rates, with the specified rates based on the anticipated maturities of the securities that were expected to be issued. The hedge agreements were settled as planned in connection with the completion of the private offering of debt securities resulting in a payment in the amount of the unrealized loss of approximately $214 million in April 2001. Upon adoption of SFAS No. 133 at the beginning of fiscal 2001, the unrealized loss associated with these hedge agreements was recorded in other comprehensive income, net of deferred taxes, and is being amortized to interest expense over the term of the associated debt securities. The Company amortized approximately $4.0 million, net of tax, of the other comprehensive loss associated with these hedge agreements to interest expense during the period from December 30, 2001 to September 28, 2002 compared to $0.3 million for the 17 weeks ended April 28, 2001 (predecessor company) and $3.4 million for the 22 weeks ended September 29, 2001 (successor company). The unrealized loss was reduced as of the date of the Delhaize Group Share Exchange (see Note 5). The remaining unrealized loss at September 28, 2002 totaled approximately $51.7 million, net of deferred taxes. In conjunction with debt retirement, the associated unrealized loss is recorded in “Net other loss from extinguishment of debt” in the Company’s consolidated statement of income during the period of extinguishment.

The Company entered into interest rate swap agreements, during the fourth quarter of 2001 and the third quarter of 2002, to manage its exposure to interest rate movements by effectively converting a portion of its debt from fixed to variable rates. Maturity dates of the Company’s interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The notional amounts of interest rate swap arrangements at September 28, 2002 were approximately $300 million maturing in 2006 and $200 million maturing in 2011. These agreements are accounted for as fair value hedges. For the 13 weeks and the 39 weeks ended September 28, 2002, interest expense decreased by $3.2 million and $7.8 million, respectively, in connection with these agreements. These agreements met the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133. The fair value of the Company’s debt has been increased by $19.9 million at September 28, 2002 in connection with these agreements. The Company has also recorded a derivative asset in connection with these agreements in the amount of $24.7 million recorded in other assets.

7) Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS, No. 141, “Business Combinations”. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board, or APB, Opinion No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Pre-acquisition Contingencies of Purchased Enterprises”. All business combinations that come within the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. SFAS No. 141 also sets forth new criteria for separability and in-separability of intangible assets. The application of SFAS No. 141 resulted in the Company’s identification of certain intangible assets such as assembled work force and distribution network that did not meet the separability criteria of SFAS No. 141, which were re-classified into goodwill.

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

The Company’s impairment assessment at its individual operating banners, upon adoption of SFAS 142, resulted in a non-cash impairment charge totaling approximately $288 million before taxes ($284 million net of taxes), which was recorded as a cumulative effect of change in accounting principle in the first quarter 2002 condensed consolidated statements of income/(loss). This impairment charge relates primarily to goodwill associated with the Delhaize Group Share Exchange and with the Company’s acquisitions of Kash n’ Karry and Hannaford. Impairment at the Kash n’ Karry banner is due to a combination of factors including post-acquisition capital expenditures and operating performance. The Company has seen a heightened level of competition in the Florida area, where Kash n’ Karry is concentrated. The Hannaford banner carries a significant goodwill balance due to the initial acquisition in 2000 and the allocation of goodwill to this banner related to the share exchange. The Company has experienced changes in economic conditions subsequent to these events. The Company plans to test goodwill for impairment again in the fourth quarter of 2002.

As a result of the adoption of SFAS No. 142, amortization expense of approximately $22 million and $66 million for goodwill and other indefinite life assets was appropriately not reflected in the current quarter and for the 39 weeks ended September 28, 2002, respectively.

The following schedule reconciles the Income before cumulative effect of change in accounting principle adjusted to exclude after-tax amortization expense in the three months and nine months ended September 29, 2001 prior to the adoption of SFAS No.142:

(Dollars in millions)	13 Weeks	39 Weeks	13 Weeks	39 Weeks
	Ended	Ended	Ended	Ended
	Sept. 28, 2002	Sept. 28, 2002	Sept. 29, 2001	Sept. 29,2001

Income Before Cumulative
Effect of Change in
Accounting Principle	$52	$172	$46	$109
Add: Goodwill Amortization [Net of Tax]	—	—	$14	$41

Adjusted Income Before
Cumulative Effect of
Change in Accounting Principle	$52	$172	$60	$150

The carrying amount of goodwill and trademarks at each of the Company’s reporting units follows:

	Sept. 28, 2002
(Dollars in millions)	Goodwill	Trademarks

Food Lion	$1,142	$249
Hannaford	1,765	223
Kash n’ Karry	—	27

Total	$2,907	$499

As of September 28, 2002 and September 29, 2001, the Company’s amortized intangible assets with definite lives consist of favorable leasehold improvements, liquor licenses, pharmacy files, and developed software. The components of its definite lived intangible assets are as follows:

	September 28, 2002			September 29, 2001
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Value	Amortization	Net	Value	Amortization	Net

Favorable Leasehold Interest	$360	$(54)	$306	$437	$(28)	$409
Other	30	(6)	24	37	(3)	34

Total	$390	$(60)	$330	$474	$(31)	$443

     Estimated amortization expense (for amortized intangibles) for the remainder of 2002 and the five succeeding fiscal years follows:

(Dollars in millions)
2002(remainder)	$9.5
2003	37.8
2004	36.9
2005	34.5
2006	32.2
2007	28.0

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for financial statements issued for years beginning after December 15, 2001. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and to develop a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 was effective as of the beginning of the current fiscal year. The effect of adopting this standard did not have a significant effect on the Company’s financial statements. Management has selected the fourth quarter as the period to conduct its annual impairment review under SFAS No. 144.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement modifies the treatment of sale-leaseback transactions and extinguishment of debt allowing gains and losses to be treated as income in most circumstances. While SFAS No. 145 is effective for the Company for the fiscal year 2003, early application is encouraged.

The Company has applied the provisions of SFAS No. 145 to its early extinguishment of debt activity during the 13 weeks ended September 28, 2002 and has classified the gain related to early extinguishment in its income statement below interest expense. See the Condensed Consolidated Statements of Income/(Loss) for the 39 weeks ended September 28, 2002 (successor), 22 weeks from April 29, 2001 to September 29, 2001 (successor) and 17 weeks from December 30, 2000 to April 28, 2001 (predecessor). See further discussion in Managements’ Discussion and Analysis – Debt.

8) Recently Issued Accounting Standards

In June 2001, the FASB also issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and applies to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long- lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing the potential effect of SFAS No. 143 on its financial statements.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued by the FASB in June of 2002. SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the potential effect this standard will have on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (13 weeks and 39 weeks ended September 28, 2002 compared to the 13 and 39 weeks ended September 29, 2001).

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

On April 25, 2001, Delhaize America, Inc. became a wholly-owned subsidiary of Delhaize Group as a result of the Delhaize Group Share Exchange. Effective as of the end of our April 28, 2001 fiscal period, we recorded adjustments to reflect the accounting basis of Delhaize Group in our financial statements (see Note 5). This transaction was accounted for as a purchase and in connection with this treatment, a new entity has been deemed created for financial reporting purposes. Accordingly, in the financial statements, the periods prior to the date of the Delhaize Group Share relate to the “predecessor company” and the periods subsequent to the date of the Delhaize Group Share Exchange relate to the “successor company” and have been labeled accordingly. The results of the predecessor company and the successor company have been combined for the 13 and 39 weeks ended September 29, 2001, since separate results and discussions of the predecessor company and the successor company are not meaningful in comparison to the related periods of the current year.

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

RESULTS OF OPERATIONS

The following tables set forth the unaudited condensed consolidated statements of income/(loss) for the 13 and 39 weeks ended September 28, 2002 and for the 13 and 39 weeks ended September 29, 2001 (predecessor and successor companies combined for the 39 weeks ended September 29, 2001) for informational purposes.

	13 Weeks	13 Weeks
	Ended	Ended
	Sept. 28, 2002	Sept. 29, 2001
	unaudited	unaudited

Net sales and other revenues	$3,816,198	$3,822,390
Cost of goods sold	2,856,531	2,851,378
Selling and administrative expenses	790,185	791,708

Operating income	169,482	179,304
Interest expense, net	83,601	87,902
Net gain from extinguishment of debt	882	—
Net other loss from extinguishment of debt	(260)	—

Income before income taxes	86,503	91,402
Provision for income taxes	34,445	45,508

Net income	$52,058	$45,894

	39 Weeks	39 Weeks
	Ended	Ended
	Sept. 28, 2002	Sept. 29, 2001

Net sales and other revenues	$11,317,410	$11,152,237
Cost of goods sold	8,442,575	8,331,984
Selling and administrative expenses	2,336,868	2,308,814
Merger expense	—	39,713

Operating income	537,967	471,726
Interest expense, net	254,170	259,900
Net gain from extinguishment of debt	882	—
Net other loss from extinguishment of debt	(260)	—

Income before income taxes	284,419	211,826
Provision for income taxes	112,307	102,337

Income before cumulative effect of a change in accounting principle	172,112	109,489
Less Cumulative effect of change in accounting principle, net of tax	284,097	—

Net (loss) / income	$(111,985)	$109,489

     The following tables set forth, the percentage, which the listed captions bear to net sales and other revenues for the periods indicated:

	13 Weeks	13 Weeks
	Ended	Ended
	Sept. 28, 2002	Sept. 29, 2001
	%	%

Net sales and other revenues	100.00	100.00
Cost of goods sold	74.85	74.60
Selling and administrative expenses	20.71	20.71

Operating income	4.44	4.69
Interest expense, net	2.19	2.30
Net gain from extinguishment of debt	0.02	0.00
Net other loss from extinguishment of debt	0.01	0.00

Income before income taxes	2.26	2.39
Provision for income taxes	0.90	1.19

Net income	1.36	1.20

	39 Weeks	39 Weeks
	Ended	Ended
	Sept. 28, 2002	Sept. 29, 2001
	%	%

Net sales and other revenues	100.00	100.00
Cost of goods sold	74.60	74.71
Selling and administrative expenses	20.65	20.70
Merger expense	0.00	0.36

Operating income	4.75	4.23
Interest expense, net	2.25	2.33
Net gain from extinguishment of debt	0.01	0.00

Income before income taxes	2.51	1.90
Provision for income taxes	0.99	0.92

Income before cumulative effect of a change in accounting principle	1.52	0.98
Less Cumulative effect of change in accounting principle, net of tax	2.51	0.00

Net (loss) / income	(0.99)	0.98

Sales

We record revenues primarily from the sale of products in over 1,450 retail stores. Net sales and other revenues for the 13 weeks and for the 39 weeks ended September 28, 2002 were $3.8 billion and $11.3 billion, respectively, resulting in a decrease of 0.17% and an increase of 1.48% over the corresponding periods of 2001. Comparable store sales decreased 2.0% during the third quarter and decreased 0.6% for the 39 weeks ended September 28, 2002, as compared with the corresponding periods of 2001. Sales performance during 2002 has been negatively impacted by soft economic conditions and heightened competitive activity in the company’s major operating areas. Most of our stores are located in the Southeast region of the United States, which is currently experiencing corporate layoffs, high unemployment, and generally depressed economic conditions.

We continue to see an increase in competitive activity as all retailers battle for the shrinking consumer dollar. During the first nine months of 2002, we have experienced 45 net competitive openings in our operating area — increasing the amount of grocery square footage available to consumers. Most major supermarket retailers continued to engage in unplanned and nontraditional promotional activity offering deep discounts on selected items. To date we have maintained our commitment to consistent low price leadership and planned promotional activity, avoiding high cost initiatives that provide only short-term sales lifts.

As of September 28, 2002, we operated 1,475 stores, which consisted of 1,222 stores operating under the Food Lion banner, 116 stores operating under the Hannaford and Shop n’ Save banners and 137 stores operating under the Kash n’ Karry banner. During the third quarter we opened five new stores, of which four were Food Lion stores and one a Hannaford store. In addition, we also remodeled 28 stores in the third quarter, of which 25 were Food Lion stores and three were Kash n’ Karry stores. During the quarter we closed two Food Lion stores.

Gross profit for the 13 weeks and the 39 weeks ended September 28, 2002 was 25.15% of sales and 25.40% of sales, respectively, compared to 25.40% and 25.29% for the comparable periods of 2001. Despite lower than expected sales volume, we continue to post solid gross profit performance as a result of the continued implementation of zone pricing and improved private label product penetration. Gross profit was negatively impacted during the quarter by an increase in product shrink resulting from lower than expected sales volumes. The change in basis of accounting related to the Delhaize Group Share Exchange discussed above (see Financial Note 5) had no material impact on the reported gross profits.

We have provided for a $0.6 million and $2.6 million LIFO provision during the third quarter of 2002 and for the 39 weeks ended September 28, 2002, respectively, compared with a LIFO provision of $0.6 million and $1.8 million for the same periods last year. Currently, Delhaize America is experiencing no inflation (flat) in total, with deflation in some categories including meat and seafood.

Selling and administrative expenses during the third quarter of 2002 were $790.2 million (including $115.5 in depreciation and amortization) or 20.71% of sales compared to $791.7 million (including $136.3 in depreciation and amortization) or 20.71% of sales for the third quarter of the prior year. For the 39 weeks ended September 28, 2002, selling and administrative expenses were $2,336.9 million (including $345.1 million in depreciation and amortization) or 20.65% of sales compared to $2,308.8 million (including $391.0 million in depreciation and amortization) or 20.70% of sales for the corresponding period in the prior year. Excluding depreciation and amortization, selling and administrative expenses as a percentage of sales were 17.68% for the third quarter of 2002 and 17.60% for the 39 weeks ended September 28, 2002 compared to 17.15% and 17.20% for the corresponding periods of the prior year. Excluding depreciation and amortization, the increase in selling and administrative expenses in the third quarter compared to last year is attributable primarily to increased store labor costs to support improved customer service at all banners, and charges related to the reorganization of the Company's senior executive team, which we included in post-employment expense during the quarter (see discussion below), offset by lower medical costs due to changes in medical plan provisions. We continue to demonstrate rigor in cost control, even in an environment of soft sales.

Depreciation and amortization expense during the third quarter of 2002 was $115.5 million or 3.03% of sales compared to $136.3 million or 3.57% of sales for the third quarter of the prior year. For the 39 weeks ended September 28, 2002, depreciation and amortization expense was $345.1 million or 3.05% of sales compared to $391.0 million or 3.51% of sales for the corresponding period in the prior year. During the quarter ended March 30, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective December 30, 2001. As a result, we no longer amortize goodwill and intangible assets with indefinite lives. Under SFAS No. 142 the Company is required to annually assess goodwill and other intangible assets with indefinite lives by comparing the book value of these assets to their current fair value. The Company’s transitional impairment analysis (required upon adoption of the standard) resulted in an impairment charge totaling $288 million before tax ($284 million after tax) which was recorded in the first quarter of 2002 as a change in accounting principle on the Company’s Statement of Income/Loss (see Financial Note 7). Depreciation and amortization was further impacted by the revaluation performed in conjunction with the Delhaize Group Share Exchange (see Financial Note 5). Excluding the impact of the discontinuance of goodwill and indefinite lived intangibles amortization and the effects of additional depreciation and amortization resulting from the valuation process, depreciation and amortization would have been approximately $123.4 million or (3.23% of sales) during the third quarter of 2002 and $367.0 million or (2.71% of sales) for the 39 weeks ended September 28, 2002.

During 2000 we closed a store previously operated by the Hannaford banner as part of the merger related divestitures. At that time, we established the required store closing reserves. The Company recently made the decision to re-open the store under the Food Lion banner, and appropriately reversed these store closing reserves. This adjustment of $6.6 million is included in selling and administrative expenses during the 39 weeks ended September 28, 2002.

On August 19, 2002, the Company announced the reorganization of its senior executive team in the United States. Bill McCanless, previously Chief Executive Officer of Delhaize America, became Vice Chairman of Delhaize America and Pierre-Olivier Beckers, Chief Executive Officer of Delhaize Group, assumed the additional title of Chief Executive Officer of Delhaize America. During the third quarter, the Company recorded a $9.5 million before-tax charge ($5.9 million after-tax) related to this reorganization (the related severance agreement and release is attached as Exhibit 10). These costs are included in selling and administrative expenses.

The change in basis of accounting related to the Delhaize Group Share Exchange discussed above (see Financial Note 5) primarily impacted depreciation/amortization expense and interest expense (as discussed below). Selling and administrative expenses excluding depreciation and amortization were not materially impacted and are therefore comparable year over year.

Interest expense during the third quarter of 2002 was $83.6 million or 2.19% of sales compared to $87.9 million or 2.30% of sales for the third quarter of the prior year. For the 39 weeks ended September 28, 2002, interest expense was $254.2 million or 2.25% of sales compared to $259.9 million or 2.33% of sales for the corresponding period in the prior year. Interest expense was lower this year primarily due to lower short-term borrowings and the interest reduction as a result of the interest rate swap agreements (See Financial Note 6). Interest expense was further impacted by the purchase price allocation performed in conjunction with the Delhaize Group Share Exchange (see Financial Note 5). Excluding the impact of the share exchange, interest expense would have been approximately $87.5 million or (2.31% of sales) during the third quarter of 2002 and $266.0 million (or 2.38% of sales) for the 39 weeks ended September 28, 2002.

Third quarter included a net gain of $0.9 million for the early retirement of $26.2 million in debt securities (see further discussion below in the Debt section) recorded in net gain from extinguishment of debt. The $0.9 million represents the difference between the reacquisition price of the debt and the principal and remaining unamortized debt issuance costs.

Net other loss from extinguishment of debt represents the unamortized hedges associated with debt retired. Third quarter included a $0.3 million loss for the early retirement of the $26.2 million (see further discussion below in Debt).

Store Closings

The following table summarizes the number of stores closed and planned to be closed as of September 28, 2002.

		Planned
	Closed	Closings	Total
			__
As of June 29, 2002	181	4	185
Store Closings added	—	4	4
Planned closings completed	2	(2)	—
Stores sold/lease terminated	(3)	—	(3)

As of September 28, 2002	180	6	186

The following table reflects closed store liabilities as of September 28, 2002 and activity during the quarter, including additions to closed store liabilities charged to and adjustments to liabilities based on changes in facts and circumstances and payments made.

September 28,
(Dollars in millions)	2002

Balance at beginning of quarter	$146.6
Additions charged to earnings:
Store closings –lease obligation	.9
Store closings – other exit costs	.1
Adjustment to Prior Year — lease	.2
Adjustment to Prior Year — other	.1

Total charged to earnings	1.3
Reductions:
Lease payments	(3.9)
Payments for other exit costs	(0.7)

Total reductions	(4.6)

Balance at end of quarter	$143.3

The September 28, 2002 balance of approximately $143.3 million consisted of lease liabilities and other exit cost liabilities of $114.0 million and $29.3 million, respectively.

We provided for closed store liabilities in the quarter ended September 28, 2002 to reflect the estimated post-closing lease liabilities and other exit costs associated with the related store closing commitments. These other exit costs include estimated real estate taxes, common area maintenance fees, insurance and utility costs to be incurred after the store closes. Store closings are generally completed within one year after the decision to close. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to 16 years. Adjustments to closed store liabilities and other exit costs primarily relate to changes in actual exit costs from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. We use a discount rate based on the current treasury note rates to calculate the present value of the remaining rent payments on closed stores.

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

Liquidity and Capital Resources

We fund our operations and expenditures from cash generated from our operations and borrowings. At September 28, 2002, we had cash and cash equivalents of $249.6 million. Cash provided by operating activities totaled $767.1 million for the 39 weeks ended September 28, 2002, compared with $670.6 million for the corresponding period last year. The increase was primarily due to the reinsurance recoverable. Last year, during the third quarter, the Company transferred its year-to-date loss reserves and premiums for workers’ compensation and general liability to the Pride Reinsurance Company, fully owned by an affiliated company of Delhaize Group. Additional increase to cash provided by operating activities was due to increases in accrued expenses and income taxes payable and a decrease in receivables, inventories, and income tax receivable.

Cash used in investing activities increased to $323.3 million for the 39 weeks ended September 28, 2002, compared with $272.0 million for the corresponding period last year primarily due to capital expenditures of $333.4 million for the 39 weeks ended September 28, 2002, compared to $293.5 million for the corresponding period in 2001. For the 39 weeks ended September 28, 2002, we have opened 26 new stores and completed the renovation of 92 existing stores compared to 40 openings and 117 renovations completed for the corresponding period of last year.

With our 2002 growth plan, we anticipate a net increase in store square footage of approximately 2.5%. This plan is subject to review and change as conditions warrant. Capital expenditures currently estimated for fiscal 2002 are approximately $500 million and will be financed through funds generated from operations and existing bank credit facilities, if necessary.

Cash flows used in financing activities for the quarter ended September 28, 2002 were $331.5 million compared to $422.8 million for the same period last year. The decrease in cash used in financing activities was primarily the result of a cash settlement on April 19, 2001 for the hedge contracts related to the $2.6 billion bond offering used as long-term financing for the Hannaford acquisition. In addition, the Company made a dividend payment of $86.0 million this year compared to $28.6 million last year.

Adjusted EBITDA was $882.3 million for the 39 weeks ended September 28, 2002, compared to $909.4 million for the 39 weeks ended September 29, 2001. Management and industry analysts generally consider adjusted EBITDA to be a measurement of the financial performance of the Company that provides a relevant basis for comparison among companies. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as a substitute for net income as a measure of performance, or for cash flow as a measure of liquidity. Investors should note that our calculation of adjusted EBITDA might differ from similarly titled measures for other companies. The following table sets forth, for the periods indicated, a calculation of our adjusted EBITDA:

	39 Weeks Ended
(Dollars in millions)	Sept. 28, 2002	Sept. 29, 2001
	(unaudited)	(unaudited)

Net (loss)/income	$(112.0)	$109.5
Add
Cumulative effect of change in accounting principle	284.1	—
LIFO provision	2.6	1.8
Depreciation	316.6	299.3
Amortization of intangible assets	28.4	91.7
Store closing provision/(recoveries)	(3.3)	5.2
Merger expense	—	39.7
Net gain from extinguishment of debt	(0.9)	—
Net other loss from extinguishment of debt	0.3	—
Interest expense, net	254.2	259.9
Income taxes	112.3	102.3

Adjusted EBITDA	$882.3	$909.4

Adjusted EBITDA as a percent of net sales and other revenues	7.8%	8.2%

Debt

We maintain a revolving credit facility with a syndicate of commercial banks providing $500.0 million in committed lines of credit, which expires in July 2005. During the quarter ended September 28, 2002, there were no outstanding borrowings under this arrangement. The credit facility contains affirmative and negative covenants. The Company must be in compliance with these covenants in order to have access to the credit facility. A deteriorating economic or operating environment can subject the Company to a risk of continuing compliance with the covenants. As of September 28, 2002, the Company was in compliance with all covenants contained in the credit facility. There were borrowings of $55.0 million outstanding at September 29, 2001. This facility is utilized to provide short-term capital to meet liquidity needs of the Company as necessary.

At March 31, 2001 we had $2.4 billion in outstanding borrowings at 8.19% under a $2.5 billion 364-day term loan facility that expired in July 2001. The borrowings under this facility were used to initially fund the cash portion of the purchase price of the Hannaford acquisition in fiscal 2000. On April 19, 2001, we completed a private offering of $600 million of 7.375% notes due 2006, $1.1 billion of 8.125% notes due 2011 and $900 million in 9.000% debentures due 2031, all fixed rate borrowings which we refer to in this report as the original debt securities. The Company used the proceeds of this offering to repay in full the $2.4 billion outstanding under the term loan facility. On November 16, 2001, we offered to exchange the original debt securities for exchange securities that were identical in all material respects to the original debt securities except that such debt securities are registered under the Securities Act, are not subject to the transfer restrictions applicable to the original debt securities and are not subject to any covenants regarding exchange or registration rights. The exchange offer expired on December 17, 2001. $2,542,142,000 of original debt securities were tendered for exchange securities and $57,858,000 in original debt securities were not exchanged.

At September 28, 2002, we had outstanding medium-term notes of $15.9 million due from 2003 to 2006 at interest rates of 8.53% to 8.73% and outstanding other notes of $85.1 million due from 2003 to 2016 at interest rates of 6.16% to 14.15%. The Company had mortgage notes payable of $37.6 million due from 2003 to 2016 at interest rates of 7.5% to 10.2% at September 28, 2002. We also had long-term debt securities outstanding of $278.3 million, of which $149.5 million matures in 2007 at an interest rate of 7.55%, and $128.7 million matures in 2027 at an interest rate of 8.05%.

During the third quarter of 2002, the Company repurchased $10 million of its $900 million in 9.00% debentures and $16.150 million of its 8.05% debt securities resulting in a $1.8 million gain from the early extinguishment of debt offset by $0.9 million in expenses for the write-off of the related unamortized debt issuance costs and discount. Other income/loss from extinguishment of debt included a net loss of $0.3 million for the write-off of its related hedge.

On December 12, 2001, the Company was granted a term loan facility by Delhaize The Lion Coordination Center S.A., a Belgian company wholly-owned by Delhaize Group, in the amount of $38 million intended for general corporate and working capital requirements. On September 19, 2002, the Company repaid the $38 million loan plus accrued interest totaling $1.1 million.

As mentioned above, the Company entered into interest rate swap agreements, during the fourth quarter of 2001 and the third quarter of 2002, to manage its exposure to interest rate movements by effectively converting a portion of its debt from fixed to variable rates. Maturity dates of the Company’s interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The notional amounts of interest rate swap arrangements at September 28, 2002 were approximately $300 million maturing in 2006 and $200 million maturing in 2011. These agreements are accounted for as fair value hedges. For the 13 weeks and the 39 weeks ended September 28, 2002, interest expense decreased by $3.2 million and $7.8 million, respectively, in connection with these agreements. These agreements met the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133. The fair value of the Company’s debt has been increased by $19.9 million at September 28, 2002 in connection with these agreements. The Company has also recorded a derivative asset in connection with these agreements in the amount of $24.7 million recorded in other assets.

We enter into significant leasing obligations related to our store properties. Capital lease obligations outstanding at September 28, 2002 were $731.5 million compared with $641.4 million at September 29, 2001. These leases generally have original terms of up to 20 years.

As set forth in the tables below, we also have periodic short-term borrowings under informal credit arrangements that are available to us at our lenders’ discretion.

Informal Credit Arrangements

(Dollars in millions)	Sept 28,	Sept 29,
	2002	2001

Outstanding borrowings at the end of the third quarter	$—	$85.0
Average borrowings	$2.4	$33.4
Maximum amount outstanding	$80.0	$95.0
Daily weighted average interest rate	2.84%	5.65%

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

As mentioned above, the Company entered into interest rate swap agreements, during the fourth quarter of 2001 and the third quarter of 2002, to manage its exposure to interest rate movements by effectively converting a portion of its debt from fixed to variable rates. Maturity dates of the Company’s interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The notional amounts of interest rate swap arrangements were approximately $300 million to mature in 2006 and $200 million to mature in 2011 at September 28, 2002. These agreements are accounted for as fair value hedges. For the 13 weeks and the 39 weeks ended September 28, 2002, interest expense decreased by $3.2 million and $7.8 million, respectively, in connection with these agreements. These agreements met the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133. The fair value of the Company’s debt has been increased by $19.9 million at September 28, 2002 in connection with these agreements. The Company has also recorded a derivative asset in connection with these agreements in the amount of $24.7 million recorded in other assets.

Prior to the offering of the original debt securities discussed under the heading Debt above, we entered into interest rate hedge agreements to hedge against potential increases in interest rates. The notional amount of these hedge agreements was $1.75 billion. These hedge agreements were structured to hedge against the risk of increasing market interest rates based on U.S. treasury rates, with the specified rates based on the expected maturities of the related securities. These hedge agreements were settled in connection with the completion of the offering of the original debt securities, resulting in a payment in the amount of an unrealized loss of approximately $214 million. As a result of the adoption of SFAS No. 133 at the beginning of fiscal 2001, the unrealized loss was recorded in Other Comprehensive Loss, net of taxes and is being amortized to interest expense over the term of the associated debt securities. The unrealized loss was reduced as of the date of the Delhaize Group Share Exchange as a result of the application of purchase accounting. The remaining unrealized loss at the end of third quarter 2002 was approximately $51.7 million, net of deferred taxes. In conjunction with debt retirement, the associated unrealized loss is recorded in “net other loss from extinguishment of debt” in the Company's consolidated statement of income during the period of extinguishment.

The table set forth below provides the expected principal payments (net of related discounts or premiums) and related interest rates of our long-term debt by fiscal year of maturity as of December 29, 2001.

							Fair
(Dollars in millions)	2002	2003	2004	2005	2006	Thereafter	Value

Notes, due 2006					$600.0		$635.3
Average interest rate					7.38%
Notes, due 2011						$1,100.0	$1,201.3
Average interest rate						8.13%
Debentures, due 2031						$900.0	$1,059.5	(1)
Average interest rate						9.00%
Medium term notes	$1.1	$10.7			$5.2		$17.8
Average interest rate	8.58%	8.63%			8.71%
Debt securities (discount)	$(0.3)	$(0.3)	$(0.3)	$(0.3)	$(0.3)	$295.0	$316.1	(2)
Average interest rate	7.89%	7.89%	7.89%	7.89%	7.89%	7.80%
Note to Parent Co.					$38.0		$38.0	(3)
Average interest rate					3.69%
Mortgage payables	$6.0	$6.2	$5.4	$3.0	$3.2	$16.0	$42.5
Average interest rate	9.60%	9.65%	9.64%	9.10%	9.09%	8.80%
Other notes	$9.5	$10.0	$7.9	$11.3	$11.4	$41.4	$97.8
Average interest rate	6.88%	6.85%	6.91%	6.59%	7.00%	7.16%
Other note Payable	$1.6	$1.9					$3.5
Average interest rate	11.25%	11.25%

Note 1 – During third quarter of 2002, the Company repurchased $10 million of its $900 million in 9.000% debentures. (See further discussion under Debt)

Note 2 – During the third quarter of 2002, the Company paid $16.150 million of its then outstanding $150.0 million in 8.05% debt securities. (See further discussion under Debt)

Note 3 – On September 19, 2002, the Company repaid the $38 million loan. (See further discussion under Debt)

We do not trade in foreign markets or in commodities, nor do we have significant concentrations of credit risk. Accordingly, we do not believe that foreign exchange risk, commodity risk or credit risk pose a significant threat to our Company.

We are exposed to market risk associated with the defined benefit plan at the Hannaford banner (the “Hannaford Plan”). Due to the recent declines in the U.S. equity markets and interest rates, we anticipate recording an additional minimum pension liability adjustment related to the Hannaford Plan in the fourth quarter of 2002 through a charge to Other Comprehensive Income. Our other banners, Food Lion and Kash n' Karry, who employ the majority of our associates, maintain defined contribution plans. Hannaford, in addition to the Hannaford Plan, also maintains a defined contribution plan. We do not bear any market risk associated with the defined contribution plans.

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

Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS, No. 141, “Business Combinations”. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board, or APB, Opinion No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Pre-acquisition Contingencies of Purchased Enterprises”. All business combinations that come within the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. SFAS No. 141 also sets forth new criteria for separability and in-separability of intangible assets. The application of SFAS No. 141 resulted in the Company’s identification of certain intangible assets such as assembled work force and distribution network that did not meet the separability criteria of SFAS No. 141, which were re-classified into goodwill.

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

The Company’s impairment assessment at its individual operating banners, upon adoption of SFAS 142, resulted in a non-cash impairment charge totaling approximately $288 million before taxes ($284 million net of taxes), which was recorded as a cumulative effect of change in accounting principle in the first quarter 2002 condensed consolidated statements of income/(loss). This impairment charge relates primarily to goodwill associated with the Delhaize Group Share Exchange and with the Company’s acquisitions of Kash n’ Karry and Hannaford. Impairment at the Kash n’ Karry banner is due to a combination of factors including post-acquisition capital expenditures and operating performance. The Company has seen a heightened level of competition in the Florida area, where Kash n’ Karry is concentrated. The Hannaford banner carries a significant goodwill balance due to the initial acquisition in 2000 and the allocation of goodwill to this banner related to the share exchange. The Company has experienced changes in economic conditions subsequent to these events. The Company plans to test goodwill for impairment again in the fourth quarter of 2002.

As a result of the adoption of SFAS No. 142, amortization expense of approximately $22 million and $66 million for goodwill and other indefinite life assets was appropriately not reflected in the current quarter and for the 39 weeks ended September 28, 2002, respectively.

The following schedule reconciles the Income before cumulative effect of change in accounting principle adjusted to exclude after-tax amortization expense in the three months and nine months ended September 29, 2001 prior to the adoption of SFAS No. 142:

(Dollars in millions)	13 Weeks	39 Weeks	13 Weeks	39 Weeks
	Ended	Ended	Ended	Ended
	Sept. 28, 2002	Sept. 28, 2002	Sept. 29, 2001	Sept. 29, 2001

Income Before Cumulative
Effect of Change in Accounting Principle	$52	$172	$46	$109
Add: Goodwill Amortization [Net of Tax]	—	—	$14	$41

Adjusted Income Before Cumulative Effect of Change in Accounting Principle	$52	$172	$60	$150

The carrying amount of goodwill and trademarks at each of the Company’s reporting units follows:

	Sept. 28, 2002
(Dollars in millions)	Goodwill	Trademarks

Food Lion	$1,142	$249
Hannaford	1,765	223
Kash n’ Karry	—	27

Total	$2,907	$499

As of September 28, 2002 and September 29, 2001, the Company’s amortized intangible assets with definite lives consist of favorable leasehold improvements, liquor licenses, pharmacy files, and developed software. The components of its definite lived intangible assets are as follows:

	September 28, 2002			September 29, 2001
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Value	Amortization	Net	Value	Amortization	Net

Favorable Leasehold
Interest	$360	$(54)	$306	$437	$(28)	$409
Other	30	(6)	24	37	(3)	34

Total	$390	$(60)	$330	$474	$(31)	$443

Estimated amortization expense (for amortized intangibles) for the remainder of 2002 and the five succeeding fiscal years follows:

(Dollars in millions)
2002 (remainder)	$9.5
2003	37.8
2004	36.9
2005	34.5
2006	32.2
2007	28.0

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for financial statements issued for years beginning after December 15, 2001. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and to develop a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 was effective as of the beginning of the current fiscal year. The effect of adopting this standard did not have a significant effect on the Company’s financial statements. Management has selected the fourth quarter as the period to conduct its annual impairment review under SFAS No. 144.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement modifies the treatment of sale-leaseback transactions and extinguishment of debt allowing gains and losses to be treated as income in most circumstances. While SFAS No. 145 is effective for the Company for the fiscal year 2003, early application is encouraged.

The Company has applied the provisions of SFAS No. 145 to its early extinguishment of debt activity during the 13 weeks ended September 28, 2002 and has classified the gain related to early extinguishment in its income statement below interest expense. See the Condensed Consolidated Statements of Income/(Loss) for the 39 weeks ended September 28, 2002 (successor), 22 weeks from April 29, 2001 to September 29, 2001 (successor) and 17 weeks from December 30, 2000 to April 28, 2001 (predecessor). See further discussion in Managements’ Discussion and Analysis – Debt.

Recently Issued Accounting Standards

In June 2001, the FASB also issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and applies to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long- lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing the potential effect of SFAS No. 143 on its financial statements.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued by the FASB in June of 2002. SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the potential effect this standard will have on its financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the heading “Market Risk” under Item 2 of this Form 10-Q is hereby incorporated herein by reference.

Item 4. Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description

10	Severance Agreement and Release dated August 18, 2002 between Delhaize America, Inc. and
R. William McCanless
99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002
99.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on August 20, 2002 to announce the reorganization of its senior executive team at Delhaize America effective September 1, 2002.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DELHAIZE AMERICA, INC.

DATE:	November 12, 2002	BY:	/s/ Carol M. Herndon
Carol M. Herndon Executive Vice President of Accounting and Analysis and Chief Accounting Officer

Certification

I, Pierre-Olivier Beckers, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Delhaize America, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/   Pierre-Olivier Beckers

Pierre-Olivier Beckers
Chief Executive Officer

Certification

I, Carol M. Herndon, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Delhaize America, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

/s/   Carol M. Herndon

Carol M. Herndon
Chief Accounting Officer and
Executive Vice President of Accounting and Analysis

Exhibit Index

Exhibit	Description

10	Severance Agreement and Release dated August 18, 2002 between Delhaize America, Inc. and
R. William McCanless
99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002
99.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002