Form 10-K
period 2002-12-28
DELHAIZE AMERICA INC
filed 2003-03-27
CIK 37912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

Commission File No. 0-6080

DELHAIZE AMERICA, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-0660192

(State of Incorporation)	(I.R.S. Employer Identification No.)

P.O. Box 1330, 2110 Executive Drive
Salisbury, North Carolina	28145-1330

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:       704-633-8250

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes [X] No [   ]

     All of the registrant’s voting and non-voting common stock was held by affiliates on June 29, 2002.

     Outstanding shares of common stock of the Registrant as of March 27, 2003.

Class A Common Stock -	91,050,642,127
Class B Common Stock -	75,287,145

     This registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

     Exhibit index is located on sequential page 78 hereof.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

DELHAIZE AMERICA, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 28, 2002

PART I

Item 1. Business.

Delhaize America, Inc., a wholly-owned subsidiary of Delhaize Group, engages in one line of business, the operation of retail food supermarkets in the eastern United States. The Company was incorporated in North Carolina in 1957 and maintains its corporate headquarters in Salisbury, North Carolina . Delhaize America is a holding company having three subsidiary operating companies that do business primarily under the banners Food Lion, Hannaford and Kash n’ Karry.

When we use the terms “Delhaize America,” the “Company,” “we,” “us” and “our,” we mean Delhaize America, Inc., a North Carolina corporation, and its consolidated subsidiaries.

Delhaize America makes available free of charge, on or through the SEC documents section of Delhaize Group’s web site (http://www.delhaizegroup.com/en/in secdocs.asp), the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

The Company’s stores sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food, deli-bakery and non-food items such as health and beauty care, prescriptions, and other household and personal products. The Company offers nationally and regionally advertised brand name merchandise as well as products manufactured and packaged for the Company under the private labels of “Food Lion,” “Hannaford” and “Kash n’ Karry.” Sales of private label products represented 17%, 19% and 16% of Food Lion’s, Hannaford’s and Kash n’ Karry’s respective sales in fiscal 2002.

The products sold by the Company are purchased through buying departments in Salisbury, North Carolina and Scarborough, Maine. The centralization of the buying function allows the management of the Company to establish long-term relationships with many vendors providing various alternatives for sources of product supply.

The business in which the Company is engaged is highly competitive and characterized by low profit margins. The Company competes with national, regional and local supermarket chains, supercenters, discount food stores, single unit stores, convenience stores, warehouse clubs and drug stores. The Company will continue to develop and evaluate new retailing strategies that will respond to its customers’ needs. Seasonal changes have no material effect on the operation of the Company’s supermarkets.

As of December 28, 2002, 1,485 supermarkets were in operation as follows:

	Food Lion	Hannaford	Kash n' Karry	Total

Delaware	15			15
Florida	46		138	184
Georgia	67			67
Kentucky	13			13
Maine		46		46
Maryland	75			75
Massachusetts		6		6
New Hampshire		23		23
New York		31		31
North Carolina	459			459
Pennsylvania	11			11
South Carolina	125			125
Tennessee	88			88
Vermont		13		13
Virginia	311			311
West Virginia	18			18

	1,228	119	138	1,485

As of March 26, 2003, the Company had opened three supermarkets since December 28, 2002, relocated one supermarket, closed 43 supermarkets and signed leases for 20 supermarkets, which are expected to open in future years.

Warehousing and distribution facilities, including the transportation fleet, are owned and operated by the Company and are located in Plant City, Florida; South Portland and Winthrop, Maine; Salisbury, Butner and Dunn, North Carolina; Schodack, New York; Greencastle, Pennsylvania; Elloree, South Carolina; Clinton, Tennessee; and Disputanta, Virginia.

As of December 28, 2002, the Company employed 42,268 full-time and 67,554 part-time employees.

The following table shows the number of stores opened, closed and relocated, and the number of stores open at the end of each year, for the past three fiscal years.

	# Stores	# Stores		# Stores	# Stores Open at
	Opened	Closed		Relocated	Year-end

2002	41	(7)		(8)	1,485
2001	47	(3)		(5)	1,459
2000	172 (a)	(18	)(b)	(10)	1,420

(a)  Includes 106 stores acquired in connection with the acquisition of Hannaford Bros.

(b)  Includes 13 Save n’ Pack store closings

On April 25, 2001, the Company and Delhaize Group completed a share exchange, whereby each outstanding share of the Company’s Class A and Class B common stock not already owned by Delhaize Group or its wholly-owned subsidiary, Delhaize The Lion America, Inc. (“Detla”), was exchanged for 0.40 Delhaize Group American Depositary Shares (“ADSs”), which are listed on the New York Stock Exchange, or, at the option of a Delhaize America shareholder, 0.40 Delhaize Group ordinary shares, which are listed on Euronext Brussels. Each Delhaize Group ADS represents one ordinary share of Delhaize Group. The Delhaize Group share exchange was structured to be tax-free to our shareholders for U.S. federal income tax purposes. The Delhaize Group share exchange resulted from an agreement between Delhaize Group and a four-person special committee of independent directors of our Company. The Delhaize Group share exchange was unanimously approved by our board of directors and the board of directors of Delhaize Group, unanimously recommended to our board of directors by the special committee of independent directors, and approved by our shareholders and the shareholders of Delhaize Group. Until April 25, 2001, shares of Delhaize America common stock were listed on the New York Stock Exchange.

RECENT DEVELOPMENTS

We maintain a revolving credit facility with a syndicate of commercial banks providing $350.0 million in committed lines of credit. In December 2002, the credit facility was amended and the line of credit was reduced from $500.0 million to $350.0 million. The credit facility is secured by certain inventory of the Delhaize America operating companies. The $350.0 million facility expires in July 2005 and contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, and an asset coverage ratio as defined. We must be in compliance with these covenants in order to have access to the credit facility. As of December 28, 2002, we were in compliance with all covenants contained in the credit facility. A deteriorating economic or operating environment can subject us to a risk of continuing compliance with the covenants. We had no outstanding borrowings under this facility as of December 28, 2002. This facility is utilized to provide short-term capital to meet liquidity needs as necessary.

During the first quarter of 2003, the Company announced plans to close 42 of its stores. These under-performing Food Lion and Kash n’ Karry stores were closed in the first quarter of fiscal 2003. Food Lion is implementing additional cost saving initiatives by streamlining and optimizing the functioning of its support and management structure to provide a more productive sales base. These initiatives involve a reduction in work force affecting approximately 400 associates. Management expects the 42 store closings and additional cost savings initiatives will have a positive impact on the ongoing operational results of the Company and expects pre-tax expenses in the range of $40 to $45 million to be recorded in the first quarter of 2003 in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 146. In addition, in accordance with the provisions of SFAS No. 144, the portion of these costs associated with closing the 42 under performing stores, as well as related operating activity for these stores, will be appropriately accounted for as “discontinued operations” in the Company’s future filings.

FORWARD-LOOKING STATEMENTS

This document includes or incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995 about Delhaize America that are subject to risks and uncertainties. All statements included in this document, other than statements of historical fact, which address activities, events or developments that Delhaize America expects or anticipates will or may occur in the future, including, without limitation, statements regarding expansion and growth of its business, anticipated store openings and renovations, future capital expenditures, projected revenue growth or synergies resulting from the share exchange transaction with Delhaize Group, and business strategy, are forward-looking statements. These forward-looking statements generally can be identified as statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “likely”, “will”, “should” or other similar words or phrases.

Item 2. Properties.

The Company operated 1,228 supermarkets primarily under the Food Lion banner at the end of fiscal 2002 in the mid-Atlantic and southeastern regions of the United States. Food Lion stores average approximately 35,200 square feet. The current Food Lion store prototypes are approximately 28,800, 33,800 and 38,000 square feet.

At the end of fiscal 2002, the Company operated 119 Hannaford Bros. Co. (“Hannaford”) supermarkets, 93 of which are combination stores. Hannaford operates under the Hannaford and Shop`n Save banners in Maine, New Hampshire, Vermont, upstate New York and Massachusetts. Combination stores consist of traditional all-department supermarkets, together with pharmacies, other services and expanded general merchandise under one roof. Hannaford stores average approximately 49,000 square feet. The current Hannaford store prototypes are approximately 35,000, 47,000 and 55,000 square feet.

At the end of fiscal 2002, the Company operated 138 Kash n’ Karry supermarkets in central Florida. Kash n’ Karry stores average approximately 40,700 square feet. The current Kash n’ Karry store prototypes are approximately 38,000 and 46,000 square feet.

All of the Company’s supermarkets are self-service stores which have off-street parking facilities. With the exception of operating 101 owned supermarkets, the Company occupies its various supermarket premises under lease agreements providing for initial terms of up to 30 years, with renewal options generally ranging from five to 20 years.

The following table identifies the location and square footage of the 11 distribution centers and office space operated by the Company as of December 28, 2002, all of which are owned by the Company.

Square Feet
Location	(in thousands)

Salisbury, North Carolina	1,630
Greencastle, Pennsylvania	1,236
Dunn, North Carolina	1,225
Disputanta, Virginia	1,124
Elloree, South Carolina	1,099
Clinton, Tennessee	833
Plant City, Florida	760
South Portland, Maine	520
Schodack, New York	454
Butner, North Carolina	430
Winthrop, Maine	218

9,529
Corporate Headquarters, Salisbury, North Carolina	272
Corporate Offices, Scarborough, Maine	280

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

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to General Instruction I(2) of Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Delhaize Group, together with its wholly-owned subsidiary, Detla, owns all of the outstanding shares of our common stock. As a result, there is no established public market for our common stock.

Dividends Declared Per Share of Common Stock

	Year Ended December 28, 2002		Year Ended December 29, 2001

Quarter	Class A	Class B	Class A	Class B

First	—	—	$.00019	$.15690
Second	—	—	—	—
Third	—	—	—	—
Fourth	.001258	.001258	.000944	.000944
	$.001258	$.001258	$.001134	$.157844

Item 6. Selected Financial Data.

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes that appear elsewhere in this Form 10-K. All pro forma information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section is unaudited and assumes our acquisition of Hannaford was consummated at the beginning of 2000. The pro forma information is not necessarily indicative of our future consolidated results of operations and should be read in conjunction with our historical consolidated financial statements and related notes thereto appearing elsewhere in this filing.

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

Inventories - Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first out (LIFO) method comprised approximately 80% of inventories in 2002 and 2001. Meat, produce, deli-bakery inventories are valued on the first-in, first-out (FIFO) method. We evaluate inventory shrinkage throughout the year based on actual physical counts in our stores and distribution centers and record adjustments based on the results of these counts to provide for the estimated shrinkage as of the balance sheet date.

Store closing reserves - We provide for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to 20 years. We estimate the lease liabilities net of sublease income, using a discount rate based on the current treasury note rates to calculate the present value of the remaining rent payments on closed stores. Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term. Store closings are generally completed within one year after the decision to close. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. Severance costs are rarely incurred in connection with store closings. Store closing liabilities are reviewed quarterly to ensure that any accrued amounts appropriately reflect the outstanding commitments and that any additional costs are accrued or amounts that are no longer needed for their originally intended purpose are reversed to income.

Asset Impairment - During 2002, we adopted Statement of Financial Accounting Standards, (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for financial statements issued for years beginning after December 15, 2001. In accordance with SFAS No. 144, we periodically evaluate the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. We monitor the carrying value of our retail stores, our lowest level asset group for which identifiable cash flows are independent of other groups of assets and liabilities for potential impairment based on projected undiscounted cash flows. If impairment is identified for retail stores, we compare the asset’s estimated fair market value to its current carrying value and record provisions for impairment as appropriate. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on our previous experience in disposing of similar assets and current economic conditions.

Goodwill and other intangible assets - We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on December 30, 2001. In fiscal 2002 as a result of our adoption of SFAS No. 142, we recorded an impairment charge of $288 million before tax as a cumulative effect of change in accounting principle. We have selected the fourth quarter of each year as the date for our annual impairment assessment date and recorded an additional $26.9 million impairment during the fourth quarter of 2002. See SFAS No. 142 discussion in the “Recently Adopted Accounting Standards” section of this Management’s Discussion and Analysis.

Self insurance - We are self-insured for workers’ compensation, general liability and vehicle accident claims. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum self-insured retention, including defense costs per occurrence, ranges from $0.5 million to $1.0 million per individual claim for workers’ compensation and $5.0 million for automobile liability and general liability. We are insured for covered costs, including defense costs, in excess of these retentions. Significant assumptions used in the development of the actuarial estimates include reliance on our historical claims data including average monthly claims and average lag time between incurrence and payment.

Overview

On April 25, 2001, the Company and Delhaize Group completed a share exchange, whereby each outstanding share of the Company’s Class A and Class B common stock not already owned by Delhaize Group or its wholly-owned subsidiary, Delhaize The Lion America, Inc. (“Detla”), was exchanged for 0.40 Delhaize Group American Depositary Shares (“ADSs”), which are listed on the New York Stock Exchange, or, at the option of a Delhaize America shareholder, 0.40 Delhaize Group ordinary shares, which are listed on Euronext Brussels. We became a wholly-owned subsidiary of Delhaize Group as a result of the Delhaize Group share exchange. The Delhaize Group share exchange was accounted for using the purchase method of accounting. Effective as of the end of our April 28, 2001 fiscal period, we recorded adjustments to reflect the accounting basis of Delhaize Group in our financial statements (see Note 2). In connection with the recording of Delhaize Group’s accounting basis, a new entity has been deemed to be created for financial reporting purposes. Accordingly, the periods prior to the date of the Delhaize Group share exchange relate to the “predecessor company” and the periods subsequent to the date of the Delhaize Group share exchange relate to the “successor company.” The results of the predecessor company and the successor company have been combined for the 2001 fiscal year ended December 29, 2001, since separate discussions of the 17 weeks ended April 28, 2001 and the 35 week period between April 29, 2001 and December 29, 2001 are not meaningful in terms of their operating results or comparisons to the prior period. The following table sets forth the consolidated statements of income (loss) for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000. The unaudited pro forma income statement for the 52 weeks ended December 30, 2000 includes adjustments to reflect the results of Hannaford as if Hannaford had been purchased on January 1, 2000.

			Pro forma	Actual
	52 Weeks	52 Weeks	52 Weeks	52 Weeks
	Dec 28, 2002	Dec 29, 2001	Dec 30, 2000	Dec 30, 2000

(Dollars in thousands)			(unaudited)
Net sales and other revenues	$15,043,477	$14,913,227	$14,303,066	$12,669,149
Cost of goods sold	11,166,640	11,118,725	10,775,811	9,562,231
Selling and administrative expenses	3,110,468	3,095,620	2,904,889	2,521,935
Asset impairment provision	26,900	7,036	26,961	26,961
Store closing provision	2,837	7,586	42,834	42,834
Merger expense	—	39,713	51,162	38,546

Operating income	736,632	644,547	501,409	476,642
Interest expense	330,195	342,253	335,917	213,057
Net gain from extinguishment of debt	6,361	—	—	—
Net other loss from extinguishment of debt	1,550	—	—	—

Income before income taxes and cumulative effect of change in accounting principle	411,248	302,294	165,492	263,585
Provision for income taxes	159,573	141,531	85,139	108,099

Income before cumulative effect of change in accounting principle	251,675	160,763	80,353	155,486
Less cumulative effect of change in accounting principle, net of tax	284,097	—	—	—

Net (loss) income	$(32,422)	$160,763	$80,353	$155,486

We reported net sales and other revenues of $15.0 billion in fiscal 2002, $14.9 billion in fiscal 2001 and $12.7 billion in fiscal 2000 ($14.3 billion on a pro forma basis). Net (loss) income was ($32.4) million in fiscal 2002, $160.8 million in fiscal 2001 and $155.5 million in fiscal 2000 ($80.3 million on a pro forma basis). Income before cumulative effect of change in accounting principle, merger costs, store closing and asset impairment provisions was $270.1 million in fiscal 2002, compared to $194.5 million and $222.7 million in fiscal 2001 and 2000, respectively.

On July 31, 2000, we completed our acquisition of Hannaford. The financial information discussed in the remaining discussion and analysis of our financial condition and results of operations includes the results of Hannaford’s operations for the 22 weeks beginning July 31, 2000 and ending December 30, 2000 and for the fiscal years ended December 29, 2001 and December 28, 2002.

During fiscal 2002, we opened 41 new stores, closed seven existing stores and relocated eight stores for a net increase of 26 stores. At the end of fiscal 2002, we operated 1,485 stores, compared to 1,459 stores at the end of fiscal 2001 and 1,420 stores at the end of fiscal 2000. We remodeled 127 stores in fiscal 2002, compared to 145 stores in fiscal 2001 and 173 stores in fiscal 2000.

Results of Operations

The following table sets forth, for the periods indicated, the percentage at which the listed amounts bear to net sales and other revenues:

			Pro Forma	Actual
	52 Weeks	52 Weeks	52 Weeks	52 Weeks
	Dec 28,2002	Dec 29,2001	Dec 30, 2000	Dec 30,2000
	%	%	%	%

			(unaudited)
Net sales and other revenues	100.00	100.00	100.00	100.00
Cost of goods sold	74.23	74.56	75.34	75.48
Selling and administrative expenses	20.67	20.76	20.31	19.91
Asset impairment provision	0.18	0.05	0.19	0.21
Store closing provision	0.02	0.05	0.30	0.34
Merger expense	0.00	0.27	0.35	0.30

Operating income	4.90	4.31	3.51	3.76
Interest expense	2.20	2.29	2.35	1.68
Net gain from extinguishment of debt	0.04	0.00	0.00	0.00
Net other loss from extinguishment of debt	0.01	0.00	0.00	0.00

Income before income taxes and cumulative effect of change in accounting principle	2.73	2.02	1.16	2.08
Provision for income taxes	1.06	0.95	0.60	0.85

Income before cumulative effect of change in accounting principle	1.67	1.07	0.56	1.23
Less cumulative effect of change in accounting principle, net of tax	1.89	0.00	0.00	0.00

Net (loss) income	(0.22)	1.07	0.56	1.23

Adjusted EBITDA was $1,197.4 million in fiscal 2002, compared to $1,248.6 million in fiscal 2001 and $956.5 million in fiscal 2000 representing an annual decrease of 4.1% in fiscal 2002 and an annual increase of 30.5% in fiscal 2001. Our management and industry analysts generally consider Adjusted EBITDA to be a measurement of the financial performance of our company that provides a relevant basis for comparison among companies. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as a substitute for net income as a measure of performance, or for cash flow as a measure of liquidity. Investors should note that our calculation of Adjusted EBITDA might differ from similarly titled measures for other companies. The following table sets forth, for the periods indicated, a calculation of our Adjusted EBITDA:

	December	December	December
(Dollars in millions)	28, 2002	29, 2001*	30, 2000

Net income (loss)	$(32.4)	$160.8	$155.5
Add
Cumulative effect of change in accounting principle	284.1	—	—
LIFO (income) expense	(32.8)	1.5	(1.0)
Depreciation	425.9	416.0	327.6
Amortization of intangible assets	37.9	132.2	44.9
Store closing provision	2.8	7.6	42.8
Asset impairment provision	26.9	7.0	27.0
Merger expense	—	39.7	38.5
Net gain from extinguishment	(6.4)	—	—
Net other loss from extinguishment of debt	1.6	—	—
Interest expense	330.2	342.3	213.1
Income taxes	159.6	141.5	108.1

Adjusted EBITDA	$1,197.4	$1,248.6	$956.5

Adjusted EBITDA as a percent of sales and other revenues	8.0%	8.4%	7.6%

*Successor and Predecessor periods combined

Sales

We record revenues primarily from the sales of products in over 1,480 retail stores. Net sales and other revenues were $15.0 billion for the year ended December 28, 2002 compared to $14.9 billion for the year ended December 29, 2001, an increase of 0.87%. During fiscal 2002, we had a net increase of 26 new store openings and we remodeled 127 stores. Comparable store sales decreased 1.0% during 2002 over the comparable period in 2001. While sales at Hannaford evolved favorably during 2002, Food Lion and Kash n’ Karry posted weaker sales. Sales performance during 2002 at these two banners has been negatively impacted by soft economic conditions and heightened competitive activity in the company’s major operating areas. Most of our stores are located in the Southeast region of the United States, which is currently experiencing corporate layoffs, high unemployment, and generally depressed economic conditions.

We continue to see an increase in competitive activity as a greater number of retailers battle for the consumers' dollars. During 2002, we experienced 67 net competitive openings in our operating area — increasing the amount of grocery square footage available to consumers. Most major supermarket retailers continued to engage in promotional activity offering deep discounts on selected items. We maintained our commitment to a consistent low price offering and planned promotional activity through the first three quarters of 2002; however, we increased promotional activity during the fourth quarter.

To protect our future profitability and to strengthen our competitive position through our low price offering in the current challenging retail environment, 41 under performing Food Lion stores and one Kash n’ Karry store were closed in the first quarter of fiscal 2003. Food Lion is implementing additional cost saving initiatives by streamlining and optimizing the functioning of its support and management structure. These initiatives involve a reduction in work force affecting approximately 400 associates.

Net sales and other revenues were $14.9 billion in fiscal 2001, compared to $12.7 billion in fiscal 2000 (or $14.3 billion on a pro forma basis), resulting in an annual increase of 17.7% (or 4.3% on a pro forma basis). The increase in sales relates primarily to the 106 stores added in connection with the Hannaford acquisition at July 31, 2000. During fiscal 2001, we had a net increase of 39 new store openings and we remodeled 145 stores. Comparable store sales increased 1.4% during 2001 over the comparable period in 2000.

At the end of fiscal 2002, we operated 1,485 stores, which consisted of 1,228 stores operating under the Food Lion banner, 119 stores operating under the Hannaford and Shop n’ Save banners and 138 stores operating under the Kash n’ Karry banner. During 2002 we opened 41 new stores, including 32 Food Lion stores, five Hannaford stores and four Kash n’ Karry stores, increasing retail square footage by approximately 2.5%. In addition, we also remodeled 127 stores in 2002 including 105 Food Lion stores, five Hannaford stores and 17 Kash n’ Karry stores. Retail store square footage totaled 54.7 million square feet at December 28, 2002. During 2002 we relocated seven Food Lion stores and one Kash n’ Karry store, and closed four Food Lion stores and three Kash n’ Karry stores, resulting in a net increase of 26 stores.

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

We continue to deliver low prices through our MVP and PCC customer loyalty card programs at Food Lion and Kash n’ Karry stores. These programs provide customers with additional discounts on a selection of featured items. At the end of 2002, the MVP customer loyalty card program accounted for approximately 76% of sales dollars and 59% of all transactions at Food Lion stores. More than 8.7 million households used an MVP card within the last quarter of fiscal 2002. At the end of 2002, the PCC loyalty card program accounted for approximately 55% of sales dollars and 46% of all transactions at Kash n’ Karry stores. Kash n’ Karry has currently issued more than 1.3 million PCC cards. We have used information from transactions that are processed using the loyalty cards to confidentially offer meaningful targeted promotion and direct mail programs exclusively to MVP and PCC card customers.

In 2003, we plan to open approximately 50 new stores. During fiscal 2003, we also intend to relocate or close approximately 50 stores (includes 42 closings announced in the first quarter of 2003). In addition, corporate growth plans for 2003 include remodeling and/or expanding approximately 80 existing stores. We believe this growth plan will position us to maintain market leadership in a majority of our primary operating markets. In addition, our on-going review and evaluation of our store base may lead to decisions to close stores to take advantage of relocation opportunities or eliminate operating losses in under performing stores in an effort to maximize company performance. Most importantly, our growth strategy will remain flexible and responsive to the current, future and changing needs of our retail customers.

Gross Profit

Gross profit as a percentage of sales was 25.77% for the year ended December 28, 2002, compared to 25.44% for the same period last year. Despite lower than expected sales volume, we continue to post solid gross profit performance as a result of the continued implementation of zone pricing and improved private label product penetration primarily at the Food Lion banner. The change in basis of accounting related to the Delhaize Group share exchange discussed above (see Financial Note 2) had no material impact on the reported gross profits.

In 2002, Food Lion transitioned to an Every Day Low Cost (EDLC) program in order to more efficiently and effectively manage the business. EDLC is not a promotional strategy, but is a program that impacts the everyday cost of each item. This program factors vendor promotional dollars into the everyday cost of goods through a discount taken from the list price on the invoice, which is reflected as a reduction of inventory balances and ultimately lower cost of goods sold when the inventory is sold. EDLC encourages more effective promotional plans, which in turn, allows us to deliver the best value to our customers.

Gross profit as a percentage of sales was 25.44% in fiscal 2001, compared to 24.52% in fiscal 2000. Gross profit improvements during 2001 were primarily attributable to initiatives at Food Lion that began during the second half of fiscal 2000 which were designed to strengthen gross margin through merchandise assortment, retail pricing management and reducing inventory shrinkage. The success of these efforts helped to support gross margin for Food Lion despite an increase in promotional activity associated with customer expectations and increased competitive activity (see Sales discussion above). In addition, the strength of our private label programs continued to positively impact gross margin in 2001.

Selling and Administrative Expenses

Selling and administrative expenses (which include depreciation and amortization) were 20.67% of sales in fiscal 2002 compared to 20.76% in fiscal year 2001. Excluding depreciation and amortization, selling and administrative expenses as a percentage of sales were 17.59% for the year ended December 28, 2002, compared to 17.08% for the year ended December 29, 2001. Excluding depreciation and amortization, the increase in selling and administrative expenses compared to last year is attributable primarily to increased store labor costs to support improved customer service at all banners, increased self insurance costs due to an adjustment of $7.8 million necessary to meet the annual actuarial estimate and charges related to the reorganization of the Company’s senior management team during the quarter ended September 28, 2002, offset by lower medical costs due to recent changes in medical plan benefit provisions.

Selling and administrative expenses (which include depreciation and amortization) as a percentage of sales were 20.76% in fiscal 2001 and 19.91% in fiscal 2000. Excluding depreciation and amortization, selling and administrative expenses as a percentage of sales were 17.08% and 16.97% for fiscal 2001 and fiscal 2000, respectively. During fiscal 2001, selling and administrative expenses were negatively impacted by rising health care costs and utility costs while remaining expense categories were well controlled across all operating banners despite changing market and economic conditions, demonstrating our continued ability to quickly react to changes in sales performance and competitive activity.

Depreciation and amortization as a percentage of sales was 3.08% in fiscal 2002 compared to 3.68% in fiscal 2001. During 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective December 31, 2001. As a result, we no longer amortize goodwill and intangible assets with indefinite lives. Depreciation and amortization was further impacted by the revaluation performed in conjunction with the Delhaize Group share exchange (see Financial Note 2). Excluding the impact of the discontinuance of goodwill and indefinite lived intangibles amortization and the effects of additional depreciation and amortization resulting from the revaluation process, depreciation and amortization would have been approximately $492.8 million or (3.28% of sales) during 2002.

Depreciation and amortization as a percentage of sales was 3.68% in fiscal 2001 compared to 2.94% in fiscal 2000 as a result of a full year of amortization and depreciation recorded for Hannaford and an additional $59.6 million amortization and depreciation expense related to the Delhaize Group share exchange.

Impairment of Assets

During 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective December 31, 2001. Under SFAS No. 142, the Company is required to cease amortizing goodwill and other intangible assets with indefinite lives, and begin an annual assessment of goodwill and other intangibles with indefinite lives by comparing the book value of these assets to their current fair value. The Company’s transitional impairment analysis (required upon adoption of the standard) resulted in an impairment charge totaling $288 million before tax ($284 million after tax) which was recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle on the Company’s Statement of Income (Loss) (see Note 4). This impairment charge relates primarily to goodwill associated with the Delhaize Group share exchange and with the Company’s acquisitions of Kash n’ Karry and Hannaford. In addition, this impairment, including the fourth quarter of 2002 reduction in intangible values noted below at the Kash n’ Karry banner, is due to Kash n’ Karry’s recent operating performance. The Florida market, where Kash n’ Karry is concentrated, is one of the most competitive markets in the Southeast region. In addition, this market has experienced the impact of security concerns and economic pressures, which continue to negatively impact temporary residence and tourism in the state. The Hannaford banner carries a significant goodwill balance due to the initial acquisition in 2000 and the assignment of goodwill to this banner related to the share exchange. The Company has experienced changes in economic conditions subsequent to these events.

The Company’s policy requires that an annual impairment assessment will be conducted in the fourth quarter of each year in accordance with SFAS 142. During the fourth quarter of 2002, testing led to additional impairment loss at the Company’s Kash n’ Karry banner. As a result, the intangible values at our Kash n’ Karry banner were reduced by approximately $26.9 million during the fourth quarter of 2002.

Also during 2002, we adopted, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We had no impairment charge as a result of our impairment analysis review performed during 2002. In 2001 and 2000, the pre-tax charge included in our income statement for asset impairment was $7.0 million and $27.0 million, respectively. The fiscal 2001 and 2000 impairment losses were attributable to certain under performing store assets based on estimated fair market values associated with those store assets in accordance with SFAS No.121.

In accordance with SFAS No. 144, we periodically evaluate the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. We monitor the carrying value of our retail stores, our lowest level asset group for which identifiable cash flows are independent of other groups of assets and liabilities for potential impairment based on projected undiscounted cash flows. If impairment is identified for retail stores, we compare the asset group’s estimated fair market value to its current carrying value and record provisions for impairment as appropriate. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on our previous experience in disposing of similar assets and current economic conditions. The carrying value of assets to be disposed amounted to approximately $21.1 million, $42.4 million, and $36.6 million at December 28, 2002, December 29, 2001, and December 30, 2000, respectively. At December 28, 2002, under the guidance of SFAS No. 144, these assets were classified as held for use because they do not meet the probability of sale within the one year period criteria.

Store Closings

The following table shows the number of stores closed and planned to be closed at the end of fiscal years 2000, 2001, and 2002, along with the number of stores committed for closure during the year, the number of stores actually closed, the number of closed stores acquired and the number of stores sold or for which the lease was terminated.

		Planned
	Closed	Closings	Total

As of January 1, 2000	156	7	163
Additional stores committed for closure	—	36	36
Stores acquired	25	1	26
Planned closings completed	30	(30)	—
Stores sold/lease terminated	(24)	—	(24)

As of December 30, 2000	187	14	201
Additional stores committed for closure	—	8	8
Stores acquired	—	—	—
Planned closings completed	12	(12)	—
Stores sold/lease terminated	(20)	—	(20)

As of December 29, 2001	179	10	189
Additional stores committed for closure	—	10	10
Stores acquired	—	—	—
Planned closings completed	15	(15)	—
Stores sold/lease terminated	(22)	—	(22)

As of December 28, 2002	172	5	177

The following table reflects closed store liabilities at the end of fiscal years 2002, 2001 and 2000, and activity during each year including additions to closed store liabilities charged to operations, additions for closed stores acquired in purchase transactions, adjustments to liabilities based on changes in facts and circumstances and payments made.

	Fiscal	Fiscal	Fiscal
(Dollars in millions)	2002	2001	2000

Balance at beginning of year	$164.8	$185.2	$106.8
Additions:
Store closings -lease obligations	3.8	2.8	33.5
Store closings -other exit costs	0.9	0.3	4.6
Adjustments to prior year estimates -lease obligations	(8.4)	4.2	0.8
Adjustments to prior year estimates -other exit costs	5.0	0.3	3.9

Total additions	1.3	7.6	42.8
Reductions:
Lease payments made	(15.8)	(15.3)	(11.0)
Lease terminations payments	—	(1.2)	(3.4)
Payments for other exit costs	(3.7)	(4.5)	(6.0)

Total reductions	(19.5)	(21.0)	(20.4)
Closed store liabilities associated with purchase transactions:
Lease obligations	—	—	39.8
Other exit costs	—	—	19.9
Adjustment to goodwill	—	(7.0)	(3.7)

Total acquired liabilities	—	(7.0)	56.0
Balance at end of year	$146.6	$164.8	$185.2

The fiscal 2002 balance of approximately $146.6 million consisted of lease liabilities and exit cost liabilities of $115.5 million and $31.1 million, respectively. The fiscal 2001 end of year balance of $164.8 million consisted of lease liabilities and exit cost liabilities of $140.3 million and $24.5 million, respectively. The fiscal 2000 balance of $185.2 million consisted of $152.3 million of lease liabilities and $32.9 million of exit cost liabilities and the opening 2000 balance consisted of $96.9 million of lease liabilities and $9.9 million of exit cost liabilities.

We provided for closed store liabilities in each of the periods presented above to reflect the estimated post-closing lease liabilities and other exit costs associated with the related store closing commitments. These other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term. Store closings are generally completed within one year after the decision to close. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to 20 years. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. In addition during 2000, we closed a store previously operated by the Hannaford banner as part of the merger related divestitures. At that time, we established the required store closing reserves. In 2002, we made the decision to re-open the store under the Food Lion banner, and appropriately reversed the store closing reserves of $6.6 million. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. We use a discount rate based on the current treasury note rates to calculate the present value of the remaining rent payments on closed stores.

During fiscal 2002, we recorded net additions to closed store liabilities of $1.3 million primarily related to 15 store closings made in the ordinary course of our business and adjustments to estimates for stores previously closed. During the same period, we recorded cash reductions to our reserves for closed stores of approximately $19.5 million. These reductions included cash payments of approximately $15.8 million for ongoing rent payments on closed stores’ remaining lease obligations, net of sublease income, and $3.7 million paid for other exit costs, as discussed above.

During fiscal 2001, we recorded net additions to closed store liabilities of $7.6 million primarily related to 12 store closings made in the ordinary course of our business and adjustments to estimates for stores previously closed. During the same period, we recorded cash reductions to our reserves for closed stores of approximately $21.0 million. These reductions included cash payments of approximately $15.3 million for ongoing rent payments on closed stores’ remaining lease obligations, net of sublease income, $1.2 million for lease termination fees and $4.5 million paid for other exit costs, as discussed above. The non-cash adjustments of $7 million related primarily to two events 1) the revaluation of closed store liabilities of approximately $6 million as a result of the recent share exchange (see discussion above in Overview) and 2) a reduction for closed stores acquired in the Hannaford acquisition, based on final Hannaford purchase accounting allocation for approximately $13 million. During fiscal 2000, we recorded additions to closed store liabilities of $59.7 million related to 26 store properties acquired, or for which the lease was assumed, in the Hannaford acquisition. All but one of the 26 stores included in the reserve had been closed prior to the acquisition date. The remaining activities associated with exiting these stores are to maintain the store under the leasehold requirements, to dispose of any owned property and equipment and to settle the remaining lease obligations. The acquired Hannaford liabilities for closed stores included $39.8 million related to the present value of future unrecoverable lease liabilities with remaining non-cancelable terms ranging from three to 22 years. In addition, accrued exit cost was approximately $19.9 million for activities that were directly related to the remaining lease obligations, comprised of $10.3 million for real estate taxes, $7.9 million for property maintenance and utilities and $1.7 million for property insurance. Accrued exit costs are paid over the remaining lease term. A non-cash reduction in the amount of approximately $3.7 million was made prior to December 30, 2000, with a corresponding reduction in goodwill principally related to a lease liability that was canceled.

The revenues and operating results for stores closed and not relocated are not material to our total revenues and operating results for any of the fiscal years presented above and accordingly are not separately presented as discontinued operations. Future cash obligations for closed store liabilities are tied principally to the remaining non-cancelable lease payments less sublease payments to be received.

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

Interest Expense

During fiscal 2002, we incurred interest expense of $330.2 million, compared to $342.3 million and $213.1 million in 2001 and 2000, respectively. As a percentage of sales, interest expense was 2.20% in fiscal 2002, 2.29% in fiscal 2001 and 1.68% in fiscal 2000. Interest expense decreased in fiscal year 2002 primarily due to the interest reduction from the interest rate swap agreements, the repurchase of $68.975 million in debentures and other borrowings as well as reduced short-term borrowings. Interest expense was further impacted by the purchase price allocation performed in conjunction with the Delhaize Group share exchange. Excluding the impact of the share exchange, interest expense would have been approximately $346.0 million or (2.3% of sales) for the fiscal year 2002.

Interest expense increased in fiscal 2001 over 2000 primarily due to interest expense related to the financing of the Hannaford acquisition. Interest expense was incurred until April 19, 2001 on the initial short-term financing of the acquisition. On April 19, 2001, long-term financing was secured through the issuance of bonds, which were used to pay off the short-term financing.

LIFO

Our inventories are stated at the lower of cost or market and we value approximately 80% of our inventory using the last-in, first-out, or LIFO method.

In 2002, Food Lion transitioned to an Every Day Low Cost (EDLC) program in order to more efficiently and effectively manage its business. EDLC is not a promotional strategy, but is a program that impacts the everyday cost of each item. This program factors vendor promotional dollars into the everyday cost of goods through a discount taken from the list price on the invoice, which is reflected as a reduction of inventory balances and ultimately lowers cost of goods sold when the inventory is sold. EDLC encourages more effective promotional plans, which in turn, allows us to deliver the best value to our customers. This new ELDC program and its impact on cost is the primary cause of the $32.8 million decrease in our LIFO reserve during fiscal 2002.

Our LIFO reserve decreased $32.8 million in 2002 primarily as a result of the new EDLC program discussed above and increased $1.5 million in 2001 as a result of additional LIFO expense, compared to a decrease of $1.0 million in fiscal 2000. Although inventory levels from 2000 to 2001 decreased approximately $100.0 million (excluding purchase accounting adjustments), the Company experienced slight inflation, which resulted in a charge to cost of sales of $1.5 million. Most of this inflation in 2001 occurred in tobacco and dairy products. We experienced a slight deflationary impact in fiscal 2000 in categories such as grocery, pet food and alcoholic beverages, which were partially offset by inflation in categories such as paper products and cigarettes.

Income Taxes

Our provision for income taxes was $159.6 million in fiscal 2002, $141.5 million in fiscal 2001, and $108.1 million in fiscal 2000. Our effective tax rate was 38.8% in fiscal 2002, 46.8% in fiscal 2001 and 41.0% in fiscal 2000. Our effective tax rate decreased in fiscal 2002 due to the discontinuance of goodwill amortization in accordance with SFAS No. 142. Our effective tax rate increased in 2001 and 2000 primarily due to additional non-deductible goodwill as a result of purchase accounting for the Hannaford acquisition in 2000 and the Delhaize Group share exchange in 2001 (see Note 2 to the financial statements).

Liquidity and Capital Resources

We have funded our operations and acquisitions from cash generated from our operations and borrowings.

At the end of fiscal 2002, we had cash and cash equivalents of $131.6 million. We have historically generated positive cash flow from operations. Cash provided by operating activities was $848.4 million in fiscal 2002, compared to $784.2 million in 2001 and $646.2 million in 2000. The increase in cash provided by operating activities in 2002 was due to net income of $251.7 million before cumulative effect of change in accounting principle, increases in accounts payable of $68.5 million, decreases in receivables of $60.4 million offset by increases in inventory of $101.4 million. Additional increase in cash flow from operating activities in 2002 was due to the one-time reinsurance payment made in 2001. In fiscal 2001, during the third quarter, we transferred our life-to-date loss reserves and premiums for workers’ compensation and general liability to the Pride Reinsurance Company, wholly owned by an affiliated company of Delhaize Group. The increase in cash flow from operating activities in 2001 was primarily due to a collection of an income tax receivable of $74.0 million, a reduction of receivables and inventory of $106.2 million (excluding purchase accounting adjustments), increased income before non-cash charges offset by a decrease in accounts payable of $68.8 million. Cash flows from operating activities increased in fiscal 2000 primarily as a result of our increased income before non-cash charges. In addition, in fiscal 2000, we were able to reduce our receivables and inventory, net of accounts payable, by $100.7 million. Offsetting this cash inflow was an increase in fiscal 2000 in income tax receivable of $53.4 million. We initiated strategies in fiscal 2000 to decrease our receivables and inventory.

Cash flows used in investing activities increased to $472.1 million in 2002, compared to $379.1 million in fiscal 2001 and $2.96 billion in fiscal 2000. The increase in investing activities from fiscal 2001 to fiscal 2002 is primarily due to an increase in capital expenditures. The decrease in investing activities from fiscal 2000 to fiscal 2001 can be primarily attributed to approximately $2.6 billion of cash paid to finance our acquisition of Hannaford in fiscal 2000.

Capital expenditures were $485.0 million in fiscal 2002 compared to $394.8 million in fiscal 2001 and $393.0 million in fiscal 2000. During fiscal 2002, we opened 41 new stores and renovated 127 existing stores and continued to expand square footage and add deli-bakeries in some of these stores as we did in fiscal 2001 and 2000. During fiscal 2001, we opened 47 new stores and renovated 145 existing stores. During fiscal 2000, we opened 66 new stores and renovated 173 existing stores.

Total store square footage increased 2.5% from 53.3 million square feet at the end of fiscal 2001 to 54.7 million at the end of fiscal 2002, primarily due to the opening of 41 new stores. Total store square footage increased 3.8% from 51.4 million square feet in fiscal 2000 to 53.3 million square feet at the end of fiscal 2001, primarily due to the opening of 47 new stores. Our total operating distribution space was 9.5 million square feet at the end of fiscal 2002 and 2001 and 10.3 million square feet at the end of fiscal 2000. The decrease in distribution space during fiscal 2001 was due to the closing of our Green Cove Springs, Florida distribution center.

In fiscal 2003, we plan to incur approximately $450 million of capital expenditures, including approximately $120 million to renovate existing stores, approximately $160 million for new store construction and approximately $170 million for information technology, logistics and distribution spending. We plan to finance capital expenditures during fiscal 2003 through funds generated from operations and existing bank facilities and through use of leases when necessary.

Cash used in financing activities was $381.8 million in fiscal 2002 compared to $403.6 million in fiscal 2001 and cash provided by financing activities of $2.3 billion in fiscal 2000. The decrease in cash used in financing activities from fiscal 2001 to fiscal 2002 was primarily the result of a cash settlement on April 19, 2001 for the hedge contracts related to the $2.6 billion bond offering used as long-term financing for the Hannaford acquisition. In addition, we made a dividend payment of $86.0 million in 2002 compared to $28.6 million in 2001. Cash used by financing activities in 2001 changed sharply from the level of cash provided by financing activities in 2000 due primarily to cash borrowings received to finance the Hannaford acquisition in 2000. In fiscal 2000 we paid $46.0 million in fees in connection with the initial short-term financing for the Hannaford acquisition along with approximately $93 million in dividends.

Debt

We maintain a revolving credit facility with a syndicate of commercial banks providing $350.0 million in committed lines of credit. In December 2002, the credit facility was amended and the line of credit was reduced from $500.0 million to $350.0 million. The credit facility is secured by certain inventory of the Delhaize America operating companies. The $350.0 million facility expires in July 2005 and contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, and an asset coverage ratio. We must be in compliance with these covenants in order to have access to the credit facility. As of December 28, 2002, we were in compliance with all covenants contained in the credit facility. A deteriorating economic or operating environment can subject us to a risk of non-compliance with the covenants. We had no outstanding borrowings under this facility as of December 28, 2002. During 2002, we had average borrowings of $4.7 million at a daily weighted average interest rate of 3.19%. There were borrowings of $140.0 million outstanding at December 29, 2001, all of which were repaid during 2002. This facility is utilized to provide short-term capital to meet liquidity needs as necessary.

On April 19, 2001, we completed the private offering of $600 million in notes at 7.375% due 2006, $1.1 billion in notes at 8.125% due 2011 and $900 million in debentures at 9.000% due 2031. We used the proceeds of this offering to repay in full the outstanding borrowings used to fund the Hannaford acquisition. On November 16, 2001, we offered to exchange the original debt securities for exchange securities that were identical in all material respects to the original debt securities except that such debt securities are registered under the Securities Act, are not subject to the transfer restrictions applicable to the original debt securities and are not subject to any covenants regarding exchange or registration rights. The exchange offer expired on December 17, 2001. $2,542,142,000 of original debt securities were tendered for exchange securities and $57,858,000 in original debt securities were not exchanged.

At the end of fiscal 2002, we had outstanding medium-term notes of $15.8 million due from 2003 to 2006 at interest rates of 8.53% to 8.73% and other notes outstanding of $81.7 million due from 2003 to 2016 at interest rates of 6.16% to 14.15%. At the end of fiscal 2002, we also had long-term debt securities outstanding of $270.8 million, of which $149.5 million matures in 2007 at an interest rate of 7.55% and $121.3 million matures in 2027 at an interest rate of 8.05%. We had mortgage notes payable of $33.6 million due from 2003 to 2016 at interest rates of 7.5% to 10.2% at the end of fiscal 2002.

During the last half of 2002, we repurchased $45 million of our $900 million 9.00% debentures and $23.975 million of our 8.05% debt securities resulting in $8.1 million gain from the early extinguishment of debt offset by expenses of $1.7 million for the related unamortized debt issuance costs and discount written off. Net other loss from extinguishment of debt included $1.5 million loss for the related hedge loss written off. We elected early adoption of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB statement No. 13, and Technical Corrections,” and applied the provisions to our early extinguishment of debt activity during fiscal 2002 (see Note 7 for further discussion).

On December 12, 2001, we were granted a term loan facility by Delhaize the Lion Coordination Center S.A., a Belgian company wholly owned by Delhaize Group, in the amount of $38.0 million intended for general corporate and working capital requirements. On September 19, 2002, we repaid the $38.0 million loan plus accrued interest totaling $1.1 million.

We enter into significant leasing obligations related to our store properties. Capital lease obligations outstanding at the end of fiscal 2002 were $730.9 million compared with $713.9 million at the end of fiscal 2001. These leases generally have terms of up to 20 years. We also had significant operating lease commitments at the end of fiscal 2002. Total annual minimum operating lease commitments are approximately $237.2 million in fiscal 2003, including approximately $27.3 million related to closed store properties, decreasing gradually to approximately $210.3 million in 2007, including approximately $21.7 million related to closed store properties.

As set forth in the tables below, we also have periodic short-term borrowings under informal credit arrangements that are available to us at the lenders’ discretion.

	December 28,	December 29,	December 30,
	2002	2001	2000

	(Dollars in millions)
Outstanding borrowings at year end	$0	$0	$40.0
Average borrowings	2.5	43.0	64.4
Maximum amount outstanding	80.0	117.0	125.0
Daily weighted average interest rate	2.74%	4.70%	7.36%

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

During the fourth quarter of 2001 and the third quarter of 2002, we entered into interest rate swap agreements to manage our exposure to interest rate movements by effectively converting a portion of our debt from fixed to variable rates. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The notional principal amounts of interest rate swap arrangements as of December 28, 2002 were $300 million maturing in 2006 and $200 million maturing in 2011. These agreements are accounted for as fair value hedges.

Prior to the offering of the bonds and debentures on April 19, 2001, our Company entered into interest rate hedge agreements to hedge against potential increases in interest rates. The notional amount of these hedge agreements was $1.75 billion. These hedge agreements were structured to hedge against the risk of increasing market interest rates based on U.S. treasury rates, with the specified rates based on the expected maturities of the related securities. These hedge agreements were settled in connection with the completion of the offering of the bonds and debentures, resulting in a payment in the amount of an unrealized loss of approximately $214 million. As a result of the adoption of Statement of Accounting Standards No. 133 at the beginning of fiscal 2001, the unrealized loss was recorded in other comprehensive income (loss), net of deferred taxes, and is being amortized to interest expense over the term of the associated debt securities. The unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss at December 28, 2002 and December 29, 2001 was $49.5 million and $55.9 million, net of deferred taxes, respectively.

The table set forth below provides the expected principal payments (net of related discounts or premiums) and related interest rates of our long-term debt by fiscal year of maturity.

(Dollars in millions)	2003	2004	2005	2006	2007	Thereafter	Fair Value

Notes, due 2006				$600.0			$582.1
Average interest rate				7.38%
Notes, due 2011						$1,100.0	$1,056.1
Average interest rate						8.13%
Debentures, due 2031						$855.0	$769.6
Average interest rate						9.00%
Medium term notes	$10.7			$5.1			$15.7
Average interest rate	8.63%			8.71%
Debt securities (discount)	$(0.3)	$(0.3)	$(0.3)	$(0.3)	$149.8	$122.2	$244.5
Average interest rate	7.88%	7.88%	7.88%	7.88%	7.55%	8.05%
Mortgage payables	$6.2	$5.4	$3.1	$3.4	$3.4	$12.1	$33.5
Average interest rate	9.64%	9.64%	9.10%	9.09%	9.00%	8.74%
Other notes	$9.8	$7.9	$11.3	$11.4	$11.7	$29.6	$82.4
Average interest rate	6.86%	6.91%	6.99%	7.00%	7.01%	7.21%
Other note payable	$1.9						$1.9
Average interest rate	11.25%
Interest rate swap				$18.5		$2.1	$20.6

We do not trade in foreign markets or in commodities, nor do we have significant concentrations of credit risk. Accordingly, we do not believe that foreign exchange risk, commodity risk or credit risk pose a significant threat to our company.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 28, 2002:

(Dollars in millions)	Total	2003	2004	2005	2006	2007	Thereafter

Long-term debt	$2,979.4	28.3	13.0	14.1	638.1	164.9	2,121.0
Capital lease obligations	1,514.1	117.9	117.6	116.2	115.5	114.4	932.5
Operating leases	2,763.7	237.2	231.7	226.5	219.5	210.2	1,638.6

Self Insurance

We are self-insured for workers’ compensation, general liability and vehicle accident claims. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum self-insured retention, including defense costs per occurrence, ranges from $0.5 million to $1.0 million per individual claim for workers’ compensation and $5.0 million for automobile liability and general liability. These retentions increased in fiscal 2002 from $500,000 in fiscal 2001. We are insured for covered costs, including defense costs, in excess of these retentions. It is possible that the final resolution of some of these claims may require us to make significant expenditures in excess of our existing reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated.

Self-insurance expense related to the above totaled $60.3 million in 2002, $43.3 million in 2001, and $43.8 million in 2000. Total claim payments were $47.7 million in 2002, $44.1 million in 2001, and $37.3 million in 2000.

We implemented a captive insurance program in fiscal 2001 pursuant to which the self-insured reserves related to workers’ compensation, general liability and auto coverage were reinsured by Pride Reinsurance Company, an Irish reinsurance captive owned by an affiliated company of Delhaize Group. The purpose for implementing the captive insurance program is to provide Delhaize Group continuing flexibility in its risk management program while providing certain excess loss protection through anticipated reinsurance contracts with Pride Reinsurance Company. In August 2001, upon incorporation of Delhaize Insurance Co., a subsidiary of our company, we paid an initial premium of approximately $118.5 million, which included loss reserves of approximately $104.0 million and $14.5 million of premiums for the policy period from September 1, 2001 through December 29, 2001. In 2002, we paid an annual premium of approximately $48.8 million and a $7.8 million adjustment necessary to meet the annual actuarial estimate of the liability for claims outstanding. The Delhaize Insurance Co. subsidiary consisted of the following balances:

(Dollars in thousands)	2002	2001

Reinsurance recoverable	$133,703	$118,793
Other assets	726	579
Premiums receivable	8,959	—
Reserve for losses	(119,827)	(104,118)
Losses payable due parent	(13,876)	(14,675)
Insurance balances payable	(8,959)	—
Other liabilities	(196)	(65)

Total net assets	$530	$514

These amounts are included in our consolidated balance sheets.

Impact of Inflation

During fiscal 2002, we experienced actual deflation in our cost of merchandise as a result of transitioning to an Every Day Low Cost (EDLC) program at Food Lion. EDLC is not a promotional strategy, but is a program that impacts the everyday cost of each item. This program factors vendor promotional dollars into the everyday cost of goods through a discount taken from the list price on the invoice, which is reflected as a reduction of inventory balances and ultimately lowers cost of goods sold when the inventory is sold. EDLC encourages more effective promotional plans, which in turn, allows our Company to deliver the best value to our customers. This new ELDC program and its impact on cost is the primary cause of the $32.8 million decrease in the Company’s LIFO reserve during fiscal 2002. During fiscal 2001, we experienced slight inflation on merchandise purchases of 1.09%. During fiscal 2000, we experienced slight deflation on merchandise purchases.

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

The Company has entered into a joint venture with Delhaize Group regarding Bel-Thai Supermarket Co., Ltd. (“Bel-Thai”), a supermarket company based in Thailand. On January 18, 2000, the Company acquired, through a wholly-owned subsidiary, a 51% interest in Bel-Thai for approximately $3.9 million. Delhaize Group owns the remaining 49% interest in Bel-Thai. The Company subsequently contributed additional capital of approximately $8.0 million to Bel-Thai, including $2.4 million in December 2002. The Company’s investment in Bel-Thai was consummated pursuant to arms-length negotiations and was approved by the Board of Directors of the Company (by a vote of the directors unaffiliated with Delhaize). In addition, the Company obtained a fairness opinion from Salomon Smith Barney, an investment banking firm, as to the fairness of the transaction to the Company. The Company’s share of Bel-Thai’s operating loss for fiscal 2002 was not material to the Company’s consolidated results of operations.

On November 27, 2001, the Company loaned $12 million to Detla. The loan balance increased to $16.5 million by the end of fiscal 2002. This loan was amended during 2002 to extend the maturity date until November 27, 2007. Until the maturity date, Detla will pay interest on the unpaid principal amount at a rate equal to LIBOR plus 125 basis points. The $16.5 million is included in “Other Assets” in the Company’s Consolidated Balance Sheet.

On December 12, 2001, the Company was granted a term loan facility by Delhaize The Lion Coordination Center S.A., a Belgian Company wholly owned by Delhaize Group, in the amount of $38 million intended for general corporate and working capital requirements. On September 19, 2002, the Company repaid the $38 million loan plus accrued interest totaling $1.1 million. Originally scheduled to mature on December 12, 2006, the note required interest at a rate equal to LIBOR plus 125 basis points. This loan was recorded in long-term debt in the Company’s 2001 Consolidated Balance Sheet.

The consolidated balance sheets for December 28, 2002 and December 29, 2001 include approximately $114.6 million and $86.0 million in dividends payable to Delhaize Group.

The Company implemented a captive insurance program in fiscal 2001, pursuant to which the self-insured reserves related to workers’ compensation, general liability and auto coverage were reinsured by Pride Reinsurance Company, an Irish reinsurance captive owned by an affiliated company of Delhaize Group. The purpose for implementing the captive insurance program is to provide Delhaize Group continuing flexibility in its risk management program while providing certain excess loss protection through anticipated reinsurance contracts with Pride Reinsurance Company. The balance sheet includes an approximately $13.9 million net receivable from the Irish reinsurance captive related to claims paid by the Company but not yet reimbursed. See Note 1 for further information regarding the captive insurance company.

Recently Adopted Accounting Standards

In April 2002, the Financial Accounting Standards Board, or FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement modifies the treatment of sale-leaseback transactions and extinguishment of debt requiring gains and losses to be treated as ordinary income in most circumstances.

The Company has applied the provisions of SFAS No. 145 to its early extinguishment of debt activity during fiscal 2002 and has classified the gain related to early extinguishment in its income statement below interest expense. See the Company’s Consolidated Statement of Income (Loss) for fiscal 2002. See further discussion in Managements’ Discussion and Analysis — Debt.

On December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which required that we cease amortizing goodwill and other intangible assets with indefinite lives, and begin an annual assessment of potential impairment of goodwill and other indefinite lived intangible assets by comparing the book value of these assets to their current fair value. Accordingly, during the first quarter of 2002, the Company performed its transitional assessment for potential impairment at each of our three operating banners, since each chain represents a separate operating segment as defined by SFAS No. 131 and a separate reporting unit as defined by SFAS No. 142. In performing its assessment, the carrying value of assets and liabilities was determined for each reporting unit and compared to the fair value of each reporting unit, which was obtained from independent appraisals. If the carrying value of the reporting unit exceeded its fair value, an assessment of impairment was then necessary.

The Company’s impairment assessment at its individual operating banners resulted in a non-cash impairment charge totaling approximately $288 million before taxes ($284 million net of taxes), which was recorded as a cumulative effect of change in accounting principle in the first quarter 2002. This impairment charge relates primarily to goodwill associated with the Delhaize Group share exchange and with the Company’s acquisitions of Kash n’ Karry and Hannaford. In addition, this impairment, including the fourth quarter 2002 reduction in intangible values noted below at the Kash n’ Karry banner, is due to Kash n’ Karry’s recent operating performance. The Florida market, where Kash n’ Karry is concentrated, is one of the most competitive markets in the Southeast region. In addition, this market has experienced the impact of security concerns and economic pressures, which continue to negatively impact temporary residence and tourism in the state. The Hannaford banner carries a significant goodwill balance due to the initial acquisition in 2000 and the assignment of goodwill to this banner related to the share exchange. The Company has experienced changes in economic conditions subsequent to these events.

The Company’s policy requires that an annual impairment assessment will be conducted in the fourth quarter of each year in accordance with SFAS 142. During the fourth quarter of 2002, testing led to additional impairment loss at the Company’s Kash n’ Karry banner. As a result, the intangible values at our Kash n’ Karry banner were reduced by approximately $26.9 million during the fourth quarter of 2002.

As a result of the adoption of SFAS No. 142, amortization expense of approximately $88 million for goodwill and other indefinite life assets was appropriately not recognized in fiscal 2002.

The following schedule reconciles the income before cumulative effect of change in accounting principle adjusted to exclude after-tax amortization expense in fiscal 2000 and 2001, prior to the adoption of SFAS No. 142:

(Dollars in millions)	Fiscal 2002	Fiscal 2001	Fiscal 2000

Income before cumulative effect of change in accounting principle	$252	$161	$155
Add: Goodwill amortization (net of tax)	—	46	21
Adjusted income before cumulative effect of change in accounting principle	$252	$207	$176

     The carrying amount of goodwill and trademarks at each of the Company’s reporting units follows:

	Fiscal 2002	Fiscal 2002
(Dollars in millions)	Goodwill	Trademarks

Food Lion	$1,142	$249
Hannaford	1,765	223
Kash n’ Karry	—	—
	$2,907	$472

As of December 28, 2002 and December 29, 2001, the Company’s intangible assets with finite lives consist of favorable leasehold improvements, liquor licenses, pharmacy files, and developed software. The components of its intangible assets with finite lives are as follows:

	Fiscal 2002			Fiscal 2001

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Value	Amortization	Net	Value	Amortization	Net

Favorable leasehold interest	$364	$(67)	$297	$380	$(30)	$350
Other	30	(6)	24	30	(4)	26
Total	$394	$(73)	$321	$410	$(34)	$376

Estimated amortization expense for intangible assets with finite lives for the five succeeding fiscal years follows:

(Dollars in millions)

2003	$37.3
2004	36.6
2005	34.6
2006	32.5
2007	28.7

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for financial statements issued for years beginning after December 15, 2001. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and to develop a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 was effective as of the beginning of the current fiscal year. The adoption of this standard did not have a significant effect on the Company’s financial statements. See Note 1 to the Company’s Financial Statements for further information regarding our impairment testing under SFAS No. 144.

In June 2001, the FASB issued SFAS, No. 141, “Business Combinations”. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board, or APB, Opinion No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Pre-acquisition Contingencies of Purchased Enterprises”. All business combinations that come within the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. SFAS No. 141 also sets forth new criteria for separability and inseparability of intangible assets. The application of SFAS No. 141 resulted in the Company’s identification of certain intangible assets such as assembled work force and distribution network that did not meet the separability criteria of SFAS No. 141, which were re-classified into goodwill along with their related deferred tax liabilities.

Recently Issued Accounting Standards

SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, was issued by the FASB in January 2003 and amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. Certain new disclosure provisions of SFAS No. 148 are required for fiscal years ending after December 15, 2002. See the Company’s “Summary of Significant Accounting Policies” in Note 1 of its Consolidated Financial Statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which is an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. See the Company’s “Summary of Significant Accounting Policies” in Note 1 of its Consolidated Financial Statements.

Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received,” was proposed in September of 2002 and a consensus was reached in January 2003. This issue addresses new guidelines to support the accounting, by a retailer, of vendor allowances, and directs that certain allowances received from a vendor should be presumed to be a part of inventory and recognized as the product is sold, unless the allowance is a reimbursement of specific costs incurred in advertising the vendor’s products. Although the Company records allowances appropriately as a reduction of cost of sales according to previous GAAP guidelines, we are currently analyzing the effect this issue would have on our financial statements. We believe this change will have an impact on the timing of the recognition of certain allowances that will now be a part of inventory and recognized when the related product is sold.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued by the FASB in June 2002. SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities (including store closings). SFAS No. 146 replaces previous accounting guidance, principally EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Issue 94-3 required that a liability for an exit cost be recognized when the company committed to a specific plan; whereas, SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. See “Subsequent Events” below for a discussion of the Company’s application of SFAS No. 146 subsequent to fiscal 2002 year-end.

In June 2001, the FASB also issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and applies to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing the potential effect of SFAS No. 143 on its financial statements.

Subsequent Events

During the first quarter of 2003, the Company announced plans to close 42 of its stores. These under performing Food Lion and Kash n’ Karry stores were closed in the first quarter of fiscal 2003. Food Lion is implementing additional cost saving initiatives by streamlining and optimizing the functioning of its support and management structure to provide a more productive sales base. These initiatives involve a reduction in work force affecting approximately 400 associates. Management expects the 42 store closings and additional cost savings initiatives will have a positive impact on the ongoing operational results of the Company and expects pre-tax expenses in the range of $40 to $45 million to be recorded in the first quarter of 2003 in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 146. In addition, in accordance with the provisions of SFAS No. 144, the portion of these costs associated with closing the 42 under performing stores, as well as related operating activity for these stores, will be appropriately accounted for as “discontinued operations” in the Company’s future filings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information set forth beneath the heading “Market Risk” under Item 7 hereof is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Income (Loss)

	Successor	Successor	Predecessor	Predecessor
	Company	Company	Company	Company

		Period from	Period from
		April 29,	December 31,
	Year Ended	2001 to	2000 to	Year Ended
	December 28,	December 29,	April 28,	December 30,
(Dollars in thousands)	2002	2001	2001	2000

Net sales and other revenues	$15,043,477	$10,178,411	$4,734,816	$12,669,149
Cost of goods sold	11,166,640	7,562,555	3,556,170	9,562,231
Selling and administrative expenses	3,110,468	2,117,365	978,255	2,521,935
Store closing provision	2,837	5,298	2,288	42,834
Asset impairment provision	26,900	7,036	—	26,961
Merger expense	—	13,721	25,992	38,546

Operating income	736,632	472,436	172,111	476,642
Interest expense	330,195	233,891	108,362	213,057
Net gain from extinguishment of debt	6,361	—	—	—
Net other loss from extinguishment of debt	1,550	—	—	—

Income before income taxes and cumulative effect of change in accounting principle	411,248	238,545	63,749	263,585
Provision for income taxes	159,573	111,980	29,551	108,099

Income before cumulative effect of change in accounting principle	251,675	126,565	34,198	155,486
Cumulative effect of change in accounting principle, net of tax	284,097	—	—	—

Net (loss) income	$(32,422)	$126,565	$34,198	$155,486

See notes to the consolidated financial statements.

Consolidated Balance Sheets

	Successor	Successor
	Company	Company
	December 28,	December 29,
(Dollars in thousands)	2002	2001

Assets
Current assets:
Cash and cash equivalents	$131,641	$137,206
Receivables, net	142,371	198,158
Receivable from affiliate	14,483	14,718
Income tax receivable	6,036	8,429
Inventories	1,340,847	1,239,470
Prepaid expenses	30,622	28,250
Deferred tax assets	18,976	6,169

Total current assets	1,684,976	1,632,400
Property and equipment, net	3,041,465	3,011,279
Goodwill, net	2,907,305	3,273,385
Other intangibles, net	792,689	885,455
Reinsurance recoverable from affiliate (Note 1)	119,827	104,118
Other assets	88,554	63,361

Total assets	$8,634,816	$8,969,998

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings		$140,000
Accounts payable	$762,179	693,729
Dividend payable	114,636	86,093
Payable to affiliate	8,959	—
Accrued expenses	314,851	302,364
Capital lease obligations — current	32,652	38,118
Long-term debt — current	28,294	17,890
Other liabilities — current	49,372	35,534

Total current liabilities	1,310,943	1,313,728
Long-term debt	2,951,072	3,065,446
Capital lease obligations	698,283	675,746
Deferred income taxes	357,314	459,525
Other liabilities	273,502	265,784

Total liabilities	5,591,114	5,780,229

Commitments and contingencies (Note 17)
Shareholders’ equity:
Class A non-voting common stock, authorized 1,280,160,900,000 shares; 91,050,642,000 shares issued and outstanding at December 28, 2002 and 91,050,495,000 shares at December 29, 2001	53,222	53,149
Class B voting common stock, authorized 1,500,000,000 shares; 75,287,000 shares issued and outstanding at December 28, 2002 and December 29, 2001	37,645	37,645
Accumulated other comprehensive loss, net of tax	(71,130)	(64,471)
Additional paid-in capital, net of unearned compensation	2,467,397	2,452,945
Retained earnings	556,568	710,501

Total shareholders’ equity	3,043,702	3,189,769

Total liabilities and shareholders’ equity	$8,634,816	$8,969,998

See notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

		Successor	Predecessor
		Company	Company
	Successor	Period from	Period from
	Company	April 29,	December 31,
	Year Ended	2001 to	2000 to
	December 28,	December 29,	April 28,
(Dollars in thousands)	2002	2001	2001

Cash flows from operating activities
Net income(loss)	$(32,422)	$126,565	$34,198
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	284,097	—	—
Depreciation and amortization	463,859	385,969	162,259
Non-cash portion of merger expense	—	—	21,682
Non-cash portion of merger expense -parent acquisition	—	11,708	—
Amortization of debt fees/costs	2,005	1,353	55
Amortization of debt premium/(discount)	1,133	(58)	430
Amortization of deferred loss on derivative	8,490	5,725	523
Amortization and termination of restricted shares	10,276	4,582	1,472
Accrued interest on interest rate swap	(3,472)	—	—
Loss (gain) on disposals of property and capital lease terminations	1,752	(899)	2,048
Store closing provisions/recovery	2,837	5,298	2,288
Net gain from extinguishment of debt	(6,361)	—	—
Net other loss from extinguishment of debt	1,550	—	—
Asset impairment provisions	26,900	7,036	—
Deferred income taxes provision (benefit)	55,146	37,211	(24)
Other	4,927	4,684	(199)
Changes in operating assets and liabilities which provided (used)cash (net of effect of acquisition in 2001):
Receivables	60,352	(38,986)	45,523
Net receivable from affiliate	9,124	(14,648)	—
Income tax receivable	2,393	3,924	70,130
Inventories	(101,377)	46,181	53,504
Prepaid expenses	(2,372)	(4,042)	3,519
Reinsurance recoverable	—	(104,118)	—
Other assets	(1,324)	3,104	(1,243)
Accounts payable	68,451	(5,979)	(62,844)
Accrued expenses	17,832	50,312	(49,366)
Other liabilities	(25,405)	(16,258)	(8,395)

Total adjustments	880,813	382,099	241,362

Net cash provided by operating activities	848,391	508,664	275,560

Cash flows from investing activities
Capital expenditures	(484,973)	(272,215)	(122,577)
Proceeds from sale of property	17,305	25,741	4,230
Other investment activity	(4,439)	(13,434)	(816)

Net cash used in investing activities	(472,107)	(259,908)	(119,163)

Cash flows from financing activities
Net (payments) proceeds under short-term borrowings	(140,000)	(105,000)	(2,495,000)
Principal payments on long-term debt	(118,455)	(124,671)	(7,317)
Proceeds from issuance of long-term debt	—	38,000	2,600,000
Principal payments under capital lease obligations	(30,237)	(23,474)	(10,210)
Direct financing costs incurred	—	—	(23,105)
Dividends paid	(86,023)	—	(28,572)
Parent common stock repurchased	(11,720)	(18,069)	—
Proceeds from stock options exercised	4,586	6,011	2,031
Payment to dissenters	—	(136)	—
Cash paid to settle derivative instruments	—	—	(214,071)

Net cash (used in) provided by financing activities	(381,849)	(227,339)	(176,244)

Net (decrease) increase in cash and cash equivalents	(5,565)	21,417	(19,847)
Cash and cash equivalents at beginning of year	137,206	115,789	135,636

Cash and cash equivalents at end of year	$131,641	$137,206	$115,789

See notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

Predecessor
Company
Year Ended
December
(Dollars in thousands)	30, 2000

Cash flows from operating activities
Net income	$155,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	372,541
Non-cash portion of merger expense	27,634
Non-cash portion of merger expense -parent acquisition	—
Amortization of debt fees/costs	—
Amortization of debt premium/(discount)	—
Amortization of deferred loss on derivative	—
Loss on disposals of property and capital lease terminations	6,896
Store closing provisions	42,834
Asset impairment provisions	26,961
Deferred income taxes	27,970
Other	3,525
Changes in operating assets and liabilities which provided (used)cash(net of effect of acquisition in 2000):
Receivables	30,807
Net receivable from affiliate	—
Income tax receivable	(53,427)
Inventories	100,598
Prepaid expenses	(2,843)
Reinsurance recoverable	—
Other assets	(1,081)
Accounts payable	(30,736)
Accrued expenses	(35,715)
Income taxes payable	4,565
Other liabilities	(29,810)

Total adjustments	490,719

Net cash provided by operating activities	646,205

Cash flows from investing activities
Capital expenditures	(392,968)
Proceeds from sale of property	76,346
Investment in Hannaford, net of cash acquired	(2,637,870)
Other investment activity	(9,508)

Net cash used in investing activities	(2,964,000)

Cash flows from financing activities
Proceeds under 364-day term loan facility	2,415,000
Net (payments) proceeds under short-term borrowings	23,000
Principal payments on long-term debt	(21,441)
Proceeds from issuance of long-term debt	4,935
Principal payments under capital lease obligations	(27,272)
Direct financing costs incurred	(45,998)
Dividends paid	(92,907)
Parent common stock repurchased	—
Proceeds from stock options exercised	4,393
Payment to dissenters	—
Cash paid to settle derivative instruments	—

Net cash (used in) provided by financing activities	2,259,710

Net (decrease) increase in cash and cash equivalents	(58,085)
Cash and cash equivalents at beginning of year	193,721

Cash and cash equivalents at end of year	$135,636

See notes to the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

	Class A		Class B
	Common		Common
(Dollars and shares in thousands except	Stock		Stock
per share amounts)	Shares	Amount	Shares	Amount

Balances January 1, 2000	68,465,607	$39,965	75,290	$37,645
Cash dividends declared:
Class A — $.00067 per share
Class B — $.57040 per share
Sale of stock	312,644	183
Restricted shares (see Note 14)	65,955	38
Stock consideration given in Hannaford acquisition including options, net of issuance costs	21,947,608	12,812
Shares granted under restricted plan
Amortization of restricted stock
Unrealized gain on securities
Net income

Total comprehensive income

Balances December 30, 2000	90,791,814	52,998	75,290	37,645

Cash dividends declared:
Class A — $.00019 per share
Class B — $.15690 per share
Sale of stock	258,681	151
Shares granted under restricted plan
Amortization of restricted stock
Other comprehensive income (loss):
Net income
Other comprehensive loss, net of tax of approximately $75.1 million, upon adoption of SFAS No. 133
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
Stock compensation charge (see Note 1)
Other comprehensive income (loss):
Additional minimum pension liability, net of tax
Net income
Unrealized loss on securities
Amortization of deferred loss on hedge into interest expense

Total comprehensive income (loss)

Balances December 29, 2001	91,050,495	53,149	75,290	37,645

Investment in WWRE	147	73
Cash dividends declared:
Class A — $.001258 per share
Class B — $.001258 per share
Sale of parent company ADSs
Non-qualified ADSs options exercised
ADSs granted under restricted plan
Amortization of restricted ADSs
Parent common stock (ADSs) repurchased
Parent common stock (ADSs) issued
Parent common stock (ADSs) terminated
Payment of taxes with restricted shares
Other comprehensive income (loss):
Net income
Unrealized loss on securities
Amortization of deferred loss on hedge into interest expense

Total comprehensive income (loss)

Balances December 28, 2002	91,050,642	$53,222	75,290	$37,645

See notes to the consolidated financial statements.

	Additional	Other
	Paid-in	Comprehensive	Unearned	Retained
	Capital	Income (Loss)	Compensation	Earnings	Total

Balances January 1, 2000	$155,280	—	—	$1,445,976	$1,678,866
Cash dividends declared:
Class A — $.00067 per share				(49,960)	(49,960)
Class B — $.5704 per share				(42,947)	(42,947)
Sale of stock	2,429				2,612
Restricted shares (see Note 14)	1,048				1,086
Stock consideration given in Hannaford acquisition including options, net of issuance costs	681,509				694,321
Shares granted under restricted plan	9,818		(9,818)		—
Amortization of restricted stock			1,611		1,611
Unrealized gain on securities		84			84
Net income				155,486	155,486

Total comprehensive income					155,570

Balance December 30, 2000	850,084	84	(8,207)	1,508,555	2,441,159

Cash dividends declared:
Class A — $.00019 per share				(16,759)	(16,759)
Class B — $.15690 per share				(11,813)	(11,813)
Sale of stock	1,880				2,031
Shares granted under restricted plan	4,102		(4,102)		—
Amortization of restricted stock			1,472		1,472
Other comprehensive income (loss):
Net income				34,198	34,198
Other comprehensive loss, net of tax of approximately $75.1 million, upon adoption of SFAS No.133		(122,500)			(122,500)
Unrealized loss on securities, net of tax		(195)			(195)
Change in fair value of deferred loss on derivative contract		(9,900)			(9,900)

Total comprehensive income (loss)					(98,397)

Balances April 28, 2001	856,066	(132,511)	(10,837)	1,514,181	2,317,693

Adjustments in connection with the share exchange	1,597,183	72,979	(7,973)	(834,616)	827,573
Cash dividends declared:
Class A — $.000944 per share				(85,952)	(85,952)
Class B — $.000944 per share				(71)	(71)
Sale of parent company ADSs	6,011				6,011
Tax benefit of non-qualified ADSs options exercised	4,804				4,804
ADSs granted under restricted plan	(257)		551		294
Amortization of restricted ADSs			4,288		4,288
Payment to dissenters	(136)				(136)
Parent common stock (ADSs) repurchased	(18,069)				(18,069)
Parent common stock (ADSs) issued	9,606			(9,606)
Stock compensation charge (see Note 1)	11,708				11,708
Other comprehensive income (loss):
Additional minimum pension liability, net of tax		(8,365)			(8,365)
Net income				126,565	126,565
Unrealized loss on securities		(124)			(124)
Amortization of deferred loss on hedge into interest expense		3,550			3,550

Total comprehensive income (loss)					121,626

Balances December 29, 2001	2,466,916	(64,471)	(13,971)	710,501	3,189,769

Investment in WWRE	2,927				3,000
Cash dividends declared:
Class A — $.001258 per share				(114,542)	(114,542)
Class B — $.001258 per share				(94)	(94)
Sale of parent company ADSs	4,586				4,586
Tax benefit of non-qualified ADSs options exercised	1,508				1,508
ADSs granted under restricted plan	6,055		(6,055)
Amortization of restricted ADSs			7,662		7,662
Parent common stock (ADSs) repurchased	(11,720)				(11,720)
Parent common stock (ADSs) issued	6,875			(6,875)
Parent common stock (ADSs) terminated	(591)		3,205		2,614
Other comprehensive income (loss):
Net income (loss)				(32,422)	(32,422)
Additional minimum pension liability, net of tax		(12,550)			(12,550)
Unrealized loss on securities		(451)			(451)
Extinguishment of debt — derivative		1,078			1,078
Amortization of deferred loss on hedge into interest expense		5,264			5,264
Total comprehensive income (loss)					(39,082)

Balances December 28, 2002	$2,476,556	$(71,130)	$(9,159)	$556,568	$3,043,702

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Policies

Basis of Presentation

On April 25, 2001, Delhaize America, Inc. (“Delhaize America” or the “Company”) became a wholly-owned subsidiary of Delhaize Group as a result of the Delhaize Group share exchange (see Note 2). This transaction was accounted for as a purchase, and in connection with this treatment, a new entity has been deemed created for financial reporting purposes. Accordingly, in these financial statements, the periods prior to the date of the Delhaize Group share exchange relate to the “predecessor company” and the periods subsequent to the date of the Delhaize Group share exchange relate to the “successor company”. For comparability purposes, combine the predecessor and the successor periods for fiscal 2001.

Nature of Operations

As of December 28, 2002, the Company operated 1,485 retail food supermarkets and 11 distribution centers in 16 states in the eastern United States. The Company’s stores, which are operated under the banners of Food Lion, Hannaford, and Kash n’ Karry, sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen foods, deli-bakery and non-food items, such as health and beauty care, prescriptions, and other household and personal products.

Principles of Consolidation

In August 1999, the Company changed its name from Food Lion, Inc. to Delhaize America, Inc., and in connection therewith substantially all of the assets and operations of the Company’s Food Lion business were transferred to a newly-formed, wholly-owned, direct subsidiary of the Company. This transaction had no effect on the Company’s consolidated financial statements since the transfers were among the Company’s wholly-owned subsidiaries and was recorded at historical book values. As a result of this transaction, the Company is structured as a holding company with several wholly-owned operating subsidiaries. Delhaize America, Inc., the holding company, serves as the consolidating entity for all of the Company’s supermarket chains.

The consolidated financial statements include the accounts of Delhaize America, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Operating Segment

The Company engages in one line of business, the operation of general food supermarkets located in the eastern United States. Each of our three operating banners represents a separate operating segment as defined by SFAS No. 131; however, the Company has met the aggregation requirements.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to December 31. Fiscal years 2002, 2001 and 2000 ended on December 28, 2002, December 29, 2001, and December 30, 2000, respectively. Fiscal years 2002, 2001 and 2000 each included 52 weeks.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Negative cash balances of $59.4 million and $69.0 million at December 28, 2002 and December 29, 2001, respectively, have been reclassified to Accounts Payable on the Company’s Consolidated Balance Sheet.

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

Inventories

Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 80% of inventories in 2002 and 2001. Meat, produce, deli-bakery inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method were used entirely, inventories would have been $32.0 million and $64.8 million greater in 2002 and 2001, respectively. In connection with the accounting for the Delhaize Group share exchange discussed in Note 2, the Company recorded a reduction to the basis for the LIFO inventories in the amount of $78.6 million. Application of the LIFO method resulted in a decrease in cost of goods sold of $32.8 million for the 52 weeks ended December 28, 2002 and increases of $0.8 million for the 17 weeks ended April 28, 2001, and $0.7 million for the 35 weeks ended December 29, 2001, with a decrease in the cost of goods sold of $1.0 million in 2000.

In 2002, Food Lion transitioned to an Every Day Low Cost (EDLC) program in order to more efficiently and effectively manage the business. EDLC is not a promotional strategy, but is a program that impacts the everyday cost of each item. This program factors vendor promotional dollars into the everyday cost of goods through a discount taken from the list price on the invoice, which is reflected as a reduction of inventory balances and ultimately lowers cost of goods sold when the inventory is sold. EDLC encourages more effective promotional plans, which in turn, allows the Company to deliver the best value to its customers. This new ELDC program and its impact on cost is the primary cause of the $32.8 million decrease in the Company’s LIFO reserve during fiscal 2002.

Property and Equipment

Property is stated at historical cost and depreciated on a straight-line basis over the estimated service lives of assets, generally as follows:

Buildings	40 years
Furniture, fixtures and equipment	3-14 years
Leasehold improvements	10 years
Vehicles	3-12 years
Property under capital leases	Lease term

Intangible Assets

Intangible assets primarily include goodwill, trademarks and favorable lease rights, all of which have been acquired in conjunction with acquisitions accounted for under the purchase method of accounting. Intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives. Indefinite lived intangible assets such as goodwill and trademarks are no longer amortized in accordance with Statement of Financial Accounting Standards, (SFAS) No. 142, which was adopted in 2002.

The following table summarizes the useful lives of intangible assets with finite lives:

Favorable lease rights	Lease term
Prescription files	15 years

During 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective December 31, 2001. Under SFAS No. 142, the Company is required to cease amortizing goodwill and other intangible assets with indefinite lives, and begin an annual assessment of goodwill and other intangibles with indefinite lives by comparing the book value of these assets to their current fair value. The Company’s transitional impairment analysis (required upon adoption of the standard) resulted in an impairment charge totaling $288 million before tax ($284 million after tax) which was recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle on the Company’s Statement of Income (Loss) (see Note 4). This impairment charge relates primarily to goodwill associated with the Delhaize Group share exchange and with the Company’s acquisitions of Kash n’ Karry and Hannaford. In addition, this impairment, including the fourth quarter of 2002 reduction in intangible values noted below at the Kash n’ Karry banner, is due to Kash n’ Karry’s recent operating performance. The Florida market, where Kash n’ Karry is concentrated, is one of the most competitive markets in the Southeast region. In addition, this market has experienced the impact of security concerns and economic pressures, which continue to negatively impact temporary residence and tourism in the state. The Hannaford banner carries a significant goodwill balance due to the initial acquisition in 2000 and the assignment of goodwill to this banner related to the share exchange. The Company has experienced changes in economic conditions subsequent to these events.

The Company’s policy requires that an annual impairment assessment will be conducted in the fourth quarter of each year in accordance with SFAS 142. During the fourth quarter of 2002, testing led to additional impairment loss at the Company’s Kash n’ Karry banner. As a result, the intangible values at our Kash n’ Karry banner were reduced by approximately $26.9 million during the fourth quarter of 2002.

Asset Impairment

In August 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 144, “Accounting for the Impairment or Disposal of

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

During 2002, the Company adopted SFAS No. 144 and there was no impairment as a result of this testing in fiscal 2002. In 2001 and 2000, the pre-tax charge included in the Company’s income statement for asset impairment was $7.0 million and $27.0 million, respectively. The fiscal 2001 and 2000 impairment losses were attributable to certain under performing store assets based on estimated fair market values associated with those store assets in accordance with SFAS No. 121.

In accordance with SFAS No. 144, the Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company monitors the carrying value of our retail stores, its lowest level asset group for which identifiable cash flows are independent of other groups of assets and liabilities, for potential impairment based on projected undiscounted cash flows. If impairment is identified for retail stores, the Company compares the asset group’s estimated fair market value to its current carrying value and records provisions for impairment as appropriate. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on our previous experience in disposing of similar assets and current economic conditions. The carrying value of assets to be disposed amounted to approximately $21.1 million, $42.4 million, and $36.6 million at December 28, 2002, December 29, 2001, and December 30, 2000, respectively. At December 28, 2002, under the guidance of SFAS No. 144, these assets were classified as held for use because they do not meet the probability of sale within the one year period criteria.

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

Vendor Allowances

The Company receives allowances and credits from suppliers primarily for volume incentives, new product introductions and support for promotional activities. Volume incentives are typically based on contractual arrangements covering a period of one year or less and are recognized as a reduction to the cost of inventory as they are earned based on quantities purchased. New product introduction allowances compensate the Company for costs incurred associated with product handling and are deferred and recognized over the product introductory period. These allowances are recognized as a reduction to cost of sales. Allowances and credits for promotional activities are recognized when the related advertising expenses are incurred and are recorded as a reduction of advertising expense, which is also included in cost of sales.

Advertising Costs

Advertising costs are expensed as incurred and included in cost of goods sold. The Company recognizes co-operative advertising income received from suppliers as a reduction of advertising expense in the period in which the related expense occurs. The Company recorded advertising expense of $113.5 million for the 52 weeks ended December 28, 2002, $67.1 million for the 35 weeks ended December 29, 2001, $35.5 million for the 17 weeks ended April 28, 2001, and $78.2 million for fiscal 2000.

Capitalized Interest

The Company capitalizes interest costs incurred to bring certain assets to their intended use. Capitalized interest was $2.6 million for the 52 weeks ended December 28, 2002, $1.9 million for the 35 weeks ended December 29, 2001, $1.0 million for the 17 weeks ended April 28, 2001, and $3.4 million for fiscal 2000.

Store Opening Costs

Costs associated with the opening of new stores are expensed as incurred.

Store Closing Costs

The Company generally intends to complete planned closings within a one-year period following the business decision to close. As most of the Company’s stores are located in leased facilities, a lease liability (recorded in Other Liabilities in the Consolidated Balance Sheets) is recorded for the present value of the estimated remaining non-cancelable lease payments after the closing date, net of estimated subtenant income. In addition, the Company records a liability for expenditures to be incurred after the store closing which are required under leases or local ordinances for site preservation during the period before lease termination or sale of the property. These other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes. The value of owned property and equipment related to a closed store is reduced to reflect recoverable values based on the Company’s previous experience in disposing of similar assets and current economic conditions. Any reductions in the recorded value of owned property and equipment for closed stores is reflected as an asset impairment charge. Disposition efforts related to store leases and owned property begin immediately following the store closing.

Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. Severance costs are rarely incurred in connection with store closings. Store closing liabilities are reviewed quarterly to ensure that any accrued amounts appropriately reflect the outstanding commitments and that any additional costs are accrued or amounts that are no longer needed for their originally intended purpose are reversed to income.

Significant cash outflows associated with closed stores relate to ongoing lease payments. Because closed store leases are classified consistently with capital leases, the principal portion of lease payments reduces the lease liability, while the interest portion of the lease payment is recorded as interest expense in the current period.

Merger Expenses

Merger expenses for the 17 weeks ended April 28, 2001, and fiscal 2000 consisted principally of the amortization of costs incurred in connection with the borrowings related to the Hannaford acquisition (see Note 2). Merger expenses for the 35 weeks ended December 29, 2001 included costs incurred in connection with the Delhaize Group share exchange, including an $11.7 million charge to compensation expense related to the exchange of the Company’s stock options for Delhaize Group options.

Self Insurance

The Company is self-insured for workers’ compensation, general liability and vehicle accident claims. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum self-insured retention, including defense costs per occurrence, ranges from $0.5 million to $1.0 million per individual claim for workers’ compensation and $5.0 million for automobile liability and general liability. These retentions increased in fiscal 2002 from $500,000 in fiscal 2001. The Company is insured for covered costs, including defense costs, in excess of these retentions. It is possible that the final resolution of some of these claims may require the Company to make significant expenditures in excess of its existing reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated.

Self insurance expense related to the above totaled $60.3 million for the 52 weeks ended December 28, 2002, $26.0 million for the 35 weeks ended December 29, 2001, $17.3 million for the 17 weeks ended April 28, 2001, and $43.8 million for fiscal 2000. Total claim payments were $47.7 million for the 52 weeks ended December 28, 2002, $29.7 million for the 35 weeks ended December 29, 2001, $14.4 million for the 17 weeks ended April 28, 2001, and $37.3 million for fiscal 2000.

The Company implemented a captive insurance program in fiscal 2001 pursuant to which the self-insured reserves related to workers’ compensation, general liability and auto coverage were reinsured by Pride Reinsurance Company, an Irish reinsurance captive owned by an affiliated company of Delhaize Group. The purpose for implementing the captive insurance program is to provide Delhaize Group continuing flexibility in its risk management program while providing certain excess loss protection through anticipated reinsurance contracts with Pride Reinsurance Company. In August 2001, upon incorporation of Delhaize Insurance Co., a subsidiary of Delhaize America, the Company paid an initial premium of approximately $118.5 million, which included loss reserves of approximately $104.0 million and $14.5 million of premiums for the policy period from September 1, 2001 through December 29, 2001. In 2002, the Company paid an annual premium of approximately $48.8 million and a $7.8 million adjustment necessary to meet the annual actuarial estimate of the liability for claims outstanding. The Delhaize Insurance Co. subsidiary consisted of the following balances:

(Dollars in thousands)	2002	2001

Reinsurance recoverable	$133,703	$118,793
Other assets	726	579
Premiums receivable*	8,959	—
Reserve for losses	(119,827)	(104,118)
Losses payable to insured	(13,876)	(14,675)
Insurance balances payable*	(8,959)	—
Other liabilities	(196)	(65)

Total net assets	$530	$514

These amounts are included in the Company’s Consolidated Balance Sheets.

*     Includes adjustment of approximately $7.8 million to meet actuarial estimate and $1.1 million premium increase due for 2002 as a result of increased retention levels (discussed above).

Statements of Cash Flows

Selected cash payments and non-cash activities were as follows:

		Successor Company	Predecessor Company
		Period from April	Period from
	Successor Company	29, 2001 to	December 31, 2000	Predecessor Company
(Dollars in thousands)	Fiscal 2002	December 29, 2001	to April 28, 2001	Fiscal 2000

Cash payments (refunds) for income taxes	$98,860	$65,698	$(40,206)	$129,582
Cash payments for interest, net of amounts capitalized	329,743	195,143	117,642	199,072
Non-cash investing and financing activities:
Capitalized lease obligations incurred for store properties and equipment	53,410	46,198	21,128	98,215
Capitalized lease obligations terminated for store properties and equipment	10,576	8,572	5,560	16,244
Change in reinsurance recoverable and other liabilities	15,709	—	—	—

Excess purchase price related to parent acquisition	—	748,950	—	—
LIFO fair value adjustment related to parent acquisition	—	78,623	—	—
Investment in WWRE	3,000	—	—	—
Accounts receivable on sale leaseback	4,565	—	—	—
Write off direct financing lease	1,231
Delhaize Group Share Exchange final adjustment to purchase price allocation:
Property	44,433	—	—	—
Deferred income taxes	43,752	—	—	—
Capital lease obligations	4,475	—	—	—
Accrued expenses	5,156	—	—	—
Reclassification of deferred taxes to goodwill related to intangible assets that did not meet the separability criteria of SFAS No. 141	117,895	—	—	—
Additional minimum pension liability	20,716	13,811	—	—
Dividends declared but not paid	114,636	86,023	—	—
Acquisition of Hannaford:
Stock consideration and options given in acquisition	—	—	—	698,230
Final allocation of purchase price	—	24,301	3,893	—

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

Long-term debt: At December 28, 2002 and December 29, 2001, the Company estimated that the fair value of its long-term debt was approximately $2.8 billion and $3.4 billion, respectively. The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt with the same remaining maturities.

Financial instruments: The fair values of interest rate hedging agreements and interest rate swap agreements (see Note 7) are estimated using the present value of the difference between the contracted rates and the applicable forward rates. At December 28, 2002 and December 29, 2001, the fair value of the interest rate swap agreements reflected a gain of $20.6 million and a loss of $6.3 million, respectively. At

December 28, 2002 and December 29, 2001, the net unrealized loss on hedges recorded in Accumulated Other Comprehensive Loss was approximately $49.5 million and $55.9 million, net of deferred taxes, respectively.

Accounting for Stock Issued to Employees

The Company has a stock option plan that is described fully in Note 14. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

		Successor	Predecessor
		Company	Company
		for the 35	for the 17
		Weeks Ended	Weeks Ended
	Fiscal	December 29,	April 28,	Fiscal
(Dollars in thousands)	2002	2001	2001	2000

Net (loss) earnings — as reported	$(32,422)	$126,565	$34,198	$155,486
Deduct: Total stock-based employee compensation expense determined using fair value based method (net of tax)	(9,380)	(3,286)	(1,659)	(1,648)

Net (loss) earnings — pro forma	$(41,802)	$123,729	$32,539	$153,838

The weighted average fair value at date of grant for options granted during 2002, 2001, and 2000 was $10.06, $14.38, and $6.40 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model using the following assumptions:

		Successor	Predecessor
		Company	Company
		For the	For the
		35 Weeks	17 Weeks
		Ended	Ended
	Fiscal	December	April	Fiscal
	2002	29,2001	28,2001	2000

Expected dividend yield(%)	7.3	2.2	0.8	3.0
Expected volatility (%)	38.8	36.0	36.0	37.0
Risk-free interest rate(%)	4.6	3.8	4.9	6.3
Expected term (years)	5.2	4.0	4.0	9.0

Reclassification

Certain financial statement items previously reported have been reclassified to conform to the current year’s presentation.

Recently Issued Accounting Standards

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, was issued by the FASB in January 2003 and amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain new disclosure provisions of SFAS No. 148 are required for fiscal years ending after December 15, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which is an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. See Debt Guarantees below.

Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received,” was proposed in September of 2002 and a consensus was reached in January 2003. This issue addresses new guidelines to support the accounting, by a retailer, of vendor allowances, and directs that certain allowances received from a vendor should be presumed to be a part of inventory and recognized as the product is sold, unless the allowance is a reimbursement of specific costs incurred in advertising the vendor’s products. Although the Company records allowances appropriately as a reduction of cost of sales according to previous GAAP guidelines, we are currently analyzing the effect this issue would have on our financial statements. We believe this change will have an impact on the timing of the recognition of certain allowances that will now be a part of inventory and recognized when the related product is sold.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued by the FASB in June 2002. SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities (including store closings). SFAS No. 146 replaces previous accounting guidance, principally EITF Issue 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Issue 94-3 required that a liability for an exit cost be recognized when the company committed to a specific plan; whereas, SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. See Note 19 for a discussion of the Company’s application of SFAS No.146 subsequent to fiscal 2002 year-end.

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and applies to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing the potential effect of SFAS No. 143 on its financial statements.

Debt Guarantees

The wholly-owned direct subsidiaries named below will fully and unconditionally and jointly and severally guarantee the debt of Delhaize America.

Food Lion, LLC is a North Carolina limited liability company that operates substantially all of the Company’s Food Lion stores. Food Lion’s executive offices are located at 2110 Executive Drive, Salisbury, North Carolina 28145-1330.

Hannaford Bros. Co. is a Maine corporation that operates substantially all of the Company’s Hannaford's stores. Hannaford’s executive offices are located at 145 Pleasant Hill Road, Scarborough, Maine 04074.

Kash n’ Karry Food Stores, Inc. is a Delaware corporation that operates all the Company’s Kash n’ Karry stores. Kash n’ Karry executive offices are located at 2110 Executive Drive, Salisbury, North Carolina 28145-1330.

2.     Acquisition

Delhaize Group Share Exchange

On April 25, 2001, the Company and Delhaize Group consummated a share exchange whereby Delhaize Group exchanged each outstanding share of the Company’s Class A and Class B common stock not already directly or indirectly held by Delhaize Group for 0.4 Delhaize Group American Depository Shares (ADSs) listed on The New York Stock Exchange or, at the option of each of our shareholders, 0.4 Delhaize Group ordinary shares listed on Euronext Brussels. The Company became a wholly-owned subsidiary of Delhaize Group as a result of the Delhaize Group share exchange. Prior to this time, Delhaize Group owned approximately 44.88% of the Company’s outstanding common stock. The Delhaize Group share exchange was accounted for using the purchase method of accounting. Effective as of the April 28, 2001 fiscal period end, the Company recorded adjustments to reflect the historical basis of 44.88% owned by Delhaize Group and the fair value of the purchased net assets as the new accounting basis in the Company’s financial statements.

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

As a result of the accounting for the share exchange, the Company began recording additional depreciation and amortization during 2001 relating principally to property and equipment, intangible assets and goodwill. The impact on income before taxes for the 35 week period ended December 29, 2001 was additional non-cash expense of approximately $59.6 million, of which $36.1 million related to goodwill and indefinite lived intangible assets. Goodwill and indefinite lived intangible assets were no longer amortized in 2002 due to the issuance of SFAS No. 142.

Hannaford Acquisition

On July 31, 2000, the Company completed its acquisition of Hannaford, a Maine-based supermarket retailer, in a cash and stock transaction totaling $3.5 billion. The Company began including the results of operations of Hannaford prospectively from July 31, 2000.

As consideration for the merger, the Company paid cash of approximately $2.772 billion, and issued 25.6 million shares of the Company’s Class A Common Stock having an aggregate value of approximately $658.3 million. The Company also issued fully vested options with an estimated fair value of $39.9 million in exchange of options held by Hannaford employees. Additional direct costs incurred in connection with the acquisition, principally investment banking, legal, and other professional fees, in the amount of $22.1 million have been included in the purchase price allocation.

The Hannaford acquisition was accounted for using the purchase method of accounting. The purchase price is allocated to acquired assets and liabilities, based on their estimated fair values at the date of acquisition, and any excess is allocated to goodwill. The acquisition resulted in goodwill of approximately $2.6 billion, which was being amortized over 40 years until the adoption of SFAS No. 142, “Goodwill and Other Intangibles,” on December 30, 2001.

The net purchase price was allocated as follows:

(Dollars in thousands)

Current assets	$401,776
Property and equipment	746,171
Goodwill	2,575,103
Identified intangible and other non-current assets	512,617
Current liabilities	(324,197)
Non-current liabilities	(418,890)

Purchase price	$3,492,580

The following table reflects the unaudited results of operations on a pro forma basis as if the acquisition had been completed as of the beginning of the fiscal year presented. This unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor is it necessarily indicative of future operating results. These unaudited pro forma results do not include any anticipated cost savings or other effects of the merger on operations.

(Dollars in thousands)(unaudited)	2000

Net sales	$14,303,066
Net income	80,353

3.     Property and Equipment

Property and equipment consists of the following:

(Dollars in thousands)	2002	2001

Land and improvements	$280,749	$267,553
Buildings	673,289	632,225
Furniture, fixtures and equipment	1,703,475	1,482,153
Vehicles	123,053	94,929
Leasehold improvements	843,244	778,496
Construction in progress	31,697	28,977

	3,655,507	3,284,333
Less accumulated depreciation	1,230,941	898,366

	2,424,566	2,385,967

Property under capital leases	704,494	737,051
Less accumulated depreciation	87,595	111,739

	616,899	625,312

	$3,041,465	$3,011,279

Depreciation expense totaled $426.0 million for the 52 weeks ended December 28, 2002, $284.4 million for the 35 weeks ended December 29, 2001, $131.6 million for the 17 weeks ended April 28, 2001, and $327.6 million for fiscal 2000.

At December 28, 2002 and December 29, 2001, the Company had $21.1 million and $42.4 million (net book value), respectively, in property held for disposal. At December 28, 2002, under the guidance of SFAS No. 144, these assets were classified as held for use because they do not meet the probability of sale within the one year period criteria.

4.     Intangible Assets

Intangible assets are comprised of the following:

(Dollars in thousands)	2002	2001

Goodwill	$2,996,256	$3,374,981
Trademarks	481,952	523,534
Favorable lease rights	364,206	379,919
Prescription files	17,934	20,048
Liquor license	3,386	3,420
Other	8,442	4,520

	3,872,176	4,306,422
Less accumulated amortization	172,182	147,582

	$3,669,994	$4,158,840

Amortization expense totaled $37.9 million for the 52 weeks ended December 28, 2002, $101.6 million for the 35 weeks ended December 29, 2001, $30.6 million for the 17 weeks ended April 28, 2001, and $44.9 million for fiscal 2000. The large variances noted here from year to year result from goodwill generated from the Hannaford acquisition in mid-2000 and the Delhaize Group share exchange in 2001, and the subsequent discontinuance of goodwill amortization upon adoption of SFAS No. 142 beginning in 2002.

In June 2001, FASB issued SFAS No. 141, “Business Combinations”. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board, or APB, Opinion No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Pre-acquisition Contingencies of Purchased Enterprises”. All business combinations that come within the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. SFAS No. 141 also sets forth new criteria for separability and inseparability of intangible assets. The application of SFAS No. 141 resulted in the Company’s identification of certain intangible assets such as assembled work force and distribution network that did not meet the separability criteria of SFAS No. 141, which were re-classified into goodwill along with their related deferred tax liabilities.

On December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which required that we cease amortizing goodwill and other intangible assets with indefinite lives, and begin an annual assessment of potential impairment of goodwill and other indefinite lived intangible assets by comparing the book value of these assets to their current fair value. Accordingly, during the first quarter of 2002, the Company performed its transitional assessment for potential impairment at each of our three operating banners, since each chain represents a separate operating segment as defined by SFAS No. 131 and a separate reporting unit as defined by SFAS No. 142. In performing the assessment, the carrying value of assets and liabilities was determined for each reporting unit and compared to the fair value of each reporting unit, which was obtained from independent appraisals. If the carrying value of the reporting unit exceeded its fair value, an assessment of impairment was then necessary.

The Company’s impairment assessment at its individual operating banners resulted in a non-cash impairment charge totaling approximately $288 million before taxes ($284 million net of taxes), which was recorded as a cumulative effect of change in accounting principle in the first quarter of 2002. This impairment charge relates primarily to goodwill associated with the Delhaize Group share exchange and with the Company’s acquisitions of Kash n’ Karry and Hannaford. In addition, this impairment, including the fourth quarter of 2002 reduction in intangible values noted below at the Kash n’ Karry banner, is due to Kash n’ Karry’s recent operating performance. The Florida market, where Kash n’ Karry is concentrated, is one of the most competitive markets in the Southeast region. In addition, this market has experienced the impact of security concerns and economic pressures, which continue to negatively impact temporary residence and tourism in the state. The Hannaford banner carries a significant goodwill balance due to the initial acquisition in 2000 and the assignment of goodwill to this banner related to the share exchange. The Company has experienced changes in economic conditions subsequent to these events.

The Company’s policy requires that an annual impairment assessment will be conducted in the fourth quarter of each year in accordance with SFAS 142. During the fourth quarter of 2002, testing led to additional impairment loss at the Company’s Kash n’ Karry banner. As a result, the intangible values at our Kash n’ Karry banner were reduced by approximately $26.9 million during the fourth quarter of 2002.

As a result of the adoption of SFAS No. 142, amortization expense of approximately $88 million for goodwill and other indefinite life assets was appropriately not recognized in fiscal 2002.

The following schedule reconciles the income before cumulative effect of change in accounting principle adjusted to exclude after-tax amortization expense in fiscal 2000 and 2001, prior to the adoption of SFAS No. 142:

	Fiscal	Fiscal	Fiscal
(Dollars in millions)	2002	2001	2000

Income before cumulative effect of change in accounting principle	$252	$161	$155
Add: Goodwill amortization (net of tax)	—	46	21
Adjusted income before cumulative effect of change in accounting principle	$252	$207	$176

The carrying amount of goodwill and trademarks at each of the Company’s reporting units follows:

	Fiscal	Fiscal
	2002	2002
(Dollars in millions)	Goodwill	Trademarks

Food Lion	$1,142	$249
Hannaford	1,765	223
Kash n Karry	—	—

	$2,907	$472

As of December 28, 2002 and December 29, 2001, the Company’s intangible assets with finite lives consist of favorable leasehold improvements, liquor licenses, pharmacy files, and developed software. The components of its intangible assets with finite lives are as follows:

	Fiscal 2002			Fiscal 2001

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Value	Amortization	Net	Value	Amortization	Net

Favorable leasehold interest	$364	$(67)	$297	$380	$(30)	$350
Other	30	(6)	24	30	(4)	26
Total	$394	$(73)	$321	$410	$(34)	$376

Estimated amortization expense for intangible assets with finite lives for the five succeeding fiscal years follows:

(Dollars in millions)

2003	$37.3
2004	36.6
2005	34.6
2006	32.5
2007	28.7

5.     Accrued Expenses

Accrued expenses consist of the following:

(Dollars in thousands)	2002	2001

Payroll and compensated absences	$111,022	$108,524
Employee benefit plan	50,140	49,514
Accrued interest	54,940	61,355
Other	98,749	82,971

	$314,851	$302,364

6.     Employee Benefit Plan

The Company has a non-contributory retirement plan covering all employees at Food Lion and Kash n’ Karry with one or more years of service. Employees’ benefits under the plan become vested after five years of consecutive service. Forfeitures of the plan are used to off-set plan expenses. The plan provides benefits to participants upon death, retirement or termination of employment with the Company. Contributions to the retirement plan are determined by the Company’s Board of Directors. Expense related to the plan totaled $48.7 million for the 52 weeks ended December 28, 2002, $20.8 million for the 35 weeks ended December 29, 2001 and $26.0 million for the 17 weeks ended April 28, 2001, and $81.2 million for fiscal 2000.

During 2002, the Company established a defined contribution 401(k) plan for its Food Lion and Kash n’ Karry associates. The Company made no contributions to the plan during 2002.

Hannaford provides a defined contribution 401(k) plan to substantially all employees. The amount charged to expense for this plan was approximately $6.6 million for the 52 weeks ended December 28, 2002, $4.1 million for the 35 weeks ended December 29, 2001, $2.0 million for the 17 weeks ended April 28, 2001, and $2.3 million for fiscal 2000 from the acquisition date through December 30, 2000.

Hannaford maintains a non-contributory, defined benefit pension plan covering approximately 50% of its employees. The plan provides for payment of retirement benefits on the basis of employees’ length of service and earnings. The Company’s policy is to fund the plan based upon legal requirements and tax regulations. Plan assets consist of common stocks, cash and cash equivalents and fixed income investments. The defined benefit pension plan was underfunded $39.9 million and $18.3 million at the end of 2002 and 2001, respectively.

In addition, Hannaford provides certain health care and life insurance benefits for retired employees (“post-retirement benefits”). Substantially all employees may become eligible for these benefits if they reach early or normal retirement age and accrue ten years of service while working for the Company. The post-retirement health care plan is contributory for most participants with retiree contributions adjusted annually. Life insurance benefits are not available for employees who retired after January 1, 1996. The post-retirement benefit plan was underfunded $3.0 million and $3.6 million at the end of 2002 and 2001, respectively.

The following tables set forth the change in plans’ benefit obligations and assets as well as the plans’ funded status reconciled with the amounts shown in the Company’s financial statements for the Hannaford non-contributory, defined benefit pension plan and the post-retirement plan for the years ended December 28, 2002 and December 29, 2001.

Pension Benefits

	Successor	Successor	Predecessor
	Company	Company	Company

		Period from	Period from
		April 29,	December 31,
		2001 to	2000 to
	Fiscal	December 29,	April 28,
(Dollars in thousands)	2002	2001	2001

Change in benefit obligation:
Benefit obligation at beginning of period	$95,136	$95,396	$93,169
Service cost	4,419	3,006	1,450
Interest cost	6,633	4,493	2,287
Amendments	—	711	—
Actuarial loss	7,646	368	1,325
Benefits paid	(8,341)	(8,838)	(2,835)

Benefit obligation at end of period	$105,493	$95,136	$95,396

Change in plan assets:
Fair value of plan assets at beginning of period	$76,840	$84,484	$102,112
Actual return on plan assets	(6,974)	(1,380)	(15,153)
Employer contribution	4,113	2,574	360
Benefits paid	(8,341)	(8,838)	(2,835)

Fair value of plan assets at end of period	$65,638	$76,840	$84,484

Funded status at end of period	$(39,855)	$(18,296)	$(10,912)
Unrecognized prior service cost	654	711	—
Unrecognized net actuarial loss	39,577	17,800	23,012
Minimum pension liability adjustment	(34,527)	(13,811)	—

(Accrued)/prepaid benefit cost	$(34,151)	$(13,596)	$12,100

Components of net periodic pension cost:
Service cost	$4,419	$3,006	$1,450
Interest expense	6,633	4,493	2,287
Expected return on plan assets	(7,845)	(5,751)	(3,521)
Amortization of prior service cost	57	—	—
Recognized net actuarial loss	688	55	—

Net periodic benefit cost	$3,952	$1,803	$216

Weighted-average assumptions as of September 30 (the plan’s measurement date):
Discount rate	6.50%	7.25%	7.25%
Expected return on plan assets	9.00%	10.50%	10.50%
Rate of compensation increase	4.50%	4.50%	4.50%

Post-Retirement Benefits

	Successor	Successor	Predecessor
	Company	Company	Company

		Period from	Period from
		April 29,	December 31,
		2001 to	2000 to
	Fiscal	December 29,	April 28,
(Dollars in thousands)	2002	2001	2001

Change in benefit obligation:
Benefit obligation at beginning of period	$3,614	$3,394	$3,386
Interest cost	254	157	83
Actuarial loss (gain)	(421)	349	91
Benefits paid	(443)	(286)	(166)

Benefit obligation at end of period	$3,004	$3,614	$3,394

Change in plan assets:
Fair value of plan assets at beginning of period	$0	$0	$0
Employer contribution	443	286	166
Benefits paid	(443)	(286)	(166)

Fair value of plan assets at end of period	$0	$0	$0

Funded status at the end of period	$(3,004)	$(3,614)	$(3,394)

Unrecognized net actuarial loss (gain)	(33)	400	112

Accrued benefit cost	$(3,037)	$(3,214)	$(3,282)

Weighted average assumptions as of September 30 (the plan’s measurement date):
Discount rate	6.50%	7.25%	7.50%
Components of net periodic benefit cost:
Interest cost	$254	$157	$83
Recognized net actuarial loss	12	0	0

Net periodic benefit cost	$266	$157	$83

For measurement purposes, a 7.5% prior to age 65 and 9.5% after age 65 annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. For purposes of determining the post-retirement benefit obligation at the end of the year, a 12.0% annual rate of increase in the per capita cost of covered health benefits is assumed for 2003. The rate is assumed to decrease 1.0% per year to 6.0% through 2009 and grade further down by 0.5% per year to 5% in 2011 and remain at that level thereafter.

A 1.0% change in the assumed health care trend rates would not have a material effect on the benefit obligation or expense of post-retirement benefits.

7.     Long-Term Debt

Long-term debt consists of the following:

(Dollars in thousands)	2002	2001

Notes, 7.375%, due 2006	$600,000	$600,000
Notes, 8.125%, due 2011	1,100,000	1,100,000
Debentures, 9.000%, due 2031	855,000	900,000
Medium-term notes, $15,600 and $16,600 face amount, for 2002 and 2001, respectively due from 2003 to 2006. Interest ranges from 8.53% to 8.73% (plus unamortized premiums of $221 and $400, for 2002 and 2001, respectively, based on effective interest rate of 6.41%)	15,821	17,000
Debt securities, $150,000 face amount, 7.55%, due 2007(less unamortized discount of $452 and $556, for 2002 and 2001, respectively, based on effective interest rate of 7.71%)	149,548	149,444
Debt securities, $126,025 and $150,000 face amount, for 2002 and 2001, respectively, at 8.05%, due 2027(less unamortized discount of $4,765 and $5,905 for 2002 and 2001, respectively, based on effective interest rate of 8.77%)	121,260	144,095

Note to Parent Company, LIBOR plus 125 basis points, due 2006	—	38,000
Other notes, $87,085 and $98,011 face amount, for 2002 and 2001,respectively, due from 2003 to 2016. Interest ranges from 6.16% to 14.15% (less unamortized discount of $5,370 and $6,519 for 2002 and 2001, respectively, based on effective interest rate of 8.84% and 8.81% for 2002 and 2001, respectively)	81,715	91,492
Mortgage payables, $33,577 and $39,701 face amount, for 2002 and 2001, respectively, due from 2003 to 2016. Interest ranges from 7.50% to 10.20% (less unamortized discount of $26 and plus unamortized premium of $138 based on effective interest rate of 8.71% and 8.67% for 2002 and 2001, respectively)	33,551	39,839
Interest rate swap-at fair value	20,569	—
Other	1,902	3,466

	$2,979,366	$3,083,336
Less current portion	28,294	17,890

	$2,951,072	$3,065,446

At December 28, 2002 and December 29, 2001 $65.4 million and $67 million (net book value), respectively, in property was pledged as collateral for mortgage payables.

Approximate maturities of long-term debt in the years 2003 through 2007 are $28.3, $13.0, $14.1, $638.1 and $164.9 million, respectively.

During the last half of 2002, the Company repurchased $45 million of its $900 million 9.00% debentures and $23.975 million of its 8.05% debt securities resulting in an $8.1 million gain from the early extinguishment of debt offset by expenses of $1.7 million for the related unamortized debt issuance costs and discount written off. Net other loss from extinguishment of debt included $1.5 million loss for the related hedge loss written off. The Company elected early adoption of SFAS No. 145 discussed below for the costs incurred for the early extinguishment of debt. These costs are classified in the Company’s Consolidated Statement of Income (Loss) for 2002 below interest expense.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement modifies the treatment of sale-leaseback transactions and extinguishment of debt requiring gains and losses to be treated as ordinary income in most circumstances. While SFAS No. 145 is effective for the Company for the fiscal year 2003, early application is encouraged. The Company has applied the provisions of SFAS No. 145 to its early extinguishment of debt activity during fiscal 2002 and has classified the gain related to early extinguishment in the Company’s Income Statement below interest expense.

On December 12, 2001, the Company was granted a term loan facility by Delhaize the Lion Coordination Center S.A., a Belgian company wholly owned by Delhaize Group, in the amount of $38.0 million intended for general corporate and working capital requirements. On September 19, 2002, the Company repaid the $38.0 million loan plus accrued interest totaling $1.1 million.

During the fourth quarter of 2001 and the third quarter of 2002, the Company entered into interest rate swap agreements to manage the exposure to interest rate movements by effectively converting a portion of the debt from fixed to variable rates. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for the Company’s agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The notional principal amounts of interest rate swap arrangements as of December 28, 2002 were $300 million maturing in 2006 and $200 million maturing in 2011. These agreements are accounted for as fair value hedges. For the 52 weeks ended December 28, 2002, interest expense decreased by $12.0 million in connection with these agreements. These agreements met the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133 “Derivative Instruments and Hedging Activities.” The fair value of the Company’s debt has been increased by $20.6 million at December 28, 2002 with these agreements. The Company has also recorded a derivative asset in connection with these agreements in the amount of $24.0 million recorded in other assets.

Prior to the offering of the bonds and debentures on April 19, 2001, the Company entered into interest rate hedge agreements to hedge against potential increases in interest rates. The notional amount of these hedge agreements was $1.75 billion. These hedge agreements were structured to hedge against the risk of increasing market interest rates based on U.S. treasury rates, with the specified rates based on the expected maturities of the related securities. These hedge agreements were settled in connection with the completion of the offering of the bonds and debentures, resulting in a payment in the amount of an unrealized loss of approximately $214 million. As a result of the adoption of SFAS No. 133 at the beginning of fiscal 2001, the unrealized loss was recorded in other comprehensive income, net of deferred taxes, and is being amortized to interest expense over the term of the associated debt securities. The unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss at December 28, 2002 and December 29, 2001 was $49.5 million and $55.9 million, net of deferred taxes, respectively.

8.     Credit Arrangements

The Company maintains a revolving credit facility with a syndicate of commercial banks providing $350.0 million in committed lines of credit.

In December 2002, the credit facility was amended and the line of credit was reduced from $500.0 million to $350.0 million. The credit facility is secured by certain inventory of the Delhaize America operating companies. The $350.0 million facility expires in July 2005 and contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, and an asset coverage ratio, as defined. The Company must be in compliance with these covenants in order to have access to the credit facility. As of December 28, 2002, the Company was in compliance with all covenants contained in the credit facility. A deteriorating economic or operating environment can subject the Company to a risk of continuing compliance with the covenants. The Company had no outstanding borrowings under this facility as of December 28, 2002. During 2002, the Company had average borrowings of $4.7 million at a daily weighted average interest rate of 3.19%. There were borrowings of $140.0 million outstanding at December 29, 2001 all of which were repaid during 2002.

On April 19, 2001, the Company completed the private offering of $600 million in notes at 7.375% due 2006, $1.1 billion in notes at 8.125% due 2011 and $900 million in debentures at 9.000% due 2031. The Company used the proceeds of this offering to repay in full the outstanding borrowings used to fund the Hannaford acquisition. On November 16, 2001, we offered to exchange the original debt securities for exchange securities that were identical in all material respects to the original debt securities except that such debt securities are registered under the Securities Act, are not subject to the transfer restrictions applicable to the original debt securities and are not subject to any covenants regarding exchange or registration rights. The exchange offer expired on December 17, 2001. $2,542,142,000 of original debt securities were tendered for exchange securities and $57,858,000 in original debt securities were not exchanged.

In addition, the Company has periodic short-term borrowings under other informal arrangements. There were no outstanding borrowings under these arrangements at December 28, 2002 or December 29, 2001.

9.     Leases

The Company’s stores operate principally in leased premises. Lease terms for open stores generally range from 10 to 25 years with renewal options ranging from five to 20 years. The average remaining lease term for closed stores is 6.9 years. The following schedule shows, as of December 28, 2002, the future minimum lease payments under capital and operating leases.

		Operating Leases

	Capital	Open	Closed
(Dollars in thousands)	Leases	Stores	Stores

2003	$117,936	$209,845	$27,346
2004	117,597	205,617	26,105
2005	116,149	201,600	24,870
2006	115,532	195,954	23,556
2007	114,422	188,598	21,653
Thereafter	932,505	1,541,421	97,145

Total minimum payments	1,514,141	$2,543,035	$220,675
Less estimated executory costs	38,124

Net minimum lease payments	1,476,017
Less amount representing interest	745,082

Present value of net minimum lease payments	730,935
Less current portion	32,652

Capital lease obligations	$698,283

Future minimum payments for closed stores have not been reduced by minimum sublease income of $33.4 million due over the term of non-cancelable subleases.

The Company recognizes rent expense for operating leases with step rent provisions on a straight-line basis over the minimum lease term.

Total rent payments (net of sublease income) under operating leases for open and closed stores are as follows:

(Dollars in thousands)	2002	2001	2000

Minimum rents	$226,547	$218,721	$195,584
Contingent rents, based on sales	688	373	251

	$227,235	$219,094	$195,835

In addition, the Company has signed lease agreements for additional store facilities, the construction of which were not complete at December 28, 2002. The leases expire on various dates extending to 2027 with renewal options generally ranging from five to 20 years. Total future minimum rents under these agreements are approximately $163 million.

10.     Closed Store Liabilities

The following table shows the number of stores closed and planned to be closed at the end of fiscal years 2000, 2001, and 2002, along with the number of stores committed for closure during the year, the number of stores actually closed, the number of closed stores acquired and the number of stores sold or for which the lease was terminated.

		Planned
	Closed	Closings	Total

As of January 1, 2000	156	7	163
Additional stores committed for closure	—	36	36
Stores acquired	25	1	26
Planned closings completed	30	(30)	—
Stores sold/lease terminated	(24)	—	(24)

As of December 30, 2000	187	14	201
Additional stores committed for closure	—	8	8
Stores acquired	—	—	—
Planned closings completed	12	(12)	—
Stores sold/lease terminated	(20)	—	(20)

As of December 29, 2001	179	10	189
Additional stores committed for closure	—	10	10
Stores acquired	—	—	—
Planned closings completed	15	(15)	—
Stores sold/lease terminated	(22)	—	(22)

As of December 28, 2002	172	5	177

The following table reflects closed store liabilities at the end of fiscal year 2002, the successor and predecessor periods of 2001 and the end of fiscal 2000, and activity during each timeframe including additions to closed store liabilities charged to operations, additions for closed stores acquired in purchase transactions, adjustments to liabilities based on changes in facts and circumstances and payments made.

		Successor Company	Predecessor Company
		For the 35	For the 17
	Fiscal	Weeks Ended	Weeks Ended	Fiscal
(Dollars in millions)	2002	December 29, 2001	April 28, 2001	2000

Balance at beginning of period	$164.8	$176.3	$185.2	$106.8
Additions:
Store closings -lease obligations	3.8	1.5	1.3	33.5
Store closings -other exit costs	0.9	0.3	0.0	4.6
Adjustments to estimates -lease obligations	(8.4)	4.6	(.4)	0.8
Adjustments to estimates -other exit costs	5.0	(1.1)	1.4	3.9

Total additions	1.3	5.3	2.3	42.8
Reductions:
Lease payments made	(15.8)	(10.7)	(4.6)	(11.0)
Lease terminations payments	—	(1.0)	(0.2)	(3.4)
Payments for other exit costs	(3.7)	(2.9)	(1.6)	(6.0)

Total reductions	(19.5)	(14.6)	(6.4)	(20.4)
Closed store liabilities associated with purchase transactions:
Lease obligations	—	—	—	39.8
Other exit costs	—	—	—	19.9
Adjustment to goodwill	—	(2.2)	(4.8)	(3.7)

Total acquired liabilities	—	(2.2)	(4.8)	56.0
Balance at end of period	$146.6	$164.8	$176.3	$185.2

The fiscal 2002 balance of approximately $146.6 million consisted of lease liabilities and exit cost liabilities of $115.5 million and $31.1 million, respectively. The fiscal 2001 end of year balance of $164.8 million consisted of lease liabilities and exit cost liabilities of $140.3 million and $24.5 million, respectively. The fiscal 2000 balance of $185.2 million consisted of $152.3 million of lease liabilities and $32.9 million of exit cost liabilities and the opening 2000 balance consisted of $96.9 million of lease liabilities and $9.9 million of exit cost liabilities.

The Company provided for closed store liabilities in each of the periods presented above to reflect the estimated post-closing lease liabilities and other exit costs associated with the related store closing commitments. These other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term. Store closings are generally completed within one year after the decision to close. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to 20 years. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. In addition during 2000, the Company closed a store previously operated by the Hannaford banner as part of the merger related divestitures. At that time, the Company established the required store closing reserves. In 2002, the Company made the decision to re-open the store under the Food Lion banner, and appropriately reversed the store closing reserves of $6.6 million. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. The Company uses a discount rate based on the current treasury note rates to calculate the present value of the remaining rent payments on closed stores.

During fiscal 2002, the Company recorded net additions to closed store liabilities of $1.3 million primarily related to 15 store closings made in the ordinary course of the business and adjustments to estimates for stores previously closed. During the same period, the Company recorded cash reductions to its reserves for closed stores of approximately $19.5 million. These reductions included cash payments of approximately $15.8 million for ongoing rent payments on closed stores’ remaining lease obligations, net of sublease income, and $3.7 million paid for other exit costs, as discussed above.

During fiscal 2001, the Company recorded net additions to closed store liabilities of $7.6 million primarily related to 12 store closings made in the ordinary course of the business and adjustments to estimates for stores previously closed. During the same period, the Company recorded cash reductions to its reserves for closed stores of approximately $21.0 million. These reductions included cash payments of approximately $15.3 million for ongoing rent payments on closed stores’ remaining lease obligations, net of sublease income, $1.2 million for lease termination fees and $4.5 million paid for other exit costs, as discussed above. The non-cash adjustments of $7.0 million related primarily to two events: 1) the revaluation of closed store liabilities of approximately $6 million as a result of the recent share exchange (see discussion above in Overview) and 2) a reduction for closed stores acquired in the Hannaford acquisition, based on final Hannaford purchase accounting allocation for approximately $13 million. During fiscal 2000, the Company recorded additions to closed store liabilities of $59.7 million related to 26 store properties acquired, or for which the lease was assumed, in the Hannaford acquisition. All but one of the 26 stores included in the reserve had been closed prior to the acquisition date. The remaining activities associated with exiting these stores are to maintain the store under the leasehold requirements, to dispose of any owned property and equipment and to settle the remaining lease obligations. The acquired Hannaford liabilities for closed stores included $39.8 million related to the present value of future unrecoverable lease liabilities with remaining non-cancelable terms ranging from three to 22 years. In addition, accrued exit cost was approximately $19.9 million for activities that were directly related to the remaining lease obligations, comprised of $10.3 million for real estate taxes, $7.9 million for property maintenance and utilities and $1.7 million for property insurance. Accrued exit costs are paid over the remaining lease term. A non-cash reduction in the amount of approximately $3.7 million was made prior to December 30, 2000, with a corresponding reduction in goodwill principally related to a lease liability that was canceled.

The revenues and operating results for stores closed and not relocated are not material to the Company’s total revenues and operating results for any of the fiscal years presented above and accordingly are not separately presented as discontinued operations. Future cash obligations for closed store liabilities are tied principally to the remaining non-cancelable lease payments less sublease payments to be received.

11.     Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings and other comprehensive earnings. Other comprehensive earnings include revenues, expenses, gains and losses that have been excluded from the Company’s net income (loss) and recorded directly to shareholders’ equity. Included in other comprehensive income (loss) are unrealized losses on hedges and unrealized security holding gains. Comprehensive income (loss) was $(39,082), $121,626, $(98,397) and $155,570 for fiscal 2002, 35 weeks ended December 29, 2001, 17 weeks ended April 28, 2001 and fiscal 2000, respectively.

12.     Income Taxes

Provisions (benefits) for income taxes for 2002, 2001 and 2000 consist of the following:

(Dollars in thousands)	Current	Deferred	Total

2002 Successor
Federal	$89,125	$49,068	$138,193
State	15,302	6,078	21,380

	$104,427	$55,146	$159,573

2001
Federal — Successor 4/29/01 to 12/29/01	$65,201	$32,388	$97,589
Federal — Predecessor 12/31/00 to 4/28/01	26,318	(14)	26,304
State — Successor 4/29/01 to 12/29/01	8,559	5,832	14,391
State — Predecessor 12/31/00 to 4/28/01	3,267	(20)	3,247

	$103,345	$38,186	$141,531

2000 Predecessor
Federal	$73,251	$21,215	$94,466
State	6,878	6,755	13,633

	$80,129	$27,970	$108,099

The Company’s effective tax rate varied from the federal statutory rate as follows:

	2002	2001	2000

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.4	3.8	3.4
Non deductible goodwill amortization	0.0	8.2	4.2
Other	0.4	(0.2)	(1.6)

	38.8%	46.8%	41.0%

The components of deferred income tax assets and liabilities at December 28, 2002 and December 29, 2001 are as follows:

(Dollars in thousands)	2002	2001

Deferred tax assets:
Leases	$69,830	$63,386
Provision for store closings	69,264	76,233
Tax loss carryforwards	35,030	36,185
Interest	73,135	77,828
Accrued expenses	42,558	15,001

Total assets	289,817	268,633
Valuation allowance	(29,283)	(27,938)

Deferred tax asset (net of allowance)	260,534	240,695

Deferred tax liabilities:
Inventories	(1,969)	9,783
Depreciation and amortization	(595,418)	(702,324)
Accrued expenses	(1,485)	(1,510)

Total liabilities	(598,872)	(694,051)
Net deferred taxes	$(338,338)	$(453,356)

The valuation allowance relates to state net operating loss carryforwards generated by Hannaford in the Southeast for which realization is not considered likely.

13.     Other Liabilities

Other liabilities consist of the following:

(Dollars in thousands)	2002	2001

Closed store liabilities	$146,586	$164,790
Self insurance reserves	119,827	104,118
Pension liability	34,151	13,596
Other	22,310	18,814

	322,874	301,318
Less current portion	49,372	35,534

	$273,502	$265,784

The Company implemented a captive insurance program in fiscal 2001 pursuant to which the self-insured reserves related to workers’ compensation, general liability and auto coverage were reinsured by Pride Reinsurance Company, an Irish reinsurance captive owned by an affiliated company of Delhaize Group. The purpose for implementing the captive insurance program is to provide Delhaize Group continuing flexibility in its risk management program while providing certain excess loss protection through anticipated reinsurance contracts with Pride Reinsurance Company. In August 2001, upon incorporation of Delhaize Insurance Co., a subsidiary of Delhaize America, the Company paid an initial premium of approximately $118.5 million, which included loss reserves of approximately $104.0 million and $14.5 million of premiums for the policy period from September 1, 2001 through December 29, 2001. In 2002, the Company paid an annual premium of approximately $48.8 million and a $7.8 million adjustment necessary to meet the annual actuarial estimate of the liability for claims outstanding. See Note 1 for further discussion.

14.     Stock Options and Restricted Stock Plans

The Company participates in a stock option plan of its parent company Delhaize Group, under which incentive stock options to purchase up to 8 million shares of Delhaize Group American Depositary Shares (ADSs) may be granted to officers and key employees at prices equal to fair market value on the date of the grant. Options become exercisable as determined by the Board of Directors of Delhaize Group on the date of grant, provided that no option may be exercised more than ten years after the date of grant. Additionally, the Company still has options outstanding under a 1996 Food Lion Plan, a 1988 and 1998 Hannaford Plan and a 2000 Delhaize America Plan; however, the Company can no longer grant options under these plans. The terms and conditions of these plans are substantially consistent with the current plan.

Upon completion of the Delhaize Group share exchange, each of the Company’s options to purchase common stock, whether vested or unvested, was converted into an option to purchase the number of Delhaize Group ADSs, rounded up to the nearest whole share, equal to the number of shares of the Company’s Class A common stock subject to the option, multiplied by 0.40. The converted options are subject to substantially the same terms and conditions as were applicable to the converted option prior to the effective time of the share exchange.

A summary of activity for the last three fiscal years for options outstanding and exercisable is presented below:

		Weighted
		Average
		Exercise
	Shares	Price

2000
Outstanding at beginning of year	1,152,581,336	$0.03
Granted	1,499,915,102	0.02
Conversion of Hannaford options	3,585,721,611	0.01
Exercised	(314,636,345)	0.01
Forfeited/expired	(216,063,549)	0.03

Outstanding at end of year	5,707,518,155	0.02

Options exercisable at end of year	3,499,462,707	0.01
2001
Outstanding at beginning of year	5,707,518,155	$0.02
Granted	2,168,978,377	0.02
Exercised	(262,753,717)	0.01
Forfeited/expired	(155,289,841)	0.03

Outstanding at April 28, 2001	7,458,452,974	0.02

Conversion to DEG ADSs (see Note 15)
Outstanding at April 29, 2001	3,482,709	$39.30
Granted	17,284	52.51
Exercised	(287,441)	22.22
Forfeited/expired	(73,206)	55.15

Outstanding at end of year	3,139,346	40.29

Options exercisable at end of year	1,493,106	28.39
2002
Outstanding at beginning of year	3,139,346	$40.29
Granted	1,803,273	49.80
Exercised	(243,756)	20.44
Forfeited/expired	(288,196)	53.74

Outstanding at end of year	4,410,667	44.39

Options exercisable at end of year	1,843,993	36.48

The following table summarizes options outstanding and options exercisable as of December 28, 2002, and the related weighted average remaining contractual life (years) and weighted average exercise price.

Options to Purchase Delhaize Group ADSs, Outstanding

		Weighted
		Average	Weighted
		Remaining	Average
Range of exercise	Number	Contractual	Exercise
prices	Outstanding	Life (years)	Price

$10.85 - $42.00	1,480,053	5.56	$30.26
$42.51 - $49.81	1,759,441	9.32	$49.69
$49.82 - $93.04	1,171,173	7.41	$54.29

$10.85 - $93.04	4,410,667	7.55	$44.39

Options to Purchase Delhaize Group ADSs, Exercisable

		Weighted
		Average
Range of exercise	Number	Exercise
prices	Exercisable	Price
$10.85 - $42.00	1,308,743	$28.78
$42.51 - $49.81	102,645	$48.92
$49.82 - $93.04	432,605	$56.47

$10.85 - $93.04	1,843,993	$36.48

The Company also has restricted stock (Delhaize Group ADS) plans for executive employees. These Delhaize Group ADSs will vest over five years from the grant dates. The weighted average grant date fair value for these shares is $49.81, $19.27 and $18.91 for 2002, 2001 and 2000, respectively. The Company recorded compensation expense related to restricted stock of $7.7 million for the 52 weeks ended December 28, 2002, $1.5 million for the 17 weeks ended April 28, 2001 and $4.2 million for the 35 weeks ended December 29, 2001, and $1.6 million in 2000, respectively.

A summary of shares for outstanding restricted stock grants for the last three fiscal years and activity during each year is presented below:

2000
Outstanding at beginning of year	137,090,534
Granted	374,057,547
Exercised	(65,686,074)
Forfeited/expired	(3,014,231)

Outstanding at end of year	442,447,776

2001
Outstanding at beginning of year	442,447,776
Granted	169,688,595
Exercised	(587,599)
Forfeited/expired	(37,011,052)

Outstanding at April 28, 2001	574,537,720

Conversion to DEG ADSs (see Note 15)
2001
Outstanding at April 29, 2001	268,300
Granted	—
Exercised	(16,540)
Forfeited/expired	(711)

Outstanding at end of year	251,049

2002
Outstanding at beginning of year	251,049
Granted	121,684
Exercised	(146,353)
Forfeited/expired	(22,306)

Outstanding at end of year	204,074

As of December 28, 2002, there were approximately 5.2 million shares of Delhaize Group ADSs available for future grants of incentive options.

15.     Common Stock

On December 28, 2002, approximately 81.87% and 18.13% of the issued and outstanding Class A non-voting common stock and 80.58% and 19.42% of the issued and outstanding Class B voting common stock was held, respectively, by Delhaize Group and Delhaize The Lion America, Inc. (“Detla”), a wholly-owned subsidiary of Delhaize Group. In the aggregate, Delhaize Group and Detla owned approximately 100% of the Class B voting common stock and 100% of the Class A non-voting common stock.

On April 25, 2001, the Company and Delhaize Group completed a share exchange, whereby each outstanding share of the Company’s Class A and Class B common stock not already owned by Delhaize Group or Detla, was exchanged for 0.40 Delhaize Group American Depositary Shares (“ADSs”), which are listed on the New York Stock Exchange, or, at the option of a Delhaize America shareholder, 0.40 Delhaize Group ordinary shares which are listed on Euronext Brussels. Each Delhaize Group ADS represents one ordinary share of Delhaize Group. The Delhaize Group share exchange was structured to be tax-free to our shareholders for U.S. federal income tax purposes. The Delhaize Group share exchange was unanimously approved by our board of directors and the board of directors of Delhaize Group, unanimously recommended to our board of directors by a four-person special committee of independent directors, and approved by our shareholders and the shareholders of Delhaize Group. Until April 25, 2001, shares of Delhaize America common stock were listed on the New York Stock Exchange.

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

Prior to the Delhaize Group share exchange, the Board of Directors of the Company declared dividends with respect to Class A common stock without declaring and paying any dividends with respect to the Class B common stock. When dividends were declared with respect to the Class B common stock, the Board of Directors of the Company had to declare a greater per share dividend to the holders of Class A common stock.

16.     Interest Expense

Interest expense consists of the following:

	Successor	Successor	Predecessor	Predecessor
	Company	Company	Company	Company
		Period from	Period from
		April 29,	December 31,
		2001 to	2000 to
		December 29,	April, 28,
(Dollars in thousands)	2002	2001	2001	2000

Interest on borrowings (net of $2.6, $1.0, $1.9 million and $3.4 million capitalized in fiscal 2002, 17 weeks and 35 weeks of 2001 and fiscal 2000, respectively)	$249,322	$187,083	$84,826	$150,423
Interest on capital leases	80,873	46,808	23,536	62,634

	$330,195	$233,891	$108,362	$213,057

17.     Commitments and Contingencies

The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the Company’s management believes that the resulting liability, if any, would not have a material effect upon the Company’s consolidated results of operations, financial position or liquidity.

18.     Related Parties

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

The Company has entered into a joint venture with Delhaize Group regarding Bel-Thai Supermarket Co., Ltd. (“Bel-Thai”), a supermarket company based in Thailand. On January 18, 2000, the Company acquired, through a wholly-owned subsidiary, a 51% interest in Bel-Thai for approximately $3.9 million. Delhaize Group owns the remaining 49% interest in Bel-Thai. The Company subsequently contributed additional capital of approximately $8.0 million to Bel-Thai, including $2.4 million in December 2002. The Company’s investment in Bel-Thai was consummated pursuant to arms-length negotiations and was approved by the Board of Directors of the Company (by a vote of the directors unaffiliated with Delhaize). In addition, the Company obtained a fairness opinion from Salomon Smith Barney, an investment banking firm, as to the fairness of the transaction to the Company. The Company’s share of Bel-Thai’s operating loss for fiscal 2002 was not material to the Company’s consolidated results of operations.

On November 27, 2001, the Company loaned $12 million to Detla. The loan balance increased to $16.5 million by the end fiscal 2002. This loan was amended during 2002 to extend the maturity date until November 27, 2007. Until the maturity date, Detla will pay interest on the unpaid principal amount at a rate equal to LIBOR plus 125 basis points. The $16.5 million is included in “Other Assets” in the Company’s Consolidated Balance Sheet.

On December 12, 2001, the Company was granted a term loan facility by Delhaize The Lion Coordination Center S.A., a Belgian Company wholly owned by Delhaize Group, in the amount of $38 million intended for general corporate and working capital requirements. On September 19, 2002, the Company repaid the $38 million loan plus accrued interest totaling $1.1 million. Originally scheduled to mature on December 12, 2006, the note required interest at a rate equal to LIBOR plus 125 basis points. This loan was recorded in long-term debt in the Company’s 2001 Consolidated Balance Sheet.

The consolidated balance sheets as of December 28, 2002 and December 29, 2001 include approximately $114.6 million and $86.0 million in dividends payable to Delhaize Group.

The Company implemented a captive insurance program in fiscal 2001 pursuant to which the self-insured reserves related to workers’ compensation, general liability and auto coverage were reinsured by Pride Reinsurance Company, an Irish reinsurance captive owned by an affiliated company of Delhaize Group. The purpose for implementing the captive insurance program is to provide Delhaize Group continuing flexibility in its risk management program while providing certain excess loss protection through anticipated reinsurance contracts with Pride Reinsurance Company. The balance sheet includes an approximately $13.9 million net receivable from the Irish reinsurance captive related to claims paid by the Company but not yet reimbursed. See Note 1 for further information regarding the captive insurance company.

19.     Subsequent Events

During the first quarter of 2003, the Company announced plans to close 42 of its stores. These under performing Food Lion and Kash n’ Karry stores were closed in the first quarter of fiscal 2003. Food Lion is implementing additional cost saving initiatives by streamlining and optimizing the functioning of its support and management structure to provide a more productive sales base. These initiatives involve a reduction in work force affecting approximately 400 associates. Management expects the 42 store closings and additional cost savings initiatives will have a positive impact on the ongoing operational results of the Company and expects pre-tax expenses in the range of $40 to $45 million to be recorded in the first quarter of 2003 in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 146. In addition, in accordance with the provisions of SFAS No. 144, the portion of these costs associated with closing the 42 under performing stores, as well as related operating activity for these stores, will be appropriately accounted for as “discontinued operations” in the Company’s future filings.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Delhaize America, Inc.
Salisbury, North Carolina

We have audited the accompanying consolidated balance sheet of Delhaize America, Inc. and subsidiaries (the “Company”) as of December 28, 2002 and the related consolidated statements of income (loss), shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to comply with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 10, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Delhaize America, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Delhaize America, Inc. and subsidiaries (the “Company”) at December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for the period from April 29, 2001 to December 29, 2001, the period from December 31, 2000 to April 28, 2001 and the year ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for derivative instruments in the year ended December 29, 2001.

PricewaterhouseCoopers LLP/s/

February 14, 2002
Charlotte, North Carolina

Results by Quarter
(unaudited)

(Dollars in thousands)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2002	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

Net sales and other revenues	$3,747,850	$3,753,362	$3,816,198	$3,726,067
Cost of goods sold	2,782,049	2,803,994	2,856,531	2,724,066
Selling and administrative expenses	775,989	774,807	789,367	770,305
Operating income	186,677	181,807	169,482	198,666
Net(loss)income	$(224,870)	$60,827	$52,058	$79,563

(Dollars in thousands)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2001	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

Net sales and other revenues	$3,602,914	$3,726,933	$3,822,390	$3,760,990
Cost of goods sold	2,702,203	2,778,403	2,851,378	2,786,741
Selling and administrative expenses	742,789	770,817	789,958	792,056
Operating income	132,790	159,632	179,304	172,821
Net income	$27,853	$35,742	$45,894	$51,274

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

(a)  Previous Independent Accountant.

In connection with the Delhaize Group share exchange, on March 14, 2002 Delhaize America dismissed PricewaterhouseCoopers LLP as its independent accountant, effective March 29, 2002, which is the date the Company filed its Annual Report on Form 10-K for the fiscal year ended December 29, 2001, and selected Deloitte & Touche LLP as its new independent accountant. The decision to change the independent accountant was unanimously approved by the Company’s Board of Directors. Deloitte & Touche LLP serves as the independent accountant for Delhaize Group. The Board of Directors of Delhaize Group in 2002 nominated Deloitte & Touche LLP to serve as independent accountant of Delhaize Group and its subsidiaries, including the Company, for another three-year term beginning with fiscal year 2002, subject to the approval of the Delhaize Group workers council and Delhaize Group’s shareholders. The Delhaize Group shareholders voted Deloitte & Touche LLP as independent accountant of Delhaize Group and its subsidiaries, including the Company, at the Delhaize Group annual shareholders meeting held on May 23, 2002.

The reports of PricewaterhouseCoopers LLP on the Company’s consolidated financial statements for each of the years in the two-year period ended December 29, 2001 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two years ended December 29, 2001 and through March 29, 2002, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused the firm to make reference thereto in its reports on the Company’s consolidated financial statements for such years.

During the two years ended December 29, 2001 and through March 29, 2002, PricewaterhouseCoopers LLP has not advised the Company of any reportable events, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements above. A copy of such letter is attached hereto as Exhibit 16.

(b)  New Independent Accountant.

On March 14, 2002 the Company selected Deloitte & Touche LLP as its new independent accountant, effective March 29, 2002. During the two years ended December 29, 2001 and through March 29, 2002, the Company has not consulted with Deloitte & Touche LLP regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, in which either a written report was provided to the Company or oral advice was provided that Deloitte & Touche LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K. The Company has authorized PricewaterhouseCoopers LLP to respond fully to any inquiries from Deloitte & Touche LLP relating to its engagement as the Company’s independent accountant.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 11. Executive Compensation.

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 13. Certain Relationships and Related Transactions.

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Delhaize America’s management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

1. Financial Statements:

PAGES
Consolidated Statements of Income for fiscal year 2002 ended December 28, 2002, for the period from April 29, 2001 to December 29, 2001, the period from December 31, 2000 to April 28, 2001 and for the fiscal year ended December 30, 2000	25

Consolidated Balance Sheets, as of December 28, 2002 and December 29, 2001	26

Consolidated Statements of Cash Flows for fiscal year 2002 ended December 28, 2002, for the period from April 29, 2001 to December 29, 2001, the period from December 31, 2000 to April 28, 2001 and for the fiscal year ended December 30, 2000	27-28

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the fiscal year ended December 28, 2002, for the period from April 29, 2001 to December 29, 2001, the period from December 31, 2000 to April 28, 2001 and for the fiscal year ended December 30, 2000	29-30

Notes to Consolidated Financial Statements	31-63

Report of Deloitte & Touche LLP	63
Report of PricewaterhouseCoopers LLP	64

Results by Quarter (unaudited)	65

2.	Other:

     All other schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

3.	Exhibits:

Exhibit No.	Description

2	Agreement and Plan of Share Exchange dated as of November 16, 2000 between Etablissements Delhaize Freres et Cie “Le Lion” S. A. and the Company, as amended (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form F-4 of Etablissements Delhaize Freres et Cie “Le Lion” S. A. dated March 23, 2001) (Registration No. 333-13302)
3(a)	Articles of Incorporation, together with all amendments thereto (through May 5, 1988)(incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)
3(b)	Articles of Amendment to Articles of Incorporation, effective as of September 9, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 7, 1999) (SEC File No. 1-15275)
3(c)	Articles of Amendment to Articles of Incorporation, effective as of April 25, 2001 (incorporated by reference to Exhibit 3(c) of the Company’s Annual Report on Form 10-K dated March 29, 2002) (SEC File No. 0-6080)
3(d)	Bylaws of the Company effective May 25, 2001 (incorporated by reference to Exhibit 3(d) of the Company’s Annual Report on Form 10-K dated March 29, 2002 (SEC File No. 0-6080)
4(a)	Indenture dated as of August 15, 1991, between the Company and The Bank of New York, as Trustee, providing for the issuance of an unlimited amount of debt securities in one or more series (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)
4(b)	Form of Food Lion, Inc. Medium Term Note (Global Fixed Rate) (incorporated by reference to Exhibit 4(b) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)
4(c)	Indenture, dated as of April 15, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4(d)	First Supplemental Indenture, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)
4(e)	Second Supplemental Indenture, dated as of September 6, 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash n’ Karry Food Stores, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(e) of the Company’s Registration Statement on Form S-4 dated September 17, 2001) (Registration No. 333-69520)
4(f)	Form of Third Supplemental Indenture, dated as of November , 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash `n Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop `n Save-Mass., Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(f) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)
4(g)	Registration Rights Agreement, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and Salomon Smith Barney, Inc., Chase Securities Inc. and Deutsche Banc Alex. Brown, in their respective capacities as initial purchasers and as representatives of the other initial purchasers (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)
10(a)	Delhaize America, Inc. 2000 Stock Incentive Plan, as amended and restated effective May 23, 2002 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q dated August 13, 2002) (SEC File No. 0-6080)
10(b)	Form of Deferred Compensation Agreement (incorporated by reference to Exhibit 19(b) of the Company’s Report on Form 8-K dated October 27, 1986) (SEC File No. 0-6080)
10(c)	Form of Salary Continuation Agreement (incorporated by reference to Exhibit 19(c) of the Company’s report on Form 8-K dated October 27, 1986) (SEC File No. 0-6080)
10(e)	Proxy Agreement dated January 4, 1991, between Etablissements Delhaize Freres et Cie “Le Lion” S.A. and Delhaize The Lion, America, Inc. (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K dated March 25, 1991) (SEC File No. 0-6080)
10(f)	Retirement Agreement dated as of August 31, 2000, between the Company and Joseph C. Hall, Jr. (incorporated by reference to Exhibit 10(f) of the Company’s Annual Report on Form 10-K dated March 30, 2001) (SEC File No. 001-15275)
10(g)	Hannaford Bros. Co. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.25 of Hannaford’s Annual Report on Form 10-K dated March 10, 1998) (SEC File No. 001-07603)
10(h)	Employment Agreement dated as of July 31, 2000 between Hugh G. Farrington and the Company (incorporated by reference to Exhibit 10(h) of the Company’s Annual Report on Form 10-K dated March 30, 2001) (SEC File No. 001-15275)

10(i)	U.S. Distribution Agreement dated August 20, 1991, between the Company and Goldman, Sachs & Co. and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount of the Company’s Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)
10(j)	License Agreement between the Company and Etablissements Delhaize Freres et Cie “Le Lion” S.A. dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company’s Annual Report on Form 10-K dated March 31, 1994) (SEC File No. 0-6080)
10(k)	1996 Employee Stock Incentive Plan of Food Lion, Inc. (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated July 30, 1996) (SEC File No. 0-6080)
10(l)	Key Executive Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10(b) of the Company’s Quarterly Report on Form 10-Q dated July 30, 1996) (SEC File No. 0-6080)
10(m)	Profit Sharing Restoration Plan effective as of May 4, 1995 (incorporated by reference to Exhibit 10(c) of the Company’s 10-Q/A dated August 13, 1996) (SEC File No. 0-6080)
10(n)	Supplemental Executive Retirement Plan effective as of May 4, 1995 (incorporated by reference to Exhibit 10(d) of the Company’s 10-Q/A dated August 13, 1996) (SEC File No. 0-6080)
10(o)	Hannaford Bros. Co. Supplemental Executive Retirement Plan, effective January 1, 1998 (incorporated by reference to Exhibit 10.8 of Hannaford’s Annual Report on Form 10-K dated March 10, 2000) (SEC File No. 001-07603)
10(p)	Severance Agreement and Release dated August 18, 2002 between Delhaize America and R. William McCanless (incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q dated November 12, 2002) (SEC File No. 0-6080)
10(q)	Agreement and Plan of Merger dated as of October 31, 1996, among the Company, KK Acquisition Corp. and Kash n’ Karry Food Stores, Inc. (incorporated by reference to Exhibit 2 of the Company’s Report on Form 8-K dated October 31, 1996) (SEC File No. 0-6080)
10(r)	Stockholders’ Agreement, dated as of October 31, 1996, among the Company, KK Acquisition Corp., Kash n’ Karry Food Stores, Inc. and the stockholders of Kash n’ Karry Food Stores, Inc. signatory thereto (incorporated by reference to Exhibit 10 of the Company’s Report on Form 8-K dated October 31, 1996) (SEC File No. 0-6080)
10(s)	License Agreement, dated as of June 19, 1997, among the Company, Kash n’ Karry Food Stores, Inc., and Etablissements Delhaize Freres et Cie “Le Lion” S.A. (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated July 25, 1997) (SEC File No. 0-6080)
10(t)	First Supplement Indenture dated as of April 21, 1997, among Food Lion Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 0-6080)
10(u)	Underwriting Agreement dated as of April 16, 1997, between Food Lion, Inc. and Salomon Brothers, Inc. for itself and as representative for NationsBanc Capital Markets Inc. (incorporated by reference to Exhibit 10(b) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 0-6080)

10(v)	Agreement and Plan of Merger dated as of August 17, 1999, among the Company, Hannaford Bros. Co. and FL Acquisition Sub, Inc. (incorporated by reference to Exhibit 2 of the Company’s Report on Form 8-K dated August 19, 1999) (SEC File No. 0-6080)
10(w)	Agreement, dated as of January 4, 1998, between Etablissements Delhaize Freres et Cie “Le Lion” S.A. and the Company (incorporated by reference to 10(af) of the Company’s Annual Report on Form 10-K dated April 8, 1998) (SEC File No. 0-6080)
10(x)	Credit Agreement dated as of November 19, 1999, among the Company, the lenders party thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent (incorporated by reference to 10(x)of the Company’s Annual Report on Form 10-K dated March 30, 2000) (SEC File No. 1-15275)
10(y)	Credit Agreement dated as of January 26, 2000, among the Company, the lenders party thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent, relating to $2,500,000,000 364-Day Term Loan Facility (incorporated by reference to 10 (y) of the Company’s Annual Report on Form 10-K dated March 30, 2000) (SEC File No. 1-15275)
10(z)	Amended and Restated Credit Agreement dated as of January 26, 2000 and amended and restated as of December 20, 2002 among Delhaize America, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, as Issuing Bank and as Administrative Agent, relating to $350,000,000 5-Year Revolving Credit Facility
10(aa)	Stock Exchange Agreement dated as of August 17, 1999, among the Company, Empire Company Limited and E.C.L. Investments Limited (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated August 19, 1999) (SEC File No. 0-6080)
10(ab)	Voting Agreement dated as of August 17, 1999, among the Company, Empire Company Limited and E.C.L. Investments Limited (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated August 19, 1999) (SEC File No. 0-6080)
10(ac)	Registration Rights Agreement dated as of August 17, 1999, among the Company, Empire Company Limited, E.C.L. Investments Limited, Pension Plan for Employees of Sobeys, Inc. and Sobeys Inc. Master Trust Investment Fund (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated August 19, 1999) (SEC File No. 0-6080)
10(ad)	Employment Agreement dated as of January 20, 2000 between the Company and Robert J. Brunory (incorporated by reference to Exhibit 10(ad) of the Company’s Annual Report on Form 10-K dated March 30, 2001) (SEC File No. 001-15275)
10(ae)	Employment Agreement dated as of January 10, 2000 between the Company and Keith M. Gehl (incorporated by reference to Exhibit 10(ae) of the Company’s Annual Report on Form 10-K dated March 30, 2001) (SEC File No. 001-15275)
10(ag)	Termination Agreement dated January 21, 2002 between Food Lion, LLC and Laura C. Kendall (incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q dated May 14, 2002) (SEC File No. 0-6080)

10(aj)	Amended and Restated Credit Agreement dated as of November 17, 2000, among the Company, the lenders party thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent (incorporated by reference to Exhibit 10(aj) of the Company’s Annual Report on Form 10- K dated March 30, 2001) (SEC File No. 001-15275)
10(ak)	Amended and Restated Hannaford Bros. Co. Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10.1 of Hannaford’s Quarterly Report on Form 10-Q dated November 7, 1997) (SEC File No. 1-7603)
10(al)	Hannaford Bros. Co. 1988 Stock Plan (incorporated by reference to Exhibit 4.5 of Hannaford’s Registration Statement on Form S-8 dated June 27, 1995) (Registration No. 33-60655)
10(am)	There are incorporated herein by reference (i) the Hannaford Cash Balance Plan, a copy of which was filed as Exhibit 10.3 to the Hannaford’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (SEC File No. 1-7603) and (ii) the First Amendment to the Hannaford Cash Balance Plan, a copy of which was filed as Exhibit 10.1 to the Hannaford’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1998 (SEC File No. 1-7603), and the Proposed Amendment to the Hannaford Cash Balance Plan submitted to the Internal Revenue Service for approval (incorporated by reference to Exhibit 10.4 of Hannaford’s Annual Report on Form 10-K dated March 10, 2000), the Second Amendment to The Hannaford Cash Balance Plan (incorporated by reference to Exhibit 10.5 of Hannaford’s Annual Report on Form 10-K dated March 10, 2000), and the Third Amendment to the Hannaford Cash Balance Plan (incorporated by reference to Exhibit 10.6 of Hannaford’s Annual Report on Form 10-K dated March 10, 2000) (SEC File No. 1-7603)
10(an)	Guaranty, dated as of April 19, 2001, by Food Lion, LLC in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(an) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)
10(ao)	Guaranty, dated as of April 19, 2001, by Food Lion, LLC in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the Amended and Restated $500,000,000 364-Day Credit Agreement dated as of November 17, 2000 (incorporated by reference to Exhibit 10(ao) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)
10(ap)	Amendment No. 1, dated as of April 19, 2001, to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000, among the Company, the lenders party thereto and Morgan Guaranty Trust Company Of New York, as Administrative Agent (incorporated by reference to Exhibit 10(ap) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)
10(aq)	Amendment No. 1, dated as of April 19, 2001, to the Amended and Restated $500,000,000 364-Day Credit Agreement dated as of November 17, 2000, among the Company, the lenders party thereto and Morgan Guaranty Trust Company Of New York, as Administrative Agent (incorporated by reference to Exhibit 10(aq) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)
10(ar)	Guaranty, dated as of September 6, 2001, by Hannaford Bros. Co. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the Amended and Restated $500,000,000 364-Day Credit Agreement dated as of November 17, 2000

(incorporated by reference to Exhibit 10(ar) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)
10(as)	Guaranty, dated as of September 6, 2001, by Hannaford Bros. Co. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(as) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)
10(at)	Guaranty, dated as of September 6, 2001, by Kash N’ Karry Food Stores, Inc. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the Amended and Restated $500,000,000 364-Day Credit Agreement dated as of November 17, 2000 (incorporated by reference to Exhibit 10(at) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)
10(au)	Guaranty, dated as of September 6, 2001, by Kash N’ Karry Food Stores, Inc. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(au) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)
10(av)	Amendment No. 2, dated as of September 6, 2001, to the Amended and Restated $500,000,000 364-Day Credit Agreement dated as of November 17, 2000, among the Company, the Lenders party thereto and Morgan Guaranty Trust Company Of New York, as Administrative Agent (incorporated by reference to Exhibit 10(av) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)
10(aw)	Amendment No. 2, dated as of September 6, 2001, to the $500,000,000 5- Year Credit Agreement dated as of January 26, 2000, among the Company, the lenders party thereto and Morgan Guaranty Trust Company Of New York, as Administrative Agent (incorporated by reference to Exhibit 10(aw) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)
10(ax)	Form of Amendment No. 3, dated as of November , 2001, to the Amended and Restated $500,000,000 5-Year Credit Agreement dated as of January 26, 2000, among the Company, the Lenders party thereto and Morgan Guaranty Trust Company Of New York, as Administrative Agent (incorporated by reference to Exhibit 10(ax) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)
10(ay)	Form of Additional Guaranty, dated as of November , 2001, by FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop `N Save-Mass., Inc., Hannaford Procurement Corp. and Boney Wilson & Sons, Inc. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(ay) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)
10(az)	Delhaize America, Inc. 2002 Restricted Stock Unit Plan (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q dated August 13, 2002) (SEC File No. 0-6080)

16	Letter dated April 5, 2002 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16 of the Company’s Amendment No. 1 to Current Report on Form 8-K dated April 5, 2002) (SEC File No. 0-6080)
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of PricewaterhouseCoopers LLP
99	Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K

(b) Reports on Form 8-K:

Current Report on Form 8-K filed March 21, 2002, announcing that on March 14, 2002 Delhaize America, in connection with the Delhaize Group share exchange, dismissed PricewaterhouseCoopers LLP as its independent accountant, effective upon completion of the firm’s audit of the Company’s consolidated financial statements for the fiscal year ended December 29, 2001, and selected Deloitte & Touche LLP as its new independent accountant.

Amendment No. 1 to Current Report on Form 8-K filed April 5, 2002, announcing that the effective date of the change in independent accountants was March 29, 2002.

Current Report on Form 8-K filed August 20, 2002, announcing that, effective September 1, 2002, Richard A. Anicetti is being promoted to Chief Executive Officer of Food Lion; Pierre-Olivier Beckers is assuming the additional title of Chief Executive Officer of Delhaize America; and William McCanless, previously Chief Executive Officer of Delhaize America and Food Lion, will become Vice Chairman of Delhaize America and will continue to serve on the Delhaize Group Board of Directors.

Current Report on Form 8-K filed December 11, 2002, disclosing that on December 10, 2002 Delhaize Group, the Belgian international food retailer that owns Delhaize America, announced that Standard & Poor’s Rating Service changed the credit rating of Delhaize America from BBB- to BB+ with a stable outlook.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delhaize America, Inc.

Date: 3/27/2003	By:	/s/ Carol M. Herndon

Carol M. Herndon
Executive Vice President of Accounting and Analysis and Chief Accounting Officer
Principal Accounting Officer and Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: 3/27/2003	By:	/s/ Carol M. Herndon

Carol M. Herndon
Executive Vice President of Accounting and Analysis and Chief Accounting Officer
Principal Accounting Officer and Principal Financial Officer

Date: 3/27/2003	By:	/s/ Pierre-Olivier Beckers

Pierre-Olivier Beckers
Chairman and Chief Executive Officer
Director

Date: 3/27/2003	By:	/s/ Hugh G. Farrington

Hugh G. Farrington
Vice Chairman
Director

Date: 3/27/2003	By:	/s/ Bill McCanless

Bill McCanless
Vice Chairman
Director

Date: 3/27/2003	By:	/s/ William G. Fergusson

William G. Fergusson
Director

Date: 3/27/2003	By:	/s/ Robert J. Murray

Robert J. Murray
Director

CERTIFICATIONS

I, Pierre-Olivier Beckers, certify that:

1.     I have reviewed this annual report on Form 10-K of Delhaize America, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003.

/s/ Pierre-Olivier Beckers

Pierre-Olivier Beckers
Chief Executive Officer

CERTIFICATIONS

I, Carol M. Herndon, certify that:

1.     I have reviewed this annual report on Form 10-K of Delhaize America, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003.

/s/ Carol M. Herndon

Carol M. Herndon
Chief Accounting Officer

EXHIBIT INDEX
to
ANNUAL REPORT ON FORM 10-K of
Delhaize America, Inc.
For the Fiscal Year Ended December 28, 2002

Exhibit No.	Description

2	Agreement and Plan of Share Exchange dated as of November 16, 2000 between Etablissements Delhaize Freres et Cie “Le Lion” S. A. and the Company, as amended (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form F-4 of Etablissements Delhaize Freres et Cie “Le Lion” S. A. dated March 23, 2001) (Registration No. 333-13302)
3(a)	Articles of Incorporation, together with all amendments thereto (through May 5, 1988)(incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)
3(b)	Articles of Amendment to Articles of Incorporation, effective as of September 9, 1999 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 7, 1999) (SEC File No. 1-15275)
3(c)	Articles of Amendment to Articles of Incorporation, effective as of April 25, 2001 (incorporated by reference to Exhibit 3(c) of the Company’s Annual Report on Form 10-K dated March 29, 2002) (SEC File No. 0-6080)
3(d)	Bylaws of the Company effective May 25, 2001 (incorporated by reference to Exhibit 3(d) of the Company’s Annual Report on Form 10-K dated March 29, 2002 (SEC File No. 0-6080)
4(a)	Indenture dated as of August 15, 1991, between the Company and The Bank of New York, as Trustee, providing for the issuance of an unlimited amount of debt securities in one or more series (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)
4(b)	Form of Food Lion, Inc. Medium Term Note (Global Fixed Rate) (incorporated by reference to Exhibit 4(b) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)
4(c)	Indenture, dated as of April 15, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)
4(d)	First Supplemental Indenture, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)
4(e)	Second Supplemental Indenture, dated as of September 6, 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash n’ Karry Food Stores, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(e) of the Company’s Registration Statement on Form S-4 dated September 17, 2001) (Registration No. 333-69520)

4(f)	Form of Third Supplemental Indenture, dated as of November , 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash `n Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop `n Save-Mass., Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(f) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)
4(g)	Registration Rights Agreement, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and Salomon Smith Barney, Inc., Chase Securities Inc. and Deutsche Banc Alex. Brown, in their respective capacities as initial purchasers and as representatives of the other initial purchasers (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)
10(a)	Delhaize America, Inc. 2000 Stock Incentive Plan, as amended and restated effective May 23, 2002 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q dated August 13, 2002) (SEC File No. 0-6080
10(b)	Form of Deferred Compensation Agreement (incorporated by reference to Exhibit 19(b) of the Company’s Report on Form 8-K dated October 27, 1986) (SEC File No. 0-6080)
10(c)	Form of Salary Continuation Agreement (incorporated by reference to Exhibit 19(c) of the Company’s report on Form 8-K dated October 27, 1986) (SEC File No. 0-6080)
10(e)	Proxy Agreement dated January 4, 1991, between Etablissements Delhaize Freres et Cie “Le Lion” S.A. and Delhaize The Lion, America, Inc. (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K dated March 25, 1991) (SEC File No. 0-6080)
10(f)	Retirement Agreement dated as of August 31, 2000, between the Company and Joseph C. Hall, Jr. (incorporated by reference to Exhibit 10(f) of the Company’s Annual Report on Form 10-K dated March 30, 2001) (SEC File No. 001-15275)
10(g)	Hannaford Bros. Co. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.25 of Hannaford’s Annual Report on Form 10-K dated March 10, 1998) (SEC File No. 001-07603)
10(h)	Employment Agreement dated as of July 31, 2000 between Hugh G. Farrington and the Company (incorporated by reference to Exhibit 10(h) of the Company’s Annual Report on Form 10-K dated March 30, 2001) (SEC File No. 001-15275)
10(i)	U.S. Distribution Agreement dated August 20, 1991, between the Company and Goldman, Sachs & Co. and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount of the Company’s Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)
10(j)	License Agreement between the Company and Etablissements Delhaize Freres et Cie “Le Lion” S.A. dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company’s Annual Report on Form 10-K dated March 31, 1994) (SEC File No. 0-6080)
10(k)	1996 Employee Stock Incentive Plan of Food Lion, Inc. (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated July 30, 1996) (SEC File No. 0-6080)

10(l)	Key Executive Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10(b) of the Company’s Quarterly Report on Form 10-Q dated July 30, 1996) (SEC File No. 0-6080)
10(m)	Profit Sharing Restoration Plan effective as of May 4, 1995 (incorporated by reference to Exhibit 10(c) of the Company’s 10-Q/A dated August 13, 1996) (SEC File No. 0-6080)
10(n)	Supplemental Executive Retirement Plan effective as of May 4, 1995 (incorporated by reference to Exhibit 10(d) of the Company’s 10-Q/A dated August 13, 1996) (SEC File No. 0-6080)
10(o)	Hannaford Bros. Co. Supplemental Executive Retirement Plan, effective January 1, 1998 (incorporated by reference to Exhibit 10.8 of Hannaford’s Annual Report on Form 10-K dated March 10, 2000) (SEC File No. 001-07603)
10(p)	Severance Agreement and Release dated August 18, 2002 between Delhaize America and R. William McCanless (incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q dated November 12, 2002) (SEC File No. 0-6080)
10(q)	Agreement and Plan of Merger dated as of October 31, 1996, among the Company, KK Acquisition Corp. and Kash n’ Karry Food Stores, Inc. (incorporated by reference to Exhibit 2 of the Company’s Report on Form 8-K dated October 31, 1996) (SEC File No. 0-6080)
10(r)	Stockholders’ Agreement, dated as of October 31, 1996, among the Company, KK Acquisition Corp., Kash n’ Karry Food Stores, Inc. and the stockholders of Kash n’ Karry Food Stores, Inc. signatory thereto (incorporated by reference to Exhibit 10 of the Company’s Report on Form 8-K dated October 31, 1996) (SEC File No. 0-6080)
10(s)	License Agreement, dated as of June 19, 1997, among the Company, Kash n’ Karry Food Stores, Inc., and Etablissements Delhaize Freres et Cie “Le Lion” S.A. (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated July 25, 1997) (SEC File No. 0-6080)
10(t)	First Supplement Indenture dated as of April 21, 1997, among Food Lion Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 0-6080)
10(u)	Underwriting Agreement dated as of April 16, 1997, between Food Lion, Inc. and Salomon Brothers, Inc. for itself and as representative for NationsBanc Capital Markets Inc. (incorporated by reference to Exhibit 10(b) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 0-6080)
10(v)	Agreement and Plan of Merger dated as of August 17, 1999, among the Company, Hannaford Bros. Co. and FL Acquisition Sub, Inc. (incorporated by reference to Exhibit 2 of the Company’s Report on Form 8-K dated August 19, 1999) (SEC File No. 0-6080)
10(w)	Agreement, dated as of January 4, 1998, between Etablissements Delhaize Freres et Cie “Le Lion” S.A. and the Company (incorporated by reference to 10(af) of the Company’s Annual Report on Form 10-K dated April 8, 1998) (SEC File No. 0-6080)

10(x)	Credit Agreement dated as of November 19, 1999, among the Company, the lenders party thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent (incorporated by reference to 10(x)of the Company’s Annual Report on Form 10-K dated March 30, 2000) (SEC File No. 1-15275)
10(y)	Credit Agreement dated as of January 26, 2000, among the Company, the lenders party thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent, relating to $2,500,000,000 364-Day Term Loan Facility (incorporated by reference to 10 (y) of the Company’s Annual Report on Form 10-K dated March 30, 2000) (SEC File No. 1-15275)
10(z)	Amended and Restated Credit Agreement dated as of January 26, 2000 and amended and restated as of December 20, 2002 among Delhaize America, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, as Issuing Bank and as Administrative Agent, relating to $350,000,000 5-Year Revolving Credit Facility
10(aa)	Stock Exchange Agreement dated as of August 17, 1999, among the Company, Empire Company Limited and E.C.L. Investments Limited (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated August 19, 1999) (SEC File No. 0-6080)
10(ab)	Voting Agreement dated as of August 17, 1999, among the Company, Empire Company Limited and E.C.L. Investments Limited (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated August 19, 1999) (SEC File No. 0-6080)
10(ac)	Registration Rights Agreement dated as of August 17, 1999, among the Company, Empire Company Limited, E.C.L. Investments Limited, Pension Plan for Employees of Sobeys, Inc. and Sobeys Inc. Master Trust Investment Fund (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated August 19, 1999) (SEC File No. 0-6080)
10(ad)	Employment Agreement dated as of January 20, 2000 between the Company and Robert J. Brunory (incorporated by reference to Exhibit 10(ad) of the Company’s Annual Report on Form 10-K dated March 30, 2001) (SEC File No. 001-15275)
10(ae)	Employment Agreement dated as of January 10, 2000 between the Company and Keith M. Gehl (incorporated by reference to Exhibit 10(ae) of the Company’s Annual Report on Form 10-K dated March 30, 2001) (SEC File No. 001-15275)
10(ag)	Termination Agreement dated January 21, 2002 between Food Lion, LLC and Laura C. Kendall (incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q dated May 14, 2002) (SEC File No. 0-6080)
10(aj)	Amended and Restated Credit Agreement dated as of November 17, 2000, among the Company, the lenders party thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent (incorporated by reference to Exhibit 10(aj) of the Company’s Annual Report on Form 10- K dated March 30, 2001) (SEC File No. 001-15275)
10(ak)	Amended and Restated Hannaford Bros. Co. Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10.1 of Hannaford’s Quarterly Report on Form 10-Q dated November 7, 1997) (SEC File No. 1-7603)

10(al)	Hannaford Bros. Co. 1988 Stock Plan (incorporated by reference to Exhibit 4.5 of Hannaford’s Registration Statement on Form S-8 dated June 27, 1995) (Registration No. 33-60655)
10(am)	There are incorporated herein by reference (i) the Hannaford Cash Balance Plan, a copy of which was filed as Exhibit 10.3 to the Hannaford’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (SEC File No. 1-7603) and (ii) the First Amendment to the Hannaford Cash Balance Plan, a copy of which was filed as Exhibit 10.1 to the Hannaford’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1998 (SEC File No. 1-7603), and the Proposed Amendment to the Hannaford Cash Balance Plan submitted to the Internal Revenue Service for approval (incorporated by reference to Exhibit 10.4 of Hannaford’s Annual Report on Form 10-K dated March 10, 2000), the Second Amendment to The Hannaford Cash Balance Plan (incorporated by reference to Exhibit 10.5 of Hannaford’s Annual Report on Form 10-K dated March 10, 2000), and the Third Amendment to the Hannaford Cash Balance Plan (incorporated by reference to Exhibit 10.6 of Hannaford’s Annual Report on Form 10-K dated March 10, 2000) (SEC File No. 1-7603)
10(an)	Guaranty, dated as of April 19, 2001, by Food Lion, LLC in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(an) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)
10(ao)	Guaranty, dated as of April 19, 2001, by Food Lion, LLC in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the Amended and Restated $500,000,000 364-Day Credit Agreement dated as of November 17, 2000 (incorporated by reference to Exhibit 10(ao) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)
10(ap)	Amendment No. 1, dated as of April 19, 2001, to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000, among the Company, the lenders party thereto and Morgan Guaranty Trust Company Of New York, as Administrative Agent (incorporated by reference to Exhibit 10(ap) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)
10(aq)	Amendment No. 1, dated as of April 19, 2001, to the Amended and Restated $500,000,000 364-Day Credit Agreement dated as of November 17, 2000, among the Company, the lenders party thereto and Morgan Guaranty Trust Company Of New York, as Administrative Agent (incorporated by reference to Exhibit 10(aq) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)
10(ar)	Guaranty, dated as of September 6, 2001, by Hannaford Bros. Co. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the Amended and Restated $500,000,000 364-Day Credit Agreement dated as of November 17, 2000 (incorporated by reference to Exhibit 10(ar) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)
10(as)	Guaranty, dated as of September 6, 2001, by Hannaford Bros. Co. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(as) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(at)	Guaranty, dated as of September 6, 2001, by Kash N’ Karry Food Stores, Inc. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the Amended and Restated $500,000,000 364-Day Credit Agreement dated as of November 17, 2000 (incorporated by reference to Exhibit 10(at) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)
10(au)	Guaranty, dated as of September 6, 2001, by Kash N’ Karry Food Stores, Inc. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(au) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)
10(av)	Amendment No. 2, dated as of September 6, 2001, to the Amended and Restated $500,000,000 364-Day Credit Agreement dated as of November 17, 2000, among the Company, the Lenders party thereto and Morgan Guaranty Trust Company Of New York, as Administrative Agent (incorporated by reference to Exhibit 10(av) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)
10(aw)	Amendment No. 2, dated as of September 6, 2001, to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000, among the Company, the lenders party thereto and Morgan Guaranty Trust Company Of New York, as Administrative Agent (incorporated by reference to Exhibit 10(aw) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)
10(ax)	Form of Amendment No. 3, dated as of November , 2001, to the Amended and Restated $500,000,000 5-Year Credit Agreement dated as of January 26, 2000, among the Company, the Lenders party thereto and Morgan Guaranty Trust Company Of New York, as Administrative Agent (incorporated by reference to Exhibit 10(ax) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)
10(ay)	Form of Additional Guaranty, dated as of November , 2001, by FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop `N Save-Mass., Inc., Hannaford Procurement Corp. and Boney Wilson & Sons, Inc. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(ay) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)
10(az)	Delhaize America, Inc. 2002 Restricted Stock Unit Plan (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q dated August 13, 2002) (SEC File No. 0-6080)
16	Letter dated April 5, 2002 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16 of the Company’s Amendment No. 1 to Current Report on Form 8-K dated April 5, 2002) (SEC File No. 0-6080)
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of PricewaterhouseCoopers LLP
99	Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K