Form 10-Q
period 2003-03-29
DELHAIZE AMERICA INC
filed 2003-05-13
CIK 37912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........to...........

Commission File number 0-6080

DELHAIZE AMERICA, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0660192

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P.O. Box 1330, 2110 Executive Drive, Salisbury, NC 28145-1330

(Address of principal executive office)(Zip Code)

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

Yes ☒	No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

Outstanding shares of common stock of the Registrant as of May 12, 2003.

Class A Common Stock — 91,050,642,127

Class B Common Stock — 75,287,145

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELHAIZE AMERICA, INC.
INDEX TO FORM 10-Q
For the Quarter Ended March 29, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELHAIZE AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
For the 13 weeks ended March 29, 2003 and March 30, 2002
(Dollars in thousands)

	13 Weeks	13 Weeks
	Ended	Ended
	March 29, 2003	March 30, 2002

Net sales and other revenues	$3,681,128	$3,705,988
Cost of goods sold	2,712,990	2,747,676
Selling and administrative expenses	753,092	768,429

Operating income	215,046	189,883
Interest expense	79,686	87,326

Income from continuing operations and before income taxes	135,360	102,557
Provision for income taxes	50,075	41,002

Income before loss from discontinued operations, net of tax	85,285	61,555
Loss from discontinued operations, net of tax	22,246	2,328

Income before cumulative effect of changes in accounting principle	63,039	59,227
Cumulative effect of changes in accounting principle, net of tax	10,946	284,097

Net income (loss)	$52,093	$(224,870)

See notes to the unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 29, 2003	December 28, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$308,458	$131,641
Receivables,net	117,084	142,371
Receivable from affiliate	11,630	14,483
Inventories	1,239,543	1,340,847
Income tax receivable	—	6,036
Prepaid expenses	79,690	30,622
Deferred tax assets	23,474	18,976

Total current assets	1,779,879	1,684,976
Property and equipment, net	2,979,312	3,041,465
Goodwill, net	2,907,309	2,907,305
Other intangibles, net	785,516	792,689
Reinsurance recoverable from affiliate	123,561	119,827
Other assets	95,235	88,554

Total assets	$8,670,812	$8,634,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$675,390	$762,179
Dividend payable	114,636	114,636
Payable to affiliate	—	8,959
Accrued expenses	380,140	314,851
Capital lease obligations — current	33,254	32,652
Long term debt — current	27,889	28,294
Other liabilities — current	52,738	49,372
Income taxes payable	43,569	—

Total current liabilities	1,327,616	1,310,943
Long-term debt	2,946,704	2,951,072
Capital lease obligations	677,724	698,283
Deferred income taxes	335,020	357,314
Other liabilities	284,954	273,502

Total liabilities	5,572,018	5,591,114

Shareholders’ equity:
Class A non-voting common stock	53,222	53,222
Class B voting common stock	37,645	37,645
Accumulated other comprehensive loss, net of tax	(69,349)	(71,130)
Additional paid-in capital, net of unearned compensation	2,468,634	2,467,397
Retained earnings	608,642	556,568

Total shareholders’ equity	3,098,794	3,043,702

Total liabilities and shareholders’ equity	$8,670,812	$8,634,816

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the 13 weeks ended March 29, 2003 and March 30, 2002
(Dollars in thousands)

	13 Weeks	13 Weeks
	March 29, 2003	March 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$52,093	$(224,870)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Cumulative effect of changes in accounting principle, net of tax	10,946	284,097
Discontinued operations	27,507	—
Streamline charges	2,346	—
Depreciation and amortization	111,771	112,671
Depreciation and amortization — discontinued operations	444	1,440
Amortization of debt fees/costs	489	503
Amortization of debt premium/(discount)	283	295
Amortization of deferred loss on derivative	2,071	2,128
Amortization and termination of restricted shares	1,237	2,673
Accrued interest on interest rate swap	(4,201)	—
Loss on disposals of property and capital lease terminations	1,592	117
Deferred income taxes (benefit) provision	(27,579)	1,006
Other	496	35
Changes in operating assets and liabilities which provided (used) cash:
Receivables	25,287	49,857
Net receivable from affiliate	(6,106)	10,357
Income tax receivable	6,036	8,429
Inventories	81,054	17,020
Prepaid expenses	(49,068)	(38,776)
Other assets	(1,544)	289
Accounts payable	(83,664)	34,203
Accrued expenses	61,750	42,970
Income taxes payable	49,747	20,966
Other liabilities	(14,842)	(1,585)

Total adjustments	196,052	548,695

Net cash provided by operating activities	248,145	323,825

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(58,653)	(92,435)
Proceeds from sale of property	1,617	4,001
Other investment activity	(2,235)	(1,785)

Net cash used in investing activities	(59,271)	(90,219)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments under short-term borrowings	—	(140,000)
Principal payments on long-term debt	(4,247)	(4,130)
Principal payments under capital lease obligations	(7,791)	(7,153)
Warrants common stock purchases	(19)	—
Parent common stock repurchased	—	(4,482)
Proceeds from stock options exercised	—	1,636

Net cash used in financing activities	(12,057)	(154,129)

Net increase in cash and cash equivalents	176,817	79,477
Cash and cash equivalents at beginning of year	131,641	137,206

Cash and cash equivalents at end of period	$308,458	$216,683

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1) Basis of Presentation:

The accompanying condensed consolidated financial statements are presented in accordance with the requirements for Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Annual Report on Form 10-K of Delhaize America, Inc (“Delhaize America” or the “Company”). Accordingly, the reader of this Form 10-Q should refer to the Company’s Form 10-K for the year ended December 28, 2002 for further information.

The financial information presented herein has been prepared in accordance with the Company’s customary accounting practices and has not been audited. In the opinion of management, the financial information includes all adjustments, consisting of only normal recurring items, necessary for a fair presentation of interim results.

The financial statement presentation includes the impact of the Company’s closing of 42 under performing Food Lion and Kash n’ Karry stores during the first quarter of 2003. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, a portion of the costs associated with these stores, as well as related operating activity prior to closing for these stores, was recorded as “discontinued operations” in the Company’s Condensed Consolidated Statement of Income (Loss) for all periods presented.

2) Supplemental Disclosure of Cash Flow Information:

Selected cash payments and non-cash activities during the period were as follows:

	13 Weeks	13 Weeks
	Ended	Ended
(Dollars in thousands)	March 29, 2003	March 30, 2002

Cash payments for income taxes	$9,269	$9,326
Cash payments for interest, net of amounts capitalized	20,217	25,310
Non-cash investing and financing activities:
Capitalized lease obligations incurred for store properties and equipment	7,301	10,984
Change in reinsurance recoverable and other liabilities	3,734	67
Other	447	—
Investment in WWRE	—	3,000
Delhaize Group Share Exchange — final adjustment to purchase price allocation:
Property	—	44,433
Deferred income taxes	—	43,752
Capital lease obligations	—	4,475
Accrued expenses	—	5,156
Reclassification of deferred taxes to goodwill related to intangible assets that did not meet the separability criteria of SFAS No. 141	—	117,895

3) Inventories

Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 80% of inventories on March 29, 2003 and March 30, 2002. Meat, produce and deli inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method was used entirely, inventories would have been $32.0 million and $65.3 million greater as of March 29, 2003 and March 30, 2002, respectively. Application of the LIFO method resulted in no impact on cost of goods sold for the 13 weeks ended March 29, 2003 and a $0.6 million increase for the 13 weeks ended March 30, 2002.

4) Reclassification

Certain financial statement items in the prior periods have been reclassified to conform to the current period’s presentation.

5) Accounting for Stock Issued to Employees

The Company has a stock option plan that is described fully in Note 14 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, to stock-based employee compensation.

	13 weeks	13 weeks
	Ended	Ended
(Dollars in thousands)	March 29, 2003	March 30, 2002

Net(loss) earnings — as reported	$52,093	$(224,870)
Deduct: Total stock-based employee compensation expense determined using fair value based method (net of tax)	2,444	1,778

Net earnings (loss)-pro forma	$49,649	$(226,648)

The weighted average fair value at date of grant for options granted during the first quarter of 2003 and 2002 was $5.36 and $10.99 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model using the following assumptions:

	13 weeks	13 weeks
	Ended	Ended
	March 29, 2003	March 30, 2002

Expected dividend yield (%)	2.6	2.6
Expected volatility (%)	41.0	38.8
Risk-free interest rate (%)	3.2	4.6
Expected term (years)	5.2	5.2

6) Derivative Financial Instruments

Prior to the offering of the bonds and debentures on April 19, 2001, the Company entered into interest rate hedge agreements to hedge against potential increases in interest rates. The notional amount of these hedge agreements was $1.75 billion. These hedge agreements were structured to hedge against the risk of increasing market interest rates based on U.S. treasury rates, with the specified rates based on the expected maturities of the related securities. These hedge agreements were settled in connection with the completion of the offering of the bonds and debentures, resulting in a payment in the amount of an unrealized loss of approximately $214 million. As a result of the adoption of SFAS No.133, “Derivative Instruments and Hedging Activities”, at the beginning of fiscal 2001, the unrealized loss was recorded in other comprehensive income, net of deferred taxes, and is being amortized to interest expense over the term of the associated debt securities. The Company amortized approximately $1.3 million, net of tax of the other comprehensive loss associated with these hedge agreements to interest expense during both the first quarter ended March 29, 2003 and March 30, 2002. The unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss at March 29, 2003, and March 30, 2002, totaled approximately $48.2 million and $54.6 million, net of deferred taxes, respectively.

During the fourth quarter of 2001 and the third quarter of 2002, the Company entered into interest rate swap agreements to manage the exposure to interest rate movements by effectively converting a portion of the debt from fixed to variable rates. Maturity dates of the Company’s interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for the Company’s agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The notional principal amounts of interest rate swap arrangements at March 29, 2003 were $300 million maturing in 2006 and $200 million maturing in 2011. These agreements are accounted for as fair value hedges. For the 13 weeks ended March 29, 2003, interest expense decreased by $4.2 million in connection with these agreements. These agreements met the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133. The fair value of the Company’s debt has been increased by $19.8 million at March 29, 2003 with these agreements. The Company has also recorded a derivative asset in connection with these agreements in the amount of $27.4 million recorded in other assets.

7) Goodwill and Other Intangible Assets

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

The Company’s impairment assessment at its individual operating banners resulted in a non-cash impairment charge totaling approximately $288 million before taxes ($284 million net of taxes), which was recorded as a cumulative effect of change in accounting principle in the first quarter 2002. This impairment charge relates primarily to goodwill associated with the Delhaize Group share exchange and with the Company’s acquisitions of Kash n’ Karry and Hannaford. The Florida market, where Kash n’ Karry is concentrated, is one of the most competitive markets in the Southeast region. In addition, this market has experienced the impact of security concerns and economic pressures, which continue to negatively impact temporary residence and tourism in the state. The Hannaford banner carries a significant goodwill balance due to the initial acquisition in 2000 and the assignment of goodwill to this banner related to the Delhaize Group share exchange.

8) Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings and other comprehensive earnings. Other comprehensive earnings include revenues, expenses, gains and losses that have been excluded from the Company’s net income (loss) and recorded directly to shareholders’ equity. Included in other comprehensive income (loss) are unrealized losses on hedges and unrealized security holding gains. Comprehensive income (loss) was $53,875 and ($223,517) for the 13 weeks ended March 29, 2003 and March 30,2002, respectively.

9) Recently Adopted Accounting Standards

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, was issued and amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. Certain new disclosure provisions of SFAS No. 148 are required for fiscal years ending after December 15, 2002. See Note 5 to the Company’s Condensed Consolidated Financial Statements for the first quarter of fiscal 2003.

In November 2002, the Financial Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which is an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard did not have an impact on the Company’s financial statements. See Debt Guarantees below.

In September 2002, Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received”, was proposed and a consensus was reached in January 2003. The issue was revised and finalized in March 2003. This issue addresses the appropriate accounting, by a retailer, for cash consideration received from a vendor and directs that cash consideration received from a vendor should be presumed to be a reduction of inventory unless it is a reimbursement of specific costs incurred in advertising the vendor’s products. Previously the Company recorded allowances as a reduction of cost of sales when earned. This change will have a timing impact on certain allowances that will now be an adjustment to inventory cost and recognized in cost of sales when the product is sold.

Upon adoption of EITF Issue No. 02-16 in 2003, the Company recorded the cumulative effect of a change in accounting principle of $10.9 million, net of tax. This charge was recorded in the Company’s Condensed Consolidated Statement of Income (Loss) and reflects an adjustment of the Company’s opening inventory balance. As a result of the adoption of this standard, certain allowances will be recorded as a reduction of inventory as appropriate.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued by the FASB. SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities (including store closings). SFAS No. 146 replaces previous accounting guidance, principally EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Issue No. 94-3 required that a liability for an exit cost be recognized when the company committed to a specific plan; whereas, SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. See Note 11 to the Company’s Condensed Consolidated Financial Statements for the first quarter of fiscal 2003.

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

Debt Guarantees

The wholly owned direct subsidiaries named below will fully and unconditionally and jointly and severally guarantee the debt of Delhaize America.

Food Lion, LLC is a North Carolina limited liability company that operates all of the Company’s Food Lion stores. Food Lion’s executive offices are located at 2110 Executive Drive, Salisbury, North Carolina 28145-1330.

Hannaford Bros. Co. is a Maine corporation that operates all of the Company’s Hannaford stores. Hannaford’s executive offices are located at 145 Pleasant Hill Road, Scarborough, Maine 04074.

Kash n’ Karry Food Stores, Inc. is a Delaware corporation that operates all the Company’s Kash n’ Karry stores. Kash n’ Karry’s executive offices are located at 2110 Executive Drive, Salisbury, North Carolina 28145-1330.

10) Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company is currently assessing the potential effect of SFAS No. 149 on its financial statements.

11) Discontinued Operations

During the first quarter of 2003, the Company closed 42 under performing Food Lion and Kash n’ Karry stores. In accordance with the provisions of SFAS No. 144, a portion of the costs associated with these stores, as well as related operating activity prior to closing for these stores, was recorded in “discontinued operations” in the Company’s Condensed Consolidated Statement of Income (Loss).

For the 13 weeks ended March 29, 2003 and March 30, 2002, discontinued operations generated sales and other revenues of $16.5 million and $42.3 million, respectively, with net operating losses after taxes of $3.8 million and $2.3 million, respectively. During the first quarter of 2003 in accordance with SFAS No. 146, the Company recorded an initial reserve of $27.5 million to discontinued operations ($17.7 million after taxes) for rent, real estate taxes and common area maintenance expenses (other liabilities), and severance and outplacement costs (accrued expenses). The Company recorded property retirement (asset impairment) of $5.0 million, which was substantially offset by gains on capital lease retirements of $5.0 million. Additional discontinued expenses not reserved totaled $0.7 million after taxes.

The following table shows the reserve balances as of March 29, 2003.

(Dollars in thousands)	Other liabilities	Accrued Expenses	Total

Initial reserve	$(25,927)	$(1,640)	$(27,567)
Utilizations	555	836	1,391
Adjustments	—	—
Reserve balance as of March 29, 2003	$(25,372)	$(804)	$(26,176)

12) Streamlining

During the first quarter of 2003, Food Lion initiated additional cost saving opportunities by streamlining and optimizing the functioning of its support and management structure. These initiatives include a reduction in work force affecting approximately 400 associates. As a result, the Company recorded a pre-tax charge of $2.4 million, which was included in Selling and Administrative Expenses, and represents related severance, benefits, and outplacement service costs. The Company paid $0.6 million of the initial reserve during the first quarter of 2003 and the outstanding $1.8 million is included in the Company’s Condensed Consolidated Balance Sheet in Accrued Expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (13 weeks ended March 29, 2003 compared to the 13 weeks ended March 30, 2002)

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Company’s Annual Report on Form 10-K. Accordingly, the reader of this Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002 for further information. Reclassifications have been made for all current and historical information presented herein from that contained in the Company’s prior annual reports to shareholders and SEC filings on forms 10-Q, 10-K and 8-K.

Critical Accounting Policies

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position and we apply those accounting policies in a consistent manner. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants, lawyers and actuaries to assist in our evaluation. The reader should refer to Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2002 for further information regarding significant accounting policies.

Results of Operations

The following tables set forth the unaudited condensed consolidated statements of income(loss) for the 13 weeks ended March 29, 2003 and for the 13 weeks ended March 30, 2002 for informational purposes. The 2002 results have been adjusted to classify the results of operations for the 42 stores closed during the first quarter of 2003 as “discontinued operations”; their net sales and other revenues, cost of goods sold, and selling and administrative expenses have been reflected on a net basis in “discontinued operations” in our condensed consolidated statement of income (loss).

	13 Weeks	13 Weeks
	Ended	Ended
	March 29, 2003	March 30, 2002
	(unaudited)	(unaudited)

Net sales and other revenues	$3,681,128	$3,705,988
Cost of goods sold	2,712,990	2,747,676
Selling and administrative expenses	753,092	768,429

Operating income	215,046	189,883
Interest expense	79,686	87,326

Income from continuing operations and before income taxes	135,360	102,557
Provision for income taxes	50,075	41,002

Income before loss from discontinued operations, net of tax	85,285	61,555
Loss from discontinued operations, net of tax	22,246	2,328

Income before cumulative effect of changes in accounting principle	63,039	59,227
Cumulative effect of changes in accounting principle, net of tax	10,946	284,097

Net income (loss)	$52,093	$(224,870)

The following tables set forth, the percentage, which the listed captions bear to net sales and other revenues for the periods indicated:

	13 Weeks	13 Weeks
	Ended	Ended
	March 29, 2003	March 30, 2002
	%	%
	(unaudited)	(unaudited)

Net sales and other revenues	100.00	100.00
Cost of goods sold	73.70	74.14
Selling and administrative expenses	20.46	20.73

Operating income	5.84	5.13
Interest expense	2.16	2.36

Income from continuing operations and before income taxes	3.68	2.77
Provision for income taxes	1.36	1.11

Income before loss from discontinued operations, net of tax	2.32	1.66
Loss from discontinued operations, net of tax	0.60	0.06

Income before cumulative effect of changes in accounting principle	1.72	1.60
Cumulative effect of changes in accounting principle, net of tax	0.30	7.67

Net income (loss)	1.42	(6.07)

Sales

We record revenues primarily from the sale of products in over 1,440 retail stores. Net sales and other revenues were $3.7 billion for the quarter ended March 29, 2003, resulting in a decrease of 0.67% over the corresponding period of 2002. Comparable store sales decreased 2.2% during the first quarter of 2003 as compared to the first quarter of 2002. Sales performance during the first quarter of 2003 has been negatively impacted by the timing of the Easter holiday, which fell in the first quarter of 2002 versus the second quarter of 2003. Excluding the negative impact of the timing of Easter, comparable store sales decreased 1.1%. Sales performance during 2003 has been negatively impacted by soft economic conditions and heightened competitive activity in the company’s major operating areas. Most of our stores are located in the Southeast region of the United States, which continues to experience corporate layoffs, high unemployment, and generally depressed economic conditions.

We continue to see an increase in competitive activity as a greater number of retailers battle for the consumers’ dollars. During the first three months of 2003, we have experienced 18 competitive store openings in our operating area - increasing the amount of grocery square footage available to consumers. Most major supermarket retailers continued to engage in promotional activity offering deep discounts on selected items. We maintained our commitment to a combination of everyday low prices, planned promotional activity, and consistent low price offerings through the first quarter of 2003.

As of March 29, 2003, we operated 1,444 stores, which consisted of 1,188 stores operating primarily under the Food Lion banner, 119 stores operating under the Hannaford and Shop n’ Save banners and 137 stores operating under the Kash n’ Karry banner. During the first quarter we opened three new stores all of which were under our Food Lion banner. In addition, we remodeled six stores in the first quarter including three Food Lion stores, two Kash n’ Karry stores and one Hannaford store. During the quarter we closed 43 Food Lion stores, and one Kash n’ Karry store, resulting in a net decrease of 41 stores.

Gross Profit

Gross profit as a percentage of sales was 26.30% for the 13 weeks ended March 29, 2003, compared to 25.86% for the same period last year. Despite lower than expected sales volume, we continue to post solid gross profit performance as a result of the continued implementation of zone pricing and improved private label product penetration at the Food Lion banner and strong performance at the Hannaford banner, partially as a result of synergy initiatives. During the first quarter of 2003, gross profit was also positively impacted by cost reductions across the distribution operation at Food Lion.

No LIFO provision is required for the first quarter of 2003 compared to a provision of $0.6 million for first quarter of 2002. During the first quarter of 2003, inflation/deflation conditions appear to be relatively flat.

Selling and administrative expenses

Selling and administrative expenses (which include depreciation and amortization) as a percentage of sales were 20.46% in first quarter of 2003 compared to 20.73% in the first quarter of 2002. Excluding depreciation and amortization, selling and administrative expenses as a percentage of sales were 17.42% for the first quarter of 2003 compared to 17.69% for the corresponding period of the prior year. The decrease in selling and administrative expenses (excluding depreciation and amortization) for the first quarter compared to the corresponding period of last year is primarily due to decreases in store labor costs as a result of productivity and standard practice improvements, lower retirement plan expense due to changes in the Food Lion and Kash n’ Karry benefit plans along with a gain from an early lease termination on a closed store. Additional decrease in selling and administrative expenses resulted from Food Lion completing a majority of its corporate support streamline efforts during the first quarter of 2003.

Depreciation and amortization expense during the first quarter of 2003 was $111.8 million or 3.04% of sales compared to $112.7 million or 3.04% of sales for the first quarter of the prior year. During the quarter ended March 30, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective December 31, 2001. As a result, we no longer amortize goodwill and intangible assets with indefinite lives. Under SFAS No. 142 the Company is required to annually assess goodwill and other intangible assets with indefinite lives by comparing the book value of these assets to their current fair value. The Company’s transitional impairment analysis (required upon adoption of the standard) resulted in an impairment charge totaling $288 million before tax ($284 million after tax) which was recorded in the first quarter of 2002 as a change in accounting principle on the Company’s Condensed Consolidated Statement of Income (Loss).

Interest Expense

Interest expense during the first quarter of 2003 was $79.7 million or 2.16% of sales compared to $87.3 million or 2.36% of sales for the first quarter of the prior year. Interest expense was lower in the first quarter of 2003 compared with the first quarter of 2002 primarily due to the interest reduction from interest rate swap agreements and the repurchase of $68.975 million in debentures and debt securities during the last half of 2002.

Store Closings

The following table shows the number of stores closed and planned to be closed at the end of the first quarter of 2003, along with the number of stores committed for closure during the year, the number of stores actually closed, the number of closed stores acquired and the number of stores sold or for which the lease was terminated.

	Discontinued		Planned
	Operations	Closed	Closings	Total

As of December 28, 2002		172	5	177
Store closings added	42		1	43
Stores acquired and closed		5		5
Planned closings completed		2	(2)
Stores sold/lease terminated		(7)		(7)

As of March 29, 2003	42	172	4	218

The following table reflects closed store liabilities as of March 29, 2003 and activity during the quarter, including additions to closed store liabilities charged to operations and adjustments to liabilities based on changes in facts and circumstances and payments made.

	Qtr 1 2003 Disc Op	Qtr 1 2003 Closed	Qtr 1 2003 Total

Balance at December 28, 2002	$0.0	$146.6	$146.6
Additions:
Store closings — lease obligations	22.8	0.2	23.0
Store closing-other exit costs	3.2	0.0	3.2
Adjustments to estimates-lease obligation	0.6	(5.3)	(4.7)
Adjustments to estimates-other exit costs	(0.1)	(1.4)	(1.5)
Total additions	26.5	(6.5)	20.0
Reductions:
Lease payments made	(1.0)	(3.7)	(4.7)
Payments for other exit costs	(0.1)	(0.9)	(1.0)
Total reductions	(1.1)	(4.6)	(5.7)
Balance at March 29, 2003	$25.4	$135.5	$160.9

The March 29, 2003 balance of approximately $160.9 million consisted of lease liabilities and other exit cost liabilities of $129.0 million and $31.9 million, respectively. During the quarter, the Company completed the closure of 42 under performing Food Lion and Kash n’ Karry stores. The March 29, 2003 balance includes lease liabilities of $22.4 million and other exit costs of $3.0 million associated with these 42 stores.

We provided for closed store liabilities in the quarter to reflect the estimated post-closing lease liabilities and other exit costs associated with the related store closing commitments. These other exit costs include estimated real estate taxes, common area maintenance, and insurance costs to be incurred after the store closes (all of which are contractually required payments under the lease agreements) over the remaining lease term. Store closings are generally completed within one year after the decision to close. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to 20 years. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. We use a discount rate based on the current treasury note rates adjusted for our current credit spread to calculate the present value of the remaining rent payments on closed stores.

The revenues and operating results for stores closed and not relocated with the exception of stores that have been classified as discontinued operations are not material to our revenues and operating results for the quarter. Future cash obligations for closed store liabilities are tied principally to the remaining non-cancelable lease payments less sublease payments to be received.

Asset Impairment Charge

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically evaluate the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. We monitor the carrying value of our retail stores, our lowest level asset group for which identifiable cash flows are independent of other groups of assets and liabilities for potential impairment based on projected undiscounted cash flows. If impairment is identified for retail stores, we compare the asset group’s estimated fair market value to its current carrying value and record provisions for impairment as appropriate. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on our previous experience in disposing of similar assets and current economic conditions.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, our policy requires that an impairment assessment of Goodwill and Other Intangible Assets with indefinite lives be performed at least annually. We will be conducting this assessment in the fourth quarter of each year unless facts and circumstances require an assessment at an earlier date.

Liquidity and Capital Resources

We have funded our operations and acquisitions from cash generated from our operations and borrowings.

At March 29, 2003, we had cash and cash equivalents of $308.5 million. We have historically generated positive cash flow from operations. Cash provided by operating activities totaled $248.1 million for the 13 weeks ended March 29, 2003, compared with $323.8 million for the corresponding period last year. Cash provided by operating activities for the 13 weeks ended March 29, 2003 was primarily due to income of

$63.0 million before cumulative effect of changes in accounting principle, a decrease in inventory of $81.1 million, increases in accrued expenses of $61.8 million, and an increase in income tax payable of $49.7 million. The decrease in cash provided by operating activities from the corresponding period last year was primarily due to the decrease in accounts payable, and the decrease in accounts receivable offset by a decrease in inventory.

Cash flows used in investing activities decreased to $59.3 million for the 13 weeks ended March 29, 2003, compared with $90.2 million for the corresponding period last year primarily due to a decrease in capital expenditures of $58.7 million for the 13 weeks ended March 29, 2003 compared with $92.4 million for the corresponding period in 2002. For the 13 weeks ended March 29, 2003, we have opened three new stores and completed the renovation of six existing stores compared to eight openings and 29 renovations completed for the corresponding period of last year.

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

Cash flows used in financing activities for the quarter ended March 29, 2003 were $12.1 million compared to $154.1 million for the same period last year. The decrease in cash used in financing activities was primarily the result of short-term borrowings repaid in 2002.

Debt

We maintain a revolving credit facility with a syndicate of commercial banks providing $350.0 million in committed lines of credit. In December 2002, the credit facility was amended and the line of credit was reduced from $500.0 million to $350.0 million. The credit facility is secured by certain inventory of the Delhaize America operating subsidiaries. The $350.0 million facility expires in July 2005 and contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, and an asset coverage ratio. We must be in compliance with these covenants in order to have access to the credit facility. As of March 29, 2003, we were in compliance with all covenants contained in the credit facility. A deteriorating economic or operating environment can subject us to a risk of non-compliance with the covenants. We had no outstanding borrowings under this facility as of March 29, 2003 and have had no borrowings during 2003. There were no borrowings outstanding at March 30, 2002. This facility is utilized to provide short-term capital to meet liquidity needs as necessary.

At March 29, 2003, we had outstanding notes of $600 million at 7.375% due 2006, $149.5 million at 7.55% due 2007, $1.1 billion in notes at 8.125% due 2011, $121.3 million at 8.05% due 2027 and $855 million in debentures at 9.00% due 2031. We also had medium-term notes of $15.8 million due from 2003 to 2006 at interest rates of 8.53% to 8.73% and outstanding other notes of $78.8 million due from 2004 to 2016 at interest rates of 6.31% to 14.15%. The Company had mortgage notes payable of $32.9 million due from 2003 to 2016 at interest rates of 7.5% to 10.2% at March 29, 2003.

On December 12, 2001, the Company was granted a term loan facility by Delhaize The Lion Coordination Center S.A., a Belgian company wholly-owned by Delhaize Group, in the amount of $38 million intended for general corporate and working capital requirements. On September 19, 2002, the Company repaid the $38 million loan plus accrued interest totaling $1.1 million.

We enter into significant leasing obligations related to our store properties. Capital lease obligations outstanding at March 29, 2003 were $711.0 million compared with $722.2 million at March 30, 2002. These leases generally have original terms of up to 20 years.

As set forth in the tables below, we also have periodic short-term borrowings under informal credit arrangements that are available to us at the lenders’ discretion.

Informal Credit Arrangements

	March 29,	March 30,
(Dollars in millions)	2003	2002

Outstanding borrowings at the end of the first quarter	$—	$—
Average borrowings	1.3	6.2
Maximum amount outstanding	37.0	80.0
Daily weighted average interest rate	2.81%	2.84%

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

During the fourth quarter of 2001 and the third quarter of 2002, we entered into interest rate swap agreements to manage the exposure to interest rate movements by effectively converting a portion of our debt from fixed to variable rates. Maturity dates of the Company’s interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The notional amounts of interest rate swap arrangements at March 29, 2003 were $300 million maturing in 2006 and $200 million maturing in 2011. These agreements are accounted for as fair value hedges. For the 13 weeks ended March 29, 2003, interest expense was decreased $4.2 million in connection with these agreements. These agreements met the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133. The fair value of our debt has been increased by $19.8 million at March 29, 2003 in connection with these agreements. We have also recorded a derivative asset in connection with these agreements in the amount of $27.4 million recorded in other assets.

Prior to the offering of the original debt securities discussed under the heading “Debt” above, we entered into interest rate hedge agreements to hedge against potential increases in interest rates. The notional amount of these hedge agreements was $1.75 billion. These hedge agreements were structured to hedge against the risk of increasing market interest rates based on U.S. treasury rates, with the specified rates based on the expected maturities of the related securities. These hedge agreements were settled in connection with the completion of the offering of the original debt securities, resulting in a payment in the amount of an unrealized loss of approximately $214 million. As a result of the adoption of SFAS No. 133 at the beginning of fiscal 2001, the unrealized loss was recorded in other comprehensive loss, net of taxes and is being amortized to interest expense over the term of the associated debt securities. The unrealized loss was reduced as of the date of the Delhaize Group Share Exchange as a result of the application of purchase accounting. The remaining unrealized loss at the end of first quarter 2003 was approximately $48.2 million, net of taxes.

The table set forth below provides the expected principal payments (net of related discounts or premiums) and related interest rates of our long-term debt by fiscal year of maturity as of December 28, 2002.

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

Recently Adopted Accounting Standards

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, was issued and amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS

No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. Certain new disclosure provisions of SFAS No. 148 are required for fiscal years ending after December 15, 2002. See Note 5 to the Company’s Condensed Consolidated Financial Statements for the first quarter of fiscal 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which is an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard did not have an impact on the Company’s financial statements. See Debt Guarantees below.

In September 2002, Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received”, was proposed and a consensus was reached in January 2003. The issue was revised and finalized in March 2003. This issue addresses the appropriate accounting, by a retailer, for cash consideration received from a vendor and directs that cash consideration received from a vendor should be presumed to be a reduction of inventory unless it is a reimbursement of specific costs incurred in advertising the vendor’s products. Previously the Company recorded allowances as a reduction of cost of sales when earned. This change will have a timing impact on certain allowances that will now be an adjustment to inventory cost and recognized in cost of sales when the product is sold.

Upon adoption of EITF Issue No. 02-16 in 2003, the Company recorded the cumulative effect of a change in accounting principle of $10.9 million, net of tax. This charge was recorded in the Company’s Condensed Consolidated Statement of Income (Loss) and reflects an adjustment of the Company’s opening inventory balance. As a result of the adoption of this standard, certain allowances will be recorded as a reduction of inventory as appropriate.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued by the FASB. SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities (including store closings). SFAS No. 146 replaces previous accounting guidance, principally EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Issue No. 94-3 required that a liability for an exit cost be recognized when the company committed to a specific plan; whereas, SFAS No.146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. See Note 11 to the Company’s Condensed Consolidated Financial Statements for the first quarter of fiscal 2003.

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

Debt Guarantees

The wholly owned direct subsidiaries named below will fully and unconditionally and jointly and severally guarantee the debt of Delhaize America.

Food Lion, LLC is a North Carolina limited liability company that operates all of the Company’s Food Lion stores. Food Lion’s executive offices are located at 2110 Executive Drive, Salisbury, North Carolina 28145-1330.

Hannaford Bros. Co. is a Maine corporation that operates all of the Company’s Hannaford stores. Hannaford’s executive offices are located at 145 Pleasant Hill Road, Scarborough, Maine 04074.

Kash n’ Karry Food Stores, Inc. is a Delaware corporation that operates all the Company’s Kash n’ Karry stores. Kash n’ Karry’s executive offices are located at 2110 Executive Drive, Salisbury, North Carolina 28145-1330.

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company is currently assessing the potential effect of SFAS No. 149 on its financial statements.

Discontinued Operations

During the first quarter of 2003, the Company closed 42 under performing Food Lion and Kash n’ Karry stores. In accordance with the provisions of SFAS No. 144, a portion of these costs associated with these stores, as well as related operating activity prior to closing, was recorded in “discontinued operations” in the Company’s Condensed Consolidated Statement of Income (Loss).

For the 13 weeks ended March 29, 2003 and March 30, 2002, discontinued operations generated sales and other revenues of $16.5 million and $42.3 million, respectively, with net operating losses after taxes of $3.8 million and $2.3 million, respectively. During the first quarter of 2003 in accordance with SFAS No. 146, the Company recorded an initial reserve of $27.5 million to discontinued operations ($17.7 million after taxes) for rent, real estate taxes and common area maintenance expenses (other liabilities), and severance and outplacement costs (accrued expenses). The Company recorded property retirement (asset impairment) of $5.0 million, which was substantially offset by gains on capital lease retirements of $5.0 million. Additional discontinued expenses not reserved totaled $0.7 million after taxes.

The following table shows the reserve balances as of March 29, 2003.

(Dollars in thousands)	Other liabilities	Accrued Expenses	Total

Initial reserve	$(25,927)	$(1,640)	$(27,567)
Utilizations	555	836	1,391
Adjustments	—	—
Reserve balance as of March 29, 2003	$(25,372)	$(804)	$(26,176)

Streamlining

During the first quarter of 2003, Food Lion initiated additional cost saving opportunities by streamlining and optimizing the functioning of its support and management structure. These initiatives include a reduction in work force affecting approximately 400 associates. As a result, the Company recorded a pre-tax charge of $2.4 million, which was included in Selling and Administrative Expenses, and represents related severance, benefits, and outplacement service costs. The Company paid $0.6 million of the initial reserve during the first quarter of 2003 and the outstanding $1.8 million is included in the Company’s Condensed Consolidated Balance Sheet in Accrued Expenses.

Effective Income Tax Rate

The provision for income taxes reflects management’s best estimate of the annual effective tax rate. The effective income tax rate decreased from 40% for the 13 weeks ended March 30, 2002 to 38% for the 13 weeks ended March 29, 2003. The decrease was primarily due to updated estimates of federal and state taxes which were lower than amounts previously estimated.

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

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Description

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on January 7, 2003, in connection with the amendment of its existing revolving credit facility.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DELHAIZE AMERICA, INC.

DATE: May 13, 2003	BY: /s/ Carol M. Herndon Carol M. Herndon Executive Vice President of Accounting and Analysis and Chief Accounting Officer

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ Carol M. Herndon Carol M. Herndon Chief Accounting Officer

Exhibit Index

Exhibit	Description

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002