Form 10-Q
period 2003-06-28
DELHAIZE AMERICA INC
filed 2003-08-12
CIK 37912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_______

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

Yes [    ]   No   [X]

     Outstanding shares of common stock of the Registrant as of August 12, 2003.

Class A Common Stock — 91,270,348,481
Class B Common Stock - 75,468,935

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF FORM
10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELHAIZE AMERICA, INC.
INDEX TO FORM 10-Q
June 28, 2003

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Income for the 13 weeks ended June 28, 2003 and June 29, 2002	3
	Condensed Consolidated Statements of Income (Loss) for the 26 weeks ended June 28, 2003 and June 29, 2002	4
	Condensed Consolidated Balance Sheets as of June 28, 2003 and December 28, 2002 (Audited)	5
	Condensed Consolidated Statements of Cash Flows for the 26 weeks ended June 28, 2003 and June 29, 2002	6
	Notes to Condensed Consolidated Financial Statements	7-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	21
Signature		22
Exhibit Index		23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DELHAIZE AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the 13 weeks ended June 28, 2003 and June 29, 2002
(Dollars in thousands)

	13 Weeks	13 Weeks
	Ended	Ended
	June 28, 2003	June 29, 2002

Net sales and other revenues	$3,794,776	$3,711,619
Cost of goods sold (Note 9)	2,850,091	2,769,314
Selling and administrative expenses	765,336	756,062

Operating income	179,349	186,243
Interest expense	79,086	82,061

Income from continuing operations before income taxes	100,263	104,182
Provision for income taxes	36,846	40,271

Income before loss from discontinued operations, net of tax	63,417	63,911
Loss from discontinued operations, net of tax	2,789	3,084

Net income	$60,628	$60,827

See notes to the unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
For the 26 weeks ended June 28, 2003 and June 29, 2002
(Dollars in thousands)

	26 Weeks	26 Weeks
	Ended	Ended
	June 28, 2003	June 29, 2002

Net sales and other revenues	$7,474,897	$7,416,422
Cost of goods sold (Note 9)	5,640,212	5,516,106
Selling and administrative expenses	1,518,081	1,524,094

Operating income	316,604	376,222
Interest expense	158,773	169,387

Income from continuing operations before income taxes	157,831	206,835
Provision for income taxes	57,530	81,308

Income before loss from discontinued operations, net of tax	100,301	125,527
Loss from discontinued operations, net of tax	25,165	5,473

Income before cumulative effect of changes in accounting principle	75,136	120,054
Cumulative effect of changes in accounting principle, net of tax	10,946	284,097

Net income (loss)	$64,190	$(164,043)

See notes to the unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 28, 2003	December 28, 2002

	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$310,061	$131,641
Receivables,net	131,531	142,371
Receivable from affiliate	13,513	14,483
Income tax receivable	—	6,036
Inventories	1,201,390	1,340,847
Prepaid expenses	74,414	30,622
Deferred tax assets	66,200	18,976

Total current assets	1,797,109	1,684,976
Property and equipment, net	2,957,644	3,041,465
Goodwill, net	2,907,305	2,907,305
Other intangibles, net	782,614	792,689
Reinsurance recoverable from affiliate	125,525	119,827
Other assets	96,264	88,554

Total assets	$8,666,461	$8,634,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$729,778	$762,179
Dividend payable	—	114,636
Payable to affiliate	—	8,959
Accrued expenses	342,857	314,851
Capital lease obligations - current	33,852	32,652
Long term debt - current	25,223	28,294
Other liabilities - current	51,828	49,372
Income taxes payable	16,715	—

Total current liabilities	1,200,253	1,310,943
Long-term debt	2,950,738	2,951,072
Capital lease obligations	676,613	698,283
Deferred income taxes	334,290	357,314
Other liabilities	281,306	273,502

Total liabilities	5,443,200	5,591,114

Commitments and contingencies (Note 15)
Shareholders’ equity:
Class A non-voting common stock	163,076	53,222
Class B voting common stock	37,736	37,645
Accumulated other comprehensive loss, net of tax	(67,861)	(71,130)
Additional paid-in capital, net of unearned compensation	2,470,416	2,467,397
Retained earnings	619,894	556,568

Total shareholders’ equity	3,223,261	3,043,702

Total liabilities and shareholders’ equity	$8,666,461	$8,634,816

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the 26 weeks ended June 28, 2003 and June 29, 2002
(Dollars in thousands)

	26 Weeks	26 Weeks
	June 28, 2003	June 29, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$64,190	$(164,043)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Cumulative effect of changes in accounting principle, net of tax	10,946	284,097
Change in accounting method (Note 9)	87,308	—
Discontinued operations	27,844	—
Streamline charges	2,346	—
Depreciation and amortization	223,105	226,573
Depreciation and amortization - discontinued operations	478	3,022
Amortization of debt fees/costs	977	1,006
Amortization of debt premium/(discount)	483	583
Amortization of deferred loss on derivative	4,145	4,255
Amortization and termination of restricted shares	2,556	5,088
Accrued interest on interest rate swap	(26)	(1,604)
Loss on disposals of property and capital lease terminations	1,991	867
Deferred income taxes (benefit) provision	(71,824)	3,734
Other	699	(337)
Changes in operating assets and liabilities which provided (used) cash:
Receivables	10,840	66,627
Net receivable from affiliate	(7,989)	11,154
Income tax receivable	6,036	8,429
Inventories	31,899	(30,616)
Prepaid expenses	(43,792)	(27,151)
Other assets	3,749	1,256
Accounts payable	(29,276)	89,122
Accrued expenses	24,491	45,179
Income taxes payable	22,893	23,673
Other liabilities	(21,520)	(17,199)

Total adjustments	288,359	697,758

Net cash provided by operating activities	352,549	533,715

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(141,911)	(202,916)
Proceeds from sale of property	4,771	7,769
Other investment activity	(2,885)	(1,918)

Net cash used in investing activities	(140,025)	(197,065)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments under short-term borrowings	—	(140,000)
Principal payments on long-term debt	(13,413)	(11,740)
Principal payments under capital lease obligations	(15,598)	(14,623)
Taxes paid on capital contribution	(4,692)	—
Parent common stock repurchased	(649)	(9,601)
Proceeds from stock options exercised	248	3,961

Net cash used in financing activities	(34,104)	(172,003)

Net increase in cash and cash equivalents	178,420	164,647
Cash and cash equivalents at beginning of year	131,641	137,206

Cash and cash equivalents at end of period	$310,061	$301,853

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

The financial information presented herein has been prepared in accordance with the Company’s customary accounting practices and, except for the change in the method of store inventory accounting discussed below, has not been audited. In the opinion of management, the financial information includes all adjustments, including normal recurring items, necessary for a fair presentation of interim results.

The financial statement presentation includes the impact of the Company’s closing of 43 under performing Food Lion and Kash n’ Karry stores, of which 42 stores were closed during the first quarter of 2003 and one store was closed during the second quarter of 2003. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, a portion of the costs associated with these stores, as well as related operating activity prior to closing for these stores, was recorded as “discontinued operations” in the Company’s Condensed Consolidated Statement of Income (Loss) for all periods presented.

2) Supplemental Disclosure of Cash Flow Information:

Selected cash payments and non-cash activities during the period were as follows:

	26 Weeks	26 Weeks
	Ended	Ended
(Dollars in thousands)	June 28, 2003	June 29, 2002

Cash payments for income taxes	$86,128	$42,223
Cash payments for interest, net of amounts capitalized	152,406	167,355
Non-cash investing and financing activities:
Capitalized lease obligations incurred for store properties and equipment	15,437	20,795
Capitalized lease obligations terminated for store properties and equipment	843	—
Dividend to Delhaize Group and Detla in stock	109,944	—
Change in reinsurance recoverable and other liabilities	5,698	1,312
Other	471	—
Investment in WWRE	—	3,000
Delhaize Group Share Exchange – final adjustment to purchase price allocation:
Property	—	44,433
Deferred income taxes	—	43,752
Capital lease obligations	—	4,475
Accrued expenses	—	5,156
Reclassification of deferred taxes to goodwill related to intangible assets that did not meet the separability criteria of SFAS No. 141	—	117,895

3) Inventories

Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 78% of inventories on June 28, 2003 and 79% of inventories on June 29 2002. Meat, produce and deli inventories are valued on the average cost method. If the average cost method was used entirely, inventories would have been $32.7 million and $66.8 million greater as of June 28, 2003 and June 29, 2002, respectively. Application of the LIFO method resulted in increases in cost of goods sold of $0.7 million and $2.0 million for the 26 weeks ended June 28, 2003 and June 29, 2002, respectively. As stated in Note 9 in the second quarter of 2003, the Company changed its application of the LIFO method of accounting for store inventories from the retail method to the average item cost method effective December 29, 2002.

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

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net earnings (loss) – as reported	$60,628	$60,827	$64,190	$(164,043)
Deduct: Total stock-based employee compensation expense determined using fair value based method (net of tax)	2,781	2,227	5,252	4,001

Net earnings (loss) – pro forma	$57,847	$58,600	$58,938	$(168,044)

The weighted average fair value at date of grant for options granted during the second quarter of 2003 and 2002 was $8.45 and $16.35 per option, respectively. The weighted average fair value at date of grant for options granted for the 26 weeks ended June 28, 2003 and June 29, 2002 was $8.44 and $16.34 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model using the following assumptions:

	June 28, 2003	June 29, 2002

Expected dividend yield (%)	3.6	2.6
Expected volatility (%)	42.3	38.8
Risk-free interest rate (%)	2.4	4.6
Expected term (years)	5.2	5.2

6) Derivative Financial Instruments

Prior to the offering of the bonds and debentures on April 19, 2001, the Company entered into interest rate agreements to hedge against potential increases in interest rates. The notional amount of these hedge agreements was $1.75 billion. These agreements were structured to hedge against the risk of increasing market interest rates based on U.S. treasury rates, with the specified rates based on the expected maturities of the related securities. These hedge agreements were settled in connection with the completion of the offering of the bonds and debentures, resulting in a payment in the amount of an unrealized loss of approximately $214 million. As a result of the adoption of SFAS No.133, “Derivative Instruments and Hedging Activities”, at the beginning of fiscal 2001, the unrealized loss was recorded in other comprehensive income, net of deferred taxes, and is being amortized to interest expense over the term of the associated debt securities. The Company amortized approximately $2.6 million, net of tax of the other comprehensive loss associated with these hedge agreements to interest expense during both the 26 weeks ended June 28, 2003 and June 29, 2002. The unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss at June 28, 2003, and June 29, 2002, totaled approximately $47.0 million and $53.2 million, net of deferred taxes, respectively.

During the fourth quarter of 2001 and the third quarter of 2002, the Company entered into interest rate swap agreements, effectively converting a portion of the debt from fixed to variable rates. Maturity dates of the Company’s interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for the Company’s agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The notional principal amounts of interest rate swap arrangements at June 28, 2003 were $300 million maturing in 2006 and $200 million maturing in 2011. These agreements are accounted for as fair value hedges. For the 13 and 26 weeks ended June 28, 2003, interest expense decreased by $4.1 and $8.3 million, respectively, in connection with these agreements. These agreements met the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133. The fair value of the Company’s debt has been increased by $30.1 million at June 28, 2003 with these agreements. The Company has also recorded a derivative asset in connection with these agreements in the amount of $33.6 million recorded in the Company’s Condensed Consolidated Balance Sheet in Other Assets.

7) Goodwill and Other Intangible Assets

On December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which required that we cease amortizing goodwill and other intangible assets with indefinite lives, and begin an annual assessment of potential impairment of goodwill and other indefinite lived intangible assets by comparing the book value of these assets to their current fair value. Accordingly, during the first quarter of 2002, the Company performed its transitional assessment for potential impairment at each of the three operating banners, since each chain represents a separate operating segment as defined by SFAS No. 131 and a separate reporting unit as defined by SFAS No. 142. In performing its assessment, the carrying value of assets and liabilities was determined for each reporting unit and compared to the fair value of each reporting unit, which was obtained from independent appraisals. If the carrying value of the reporting unit exceeded its fair value, an assessment of impairment was then necessary.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company conducts an impairment assessment of Goodwill and Other Intangible Assets with indefinite lives at least annually. This assessment will be conducted in the fourth quarter of each year unless facts and circumstances require an assessment at an earlier date.

8) Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings and other comprehensive earnings (losses). Other comprehensive earnings (losses) include items that are currently excluded from the Company’s net income (loss) and recorded directly to shareholders’ equity. Included in other comprehensive income (loss) are unrealized losses on hedges and unrealized security holding gains. Comprehensive income (loss) was $67.5 and $(161.7) million for the 26 weeks ended June 28, 2003 and June 29, 2002, respectively.

9) Accounting Change

In the second quarter of 2003, the Company changed its application of the LIFO method of accounting for store inventories from the retail method to the average item cost method. The effect of the change on the December 28, 2002 inventory valuation resulted in a decrease in inventory of $87.3 million at the beginning of fiscal year 2003. The change was made to more accurately reflect inventory value by eliminating the estimation inherent in the retail method. The cumulative effect of this change on periods prior to December 28, 2002 cannot be determined and accordingly, the effect of this change has been included as a component of cost of sales in the condensed consolidated statement of income for the 26 weeks ended June 28, 2003. In comparison with 2002 and excluding the $87.3 million change, the impact of changing from the retail method to the average item cost method resulted in a $9.4 million decrease in cost of sales in the first quarter of 2003 and a $14.0 million increase in cost of sales in the second quarter of 2003. Pro forma effects of the change for periods prior to 2003 have not been presented, as cost information is not determinable.

The accounting change to the average item cost method results in the restatement of the Company’s 13 weeks ended March 29, 2003 as follows:

	13 weeks Ended
	March 29, 2003	13 weeks Ended
	As Previously	March 29, 2003
(Dollars in thousands)	Reported	As Restated
Net sales and other revenues	$3,681,128	$3,680,121	*
Cost of goods sold	2,712,990	2,790,120	*
Selling and administrative expenses	753,092	752,747	*

Operating income	215,046	137,254
Interest expense	79,686	79,686

Income from continuing operations before income taxes	135,360	57,568
Provision for income taxes	50,075	20,684

Income before loss from discontinued operations, net of tax	85,285	36,884
Loss from discontinued operations, net of tax	22,246	22,376	*

Income before cumulative effect of changes in accounting principle	63,039	14,508
Cumulative effect of changes in accounting principle, net of tax	10,946	10,946

Net income	$52,093	$3,562

* First quarter 2003 has been adjusted to classify the results of operations for one store closed during the second quarter 2003 as
    “discontinued operations.”

In addition, the Company adopted EITF Issue No. 02-16 during first quarter of 2003 and recorded the cumulative effect of a change in accounting principle of $10.9 million, net of tax during the first quarter (Note 12).

10) Discontinued Operations

The Company closed 43 under performing Food Lion and Kash n’ Karry stores during the 26 weeks ending June 28, 2003, of which 42 were closed during first quarter of 2003 and one was closed during second quarter of 2003. In accordance with the provisions of SFAS No. 144, a portion of the costs associated with these stores, as well as related operating activity prior to closing for these stores, was recorded in “discontinued operations” in the Company’s Condensed Consolidated Statement of Income (Loss).

Operating activity prior to closing for the 43 discontinued stores is shown below:

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
(Dollars in thousands)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales and other revenues	$42	$42,170	$17,561	$85,667
Net loss	$1,395	$3,084	$5,334	$5,473

During the first quarter of 2003 in accordance with SFAS No. 146, the Company recorded an initial reserve of $27.5 million to discontinued operations ($17.7 million after taxes) for rent, real estate taxes and common area maintenance expenses (other liabilities) and severance and outplacement costs (accrued expenses). The Company recorded property retirement (asset impairment) of $5.0 million, which was offset by gains on capital lease retirements of $5.0 million.

During the second quarter of 2003, the Company recorded an initial reserve of $0.3 million to discontinued operations ($0.2 million after taxes) for rent, real estate taxes and common area maintenance expenses (other liabilities) and for property retirement (asset impairment).

Additional discontinued operations expenses not reserved totaled $1.2 million and $2.0 million after taxes for the 13 and 26 weeks ended June 28, 2003, respectively.

The following table shows the reserve balances for discontinued operations as of June 28, 2003:

(Dollars in thousands)	Other liabilities	Accrued expenses	Total
Reserve balance as of March 29, 2003	$(25,372)	$(804)	$(26,176)
Additions	(157)	—	(157)
Utilizations	596	39	635

Reserve balance as of June 28, 2003	$(24,933)	$(765)	$(25,698)

11) Streamlining

During the first quarter of 2003, Food Lion initiated additional cost saving opportunities by streamlining and optimizing the functioning of its support and management structure. As a result, the Company recorded a pre-tax charge of $2.4 million, which was included in Selling and Administrative Expenses, and represents related severance, benefits, and outplacement service costs. The Company paid $2.0 million of the initial reserve during the 26 weeks of 2003 and the outstanding $0.4 million is included in the Company’s Condensed Consolidated Balance Sheet in Accrued Expenses.

12) Recently Adopted Accounting Standards

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, was issued and amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. Certain new disclosure provisions of SFAS No. 148 are required for fiscal years ending after December 15, 2002. See Note 5 to the Company’s Condensed Consolidated Financial Statements for related disclosures for the second quarter of fiscal 2003.

In November 2002, the Financial Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which is an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard did not have an impact on the Company’s financial statements.

In September 2002, Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received”, was proposed and a consensus was reached in January 2003. The issue was revised and finalized in March 2003. This issue addresses the appropriate accounting, by a retailer, for cash consideration received from a vendor and directs that cash consideration received from a vendor should be presumed to be a reduction of inventory unless it is a reimbursement of specific costs incurred in advertising the vendor’s products. Previously, the Company recorded allowances as a reduction of cost of sales when earned. This change will have a timing impact on certain allowances that will now be an adjustment to inventory cost and recognized in cost of sales when the product is sold.

Upon adoption of EITF Issue No. 02-16 in 2003, the Company recorded the cumulative effect of a change in accounting principle of

$10.9 million, net of tax during the first quarter of 2003. This charge was recorded in the Company’s Condensed Consolidated Statement of Income (Loss) and reflects an adjustment of the Company’s opening inventory balance. As a result of the adoption of this issue, certain allowances will be recorded as a reduction of inventory as appropriate.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued by the FASB. SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities (including store closings). SFAS No. 146 replaces previous accounting guidance, principally EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Issue No. 94-3 required that a liability for an exit cost be recognized when the company committed to a specific plan; whereas, SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. See Note 10 to the Company’s Condensed Consolidated Financial Statements for related disclosures for the second quarter of fiscal 2003.

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

13) Debt Guarantees

Delhaize America is a holding company having three subsidiary operating companies that do business primarily under the banners Food Lion, Hannaford and Kash n’ Karry. The wholly owned direct subsidiaries named below have fully and unconditionally and jointly and severally guaranteed the debt of Delhaize America.

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

Kash n’ Karry Food Stores, Inc. is a Delaware corporation that operates all the Company’s Kash n’ Karry stores. Kash n’ Karry’s executive offices are located at 6422 Harney Road, Tampa, Florida 33610.

14) Recently Issued Accounting Standards Not Yet Adopted

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of the project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. This statement concludes the first phase of the Board’s redeliberations of the Exposure Draft, Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both. This standard does not currently have an impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard does not currently have an impact on the Company’s financial statements.

15) Commitments and Contingencies

The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the Company’s management believes that the resulting liability, if any, would not have a material effect upon the Company’s consolidated results of operations, financial position or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (13 and 26 weeks ended June 28, 2003 compared to the 13 and 26 weeks ended June 29, 2002)

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Company’s Annual Report on Form 10-K. Accordingly, the reader of this Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002 for further information. Reclassifications and restatements for discontinued operations have been made for all current and historical information presented herein from that contained in the Company’s prior annual reports to shareholders and SEC filings on forms 10-Q, 10-K and 8-K.

Delhaize America, Inc. (“Delhaize America” or the “Company”), a wholly-owned subsidiary of Delhaize Group, engages in one line of business, the operation of retail food supermarkets in the eastern United States. The Company was incorporated in North Carolina in 1957 and maintains its corporate headquarters in Salisbury, North Carolina. Delhaize America is a holding company having three subsidiary operating companies that do business primarily under the banners Food Lion, Hannaford and Kash n’ Karry.

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

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position and we apply those accounting policies in a consistent manner. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants, lawyers and actuaries to assist in our evaluation. The reader should refer to Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and Item 1 of this Quarterly Report on Form 10-Q for further information regarding significant accounting policies.

RESULTS OF OPERATIONS

The following tables set forth the unaudited condensed consolidated statements of income (loss) for the 13 and 26 weeks ended June 28, 2003 and for the 13 and 26 weeks ended June 29, 2002 for informational purposes. The 2002 results have been adjusted to classify the results of operations for the 43 stores closed during the 26 weeks ended June 28, 2003 as “discontinued operations”; their net sales and other revenues, cost of goods sold, and selling and administrative expenses have been reflected on a net basis in “discontinued operations” in our condensed consolidated statement of income (loss).

	13 Weeks	13 Weeks
	Ended	Ended
	June 28, 2003	June 29, 2002
	(unaudited)	(unaudited)
Net sales and other revenues	$3,794,776	$3,711,619
Cost of goods sold	2,850,091	2,769,314
Selling and administrative expenses	765,336	756,062

Operating income	179,349	186,243
Interest expense	79,086	82,061

Income from continuing operations before income taxes	100,263	104,182
Provision for income taxes	36,846	40,271

Income before loss from discontinued operations, net of tax	63,417	63,911
Loss from discontinued operations, net of tax	2,789	3,084

Net income	$60,628	$60,827

	26 Weeks	26 Weeks
	Ended	Ended
	June 28, 2003	June 29, 2002
	(unaudited)	(unaudited)
Net sales and other revenues	$7,474,897	$7,416,422
Cost of goods sold	5,640,212	5,516,106
Selling and administrative expenses	1,518,081	1,524,094

Operating income	316,604	376,222
Interest expense	158,773	169,387

Income from continuing operations before income taxes	157,831	206,835
Provision for income taxes	57,530	81,308

Income before loss from discontinued operations, net of tax	100,301	125,527
Loss from discontinued operations, net of tax	25,165	5,473

Income before cumulative effect of changes in accounting principle	75,136	120,054
Cumulative effect of changes in accounting principle, net of tax	10,946	284,097

Net income (loss)	$64,190	$(164,043)

Note: Cost of goods sold includes an $87.3 million (1.17%) charge in the 26 weeks ended June 28, 2003 related to the conversion from retail to cost inventory at Food Lion and Kash n’ Karry.

The following tables set forth the percentage which the listed captions bear to net sales and other revenues for the periods indicated:

	13 Weeks	13 Weeks
	Ended	Ended
	June 28, 2003	June 29, 2002
	%	%
	(unaudited)	(unaudited)
Net sales and other revenues	100.00	100.00
Cost of goods sold	75.11	74.61
Selling and administrative expenses	20.17	20.37

Operating income	4.72	5.02
Interest expense	2.08	2.21

Income from continuing operations before income taxes	2.64	2.81
Provision for income taxes	0.97	1.09

Income before loss from discontinued operations, net of tax	1.67	1.72
Loss from discontinued operations, net of tax	0.07	0.08

Net income	1.60	1.64

	26 Weeks	26 Weeks
	Ended	Ended
	June 28, 2003	June 29, 2002
	%	%
	(unaudited)	(unaudited)
Net sales and other revenues	100.00	100.00
Cost of goods sold	75.46	74.38
Selling and administrative expenses	20.31	20.55

Operating income	4.23	5.07
Interest expense	2.12	2.28

Income from continuing operations before income taxes	2.11	2.79
Provision for income taxes	0.77	1.10

Income before loss from discontinued operations, net of tax	1.34	1.69
Loss from discontinued operations, net of tax	0.33	0.07

Income before cumulative effect of changes in accounting principle	1.01	1.62
Cumulative effect of changes in accounting principle, net of tax	0.15	3.83

Net income (loss)	0.86	(2.21)

Note: Cost of goods sold includes an $87.3 million (1.17%) charge in the 26 weeks ends June 28, 2003 related to the conversion from retail to cost inventory at Food Lion and Kash n’ Karry.

Sales

We record revenues primarily from the sale of products in over 1,440 retail stores. Net sales and other revenues for the second quarter 2003 and for the 26 weeks ended June 28, 2003 were $3.8 billion and $7.5 billion, respectively, resulting in increases of 2.2% and 0.8% over the corresponding periods of 2002. Comparable store sales increased 0.7% during the second quarter of 2003 and decreased 0.7% for the 26 weeks ended June 28, 2003. Sales performance during the second quarter of 2003 was positively impacted by the timing of the Easter holiday, which fell in the second quarter of 2003 and the first quarter of 2002. Excluding the positive impact of the timing of Easter, comparable store sales in the second quarter of 2003 decreased 0.4%. Sales performance during 2003 has been negatively impacted by soft economic conditions and heightened competitive activity in the Company’s major operating areas. Most of our stores are located in the Southeast region of the United States, which continues to experience corporate layoffs, high unemployment, and generally depressed economic conditions.

We continue to see an increase in competitive activity as a greater number of retailers continue to battle for consumers’ dollars. During the first six months of 2003, we experienced 28 net competitive store openings in our operating area — increasing the amount of grocery square footage available to consumers. Most competitors continued to invest heavily in promotional spending in the form of aggressive advertisement pricing, buy one and get one or two free offers, double/triple couponing and other pricing strategies. We began planned margin investments in the second quarter of 2003 at the Food Lion banner that included a combination of promotional activity and every day shelf pricing adjustments. These investments were supported by cost reduction commitments that materialized during the second quarter of 2003 and positively impacted current sales performance and sales trends during the quarter.

As of June 28, 2003, we operated 1,449 stores, which consisted of 1,193 stores operating primarily under the Food Lion banner, 119 stores operating under the Hannaford banner and 137 stores operating under the Kash n’ Karry banner. During the second quarter of 2003, we opened seven new stores; six under our Food Lion banner and one under the Kash n’ Karry banner. In addition, we remodeled 11 stores in the second quarter of 2003 including seven Food Lion stores, two Hannaford stores and two Kash n’ Karry stores. During the second quarter of 2003, we closed one Food Lion store and one Kash n’ Karry store, resulting in a net increase of five stores.

Gross Profit

Gross profit as a percentage of sales was 24.89% and 24.54% for the 13 and 26 weeks ended June 28, 2003, compared to 25.39% and 25.62% for the corresponding periods of 2002. Gross margin comparisons with last year are negatively impacted by the Company’s store inventory accounting change from the retail method to the average item cost method. The effect of the change on the December 28, 2002 inventory valuation resulted in a decrease in inventory of $87.3 million at the beginning of the year with a corresponding increase to cost of goods sold. In comparison with 2002 and excluding the $87.3 million change, the impact of changing from the retail method to the average item cost method resulted in a $9.4 million decrease in cost of sales in the first quarter of 2003 and $14 million increase in cost of sales in the second quarter of 2003. Restated gross margin for the first quarter ended March 29, 2003 was 24.18% compared with the previously reported gross margin of 26.30% (Note 9).

We began planned margin investments in the second quarter of 2003 at the Food Lion banner that included a combination of promotional activity and every day shelf pricing adjustments. These investments in margin during the quarter were supported by cost reduction commitments that materialized during the second quarter of 2003 and positively impacted current sales performance and sales trends during the quarter.

We provided for a $0.7 million LIFO provision in the second quarter of 2003 and $0.7 million in the 26 weeks ended June 28, 2003, compared with a LIFO provision of $1.5 million and $2.0 million for the corresponding periods last year. During the second quarter of 2003, inflation/deflation conditions appear to be relatively flat.

Selling and administrative expenses

Selling and administrative expenses (which include depreciation and amortization) as a percentage of sales were 20.17% in second quarter of 2003 compared to 20.37% in the second quarter of 2002. For the 26 weeks ended June 28, 2003, selling and administrative expenses as a percentage of sales were 20.31% compared to 20.55% for the corresponding period in the prior year. Excluding depreciation and amortization, selling and administrative expenses as a percentage of sales were 17.23% for the second quarter of 2003 and 17.32% for the 26 weeks ended June 28, 2003 compared to 17.30% and 17.50% for the corresponding periods of the prior year. The decrease in selling and administrative expenses (excluding depreciation and amortization) for the second quarter of 2003 compared to the corresponding period of last year is primarily due to decreases in store labor costs as a result of productivity and operational execution improvements, lower medical costs as a result of recent changes in medical plan benefit provisions, lower retirement plan expense as a result of changes in plan provisions for Food Lion and Kash n’ Karry and the completion of a majority of Food Lion’s corporate support streamlining efforts during the first quarter of 2003.

Depreciation and amortization expense during the second quarter of 2003 was $111.4 million or 2.93% of sales compared to $114.0 million or 3.07% of sales for the second quarter of the prior year. For the 26 weeks ended June 28, 2003 depreciation and amortization expense was $223.1 million or 2.98% of sales compared to $226.6 million or 3.06% of sales for the corresponding period in the prior year. The decrease in depreciation and amortization for the 13 and 26 weeks ended June 28, 2003 compared to the corresponding periods last year is due to lower than planned capital expenditures this year as a result of construction delays related to prolonged rain and related weather conditions along the East coast of the United States during the spring of 2003.

Interest Expense

Interest expense during the second quarter of 2003 was $79.1 million or 2.08% of sales compared to $82.1 million or 2.21% of sales for the second quarter of the prior year. For the 26 weeks ended June 28, 2003, interest expense was $158.8 million or 2.12% of sales compared to $169.4 million or 2.28% of sales for the corresponding period in the prior year. Interest expense was lower for the 26 weeks ended June 28, 2003 compared with the comparable period of the prior year primarily due to the interest reduction from interest rate swap agreements and the repurchase of $68.975 million in debentures and debt securities during the last half of 2002.

Store Closings

The following table shows the number of stores closed at the end of the second quarter of 2003:

	Discontinued Operations	Closed	Planned Closings	Total
As of March 29, 2003	42	172	4	218
Store closings added	1	3	—	4
Planned closings completed	—	1	(1)	0
Stores sold/lease terminated	—	(7)	—	(7)

As of June 28, 2003	43	169	3	215

The following table reflects closed store liabilities as of June 28, 2003 and activity during the quarter, including additions to closed store liabilities charged to operations or discontinued operations and adjustments to liabilities based on changes in facts and circumstances and payments made.

	Qtr 2	Qtr 2	Qtr 2
	2003	2003	2003
	Disc Op	Closed	Total

Balance at March 29, 2003	$25.4	$135.5	$160.9
Additions:
Store closings - lease obligations	0.1	1.0	1.1
Store closing - other exit costs	0.0	0.1	0.1

Total additions	0.1	1.1	1.2
Adjustments:
Adjustments to estimates-lease obligation	0.5	(3.1)	(2.6)
Adjustments to estimates-other exit costs	0.0	(2.0)	(2.0)

Total adjustments	0.5	(5.1)	(4.6)
Reductions:
Lease payments made	(0.9)	(3.6)	(4.5)
Payments for other exit costs	(0.2)	(0.6)	(0.8)

Total reductions	(1.1)	(4.2)	(5.3)

Balance at June 28, 2003	$24.9	$127.3	$152.2

The June 28, 2003 balance of approximately $152.2 million consisted of lease liabilities and other exit cost liabilities of $123.0 million and $29.2 million, respectively. The June 28, 2003 balance also includes lease liabilities of $22.1 million and other exit costs of $2.8 million associated with the closure of 42 under performing stores in the first quarter of 2003 and one under performing store in the second quarter of 2003.

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

The revenues and operating results for stores closed and not relocated with the exception of stores that have been classified as discontinued operations are not material to our revenues and operating results for the 13 and 26 weeks periods. Future cash obligations for closed store liabilities are tied principally to the remaining non-cancelable lease payments less sublease payments to be received.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company conducts an impairment assessment of Goodwill and Other Intangible Assets with indefinite lives at least annually. This assessment will be conducted in the fourth quarter of each year unless facts and circumstances require an assessment at an earlier date.

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

Discontinued Operations

The Company closed 43 under performing Food Lion and Kash n’ Karry stores during the 26 weeks ending June 28, 2003, of which 42 were closed during first quarter of 2003 and one was closed during second quarter of 2003. In accordance with the provisions of SFAS No. 144, a portion of the costs associated with these stores, as well as related operating activity prior to closing for these stores, was recorded in “discontinued operations” in the Company’s Condensed Consolidated Statement of Income (Loss).

Operating activity prior to closing for the 43 discontinued stores is shown below:

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
(Dollars in thousands)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales and other revenues	$42	$42,170	$17,561	$85,667
Net loss	$1,395	$3,084	$5,334	$5,473

During the first quarter of 2003 in accordance with SFAS No. 146, the Company recorded an initial reserve of $27.5 million to discontinued operations ($17.7 million after taxes) for rent, real estate taxes and common area maintenance expenses (other liabilities) and severance and outplacement costs (accrued expenses). The Company recorded property retirement (asset impairment) of $5.0 million, which was offset by gains on capital lease retirements of $5.0 million.

During the second quarter of 2003, the Company recorded an initial reserve of $0.3 million to discontinued operations ($0.2 million after taxes) for rent, real estate taxes and common area maintenance expenses (other liabilities) and for property retirement (asset impairment).

Additional discontinued operations expenses not reserved totaled $1.2 million and $2.0 million after taxes for the 13 and 26 weeks ended June 28, 2003, respectively.

The following table shows the reserve balances for discontinued operations as of June 28, 2003:

	Other	Accrued
(Dollars in thousands)	liabilities	expenses	Total
Reserve balance as of March 29, 2003	$(25,372)	$(804)	$(26,176)
Additions	(157)	—	(157)
Utilizations	596	39	635

Reserve balance as of June 28, 2003	$(24,933)	$(765)	$(25,698)

Streamlining

During the first quarter of 2003, Food Lion initiated additional cost saving opportunities by streamlining and optimizing the functioning of its support and management structure. As a result, the Company recorded a pre-tax charge of $2.4 million, which was included in Selling and Administrative Expenses, and represents related severance, benefits, and outplacement service costs. The Company paid $2.0 million of the initial reserve during the 26 weeks of 2003 and the outstanding $0.4 million is included in the Company’s Condensed Consolidated Balance Sheet in Accrued Expenses.

Effective Income Tax Rate

The provision for income taxes reflects management’s best estimate of the annual effective tax rate. The Company’s effective tax rate was 37% on Income from Continuing Operations for the quarter ended June 28, 2003 compared to 39% for last year’s comparable period. The lower rate during 2003 is primarily related to the change in Income from Continuing Operations during the first half of 2003 compared to the same period for 2002.

Liquidity and Capital Resources

We have funded our operations and acquisitions for the 13 and 26 weeks ended June 28, 2003 and June 29, 2002 from cash generated from our operations and borrowings.

At June 28, 2003, we had cash and cash equivalents of $310.1 million. We have historically generated positive cash flow from operations. Cash provided by operating activities totaled $352.5 million for the 26 weeks ended June 28, 2003, compared with $533.7 million for the corresponding period last year. Cash provided by operating activities for the 26 weeks ended June 28, 2003 was primarily due to income of $162.4 million before cumulative effect of changes in accounting principle and change in accounting method, a decrease in inventory of $31.9 million (excluding the impact of the accounting change – Note 9), an increase in accrued expenses of $24.5 million, and an increase in income tax payable of $22.9 million. The decrease in cash provided by operating activities from the corresponding period last year was primarily due to decreases in deferred income taxes and accounts payable offset by an increase in income before the cumulative effect of changes in accounting principle and change in accounting method, decreases in accounts receivable and inventory (excluding the impact of the accounting change – Note 9).

Cash flows used in investing activities decreased to $140.0 million for the 26 weeks ended June 28, 2003, compared with $197.1 million for the corresponding period last year primarily due to a decrease in capital expenditures which were $141.9 million for the 26 weeks ended June 28, 2003 compared with $202.9 million for the corresponding period in 2002. For the 26 weeks ended June 28, 2003, we have opened ten new stores and completed the renovation of 17 existing stores compared to 21 openings and 64 renovations completed for the corresponding period of last year. The decrease in capital expenditures is attributable to fewer store openings in 2003 as a result of construction delays related to prolonged rain and related weather conditions along the East coast of the United States during the spring of 2003.

In fiscal 2003, we plan to incur approximately $380 million of capital expenditures, including approximately $115 million to renovate existing stores, approximately $132 million for new store construction and approximately $133 million for information technology, logistics and distribution spending. We plan to finance capital expenditures during fiscal 2003 through funds generated from operations and existing bank facilities and through the use of leases when necessary.

Cash flows used in financing activities for the 26 weeks ended June 28, 2003 were $34.1 million compared to $172.0 million for the same period last year. The decrease in cash used in financing activities was primarily the result of short-term borrowings repaid in 2002.

Debt

We maintain a revolving credit facility with a syndicate of commercial banks providing $350.0 million in committed lines of credit. In December 2002, the credit facility was amended and the line of credit was reduced from $500.0 million to $350.0 million. The credit facility is secured by certain inventory of the Delhaize America operating subsidiaries. The $350.0 million facility expires in July 2005 and contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, and an asset coverage ratio. We must be in compliance with these covenants in order to have access to the credit facility. As of June 28, 2003, we were in compliance with all covenants contained in the credit facility. A deteriorating economic or operating environment can subject us to a risk of non-compliance with the covenants. We had no outstanding borrowings under this facility as of June 28, 2003 and have had no borrowings during 2003. There were no borrowings outstanding at June 29, 2002. This facility is utilized to provide short-term capital to meet liquidity needs as necessary.

At June 28, 2003, we had outstanding notes of $600 million at 7.375% due 2006, $149.6 million at 7.55% due 2007, $1.1 billion in notes at 8.125% due 2011, $121.4 million at 8.05% due 2027 and $855 million in debentures at 9.00% due 2031. We also had medium-term notes of $15.7 million due from 2003 to 2006 at interest rates of 8.53% to 8.73% and outstanding other notes of $72.8 million due from 2004 to 2016 at interest rates of 6.31% to 14.15%. The Company had mortgage notes payable of $30.4 million due from 2003 to 2016 at interest rates of 7.5% to 10.2% at June 28, 2003.

On December 12, 2001, the Company was granted a term loan facility by Delhaize The Lion Coordination Center S.A., a Belgian company wholly-owned by Delhaize Group, in the amount of $38 million intended for general corporate and working capital requirements. On September 19, 2002, the Company repaid the $38 million loan plus accrued interest totaling $1.1 million.

We enter into significant leasing obligations related to our store properties. Capital lease obligations outstanding at June 28, 2003 were $710.5 million compared with $724.5 million at June 29, 2002. These leases generally have original terms of up to 20 years.

As set forth in the tables below, we also have periodic short-term borrowings under informal credit arrangements that are available to us at the lenders’ discretion.

Informal Credit Arrangements

	June 28,	June 29,
	2003	2002
(Dollars in millions)
Outstanding borrowings at the end of the second quarter	$—	$—
Average borrowings	0.7	3.6
Maximum amount outstanding	37.0	80.0
Daily weighted average interest rate	2.81%	2.84%

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

During the fourth quarter of 2001 and the third quarter of 2002, the Company entered into interest rate swap agreements, effectively converting a portion of the debt from fixed to variable rates. Maturity dates of the Company’s interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for the Company’s agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The notional principal amounts of interest rate swap arrangements at June 28, 2003 were $300 million maturing in 2006 and $200 million maturing in 2011. These agreements are accounted for as fair value hedges. For the 13 and 26 weeks ended June 28, 2003, interest expense decreased by $4.1 and $8.3 million in connection with these agreements. These agreements met the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133. The fair value of the Company’s debt has been increased by $30.1 million at June 28, 2003 with these agreements. The Company has also recorded a derivative asset in connection with these agreements in the amount of $33.6 million recorded in the Company’s Condensed Consolidated Balance Sheet in Other Assets.

Prior to the offering of the original debt securities discussed under the heading “Debt” above, we entered into interest rate agreements to hedge against potential increases in interest rates. The notional amount of these hedge agreements was $1.75 billion. These agreements were structured to hedge against the risk of increasing market interest rates based on U.S. treasury rates, with the specified rates based on the expected maturities of the related securities. These hedge agreements were settled in connection with the completion of the offering of the original debt securities, resulting in a payment in the amount of an unrealized loss of approximately $214 million. As a result of the adoption of SFAS No. 133 at the beginning of fiscal 2001, the unrealized loss was recorded in other comprehensive loss, net of taxes and is being amortized to interest expense over the term of the associated debt securities. The unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss at the end of second quarter 2003 was approximately $47.0 million, net of taxes.

The table set forth below provides the expected principal payments (net of related discounts or premiums) and related interest rates of our long-term debt by fiscal year of maturity as of December 28, 2002.

(Dollars in millions)	2003	2004	2005	2006	2007	Thereafter	Fair Value

Notes, due 2006				$600.0			$582.1
Average interest rate				7.38%
Notes, due 2011						$1,100.0	$1,056.1
Average interest rate						8.13%
Debentures, due 2031						$855.0	$769.6
Average interest rate						9.00%
Medium term notes	$10.7			$5.1			$15.7
Average interest rate	8.63%			8.71%
Debt securities (discount)	$(0.3)	$(0.3)	$(0.3)	$(0.3)	$149.8	$122.2	$244.5
Average interest rate	7.88%	7.88%	7.88%	7.88%	7.55%	8.05%
Mortgage payables	$6.2	$5.4	$3.1	$3.4	$3.4	$12.1	$33.5
Average interest rate	9.64%	9.64%	9.10%	9.09%	9.00%	8.74%
Other notes	$9.8	$7.9	$11.3	$11.4	$11.7	$29.6	$82.4
Average interest rate	6.86%	6.91%	6.99%	7.00%	7.01%	7.21%
Other note payable	$1.9						$1.9
Average interest rate	11.25%
Interest rate swap				$18.5		$2.1	$20.6	Note 1

Note 1. The fair value of the Company’s debt has increased by $30.1 million at June 28, 2003, see discussion above.

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

Recently Adopted Accounting Standards

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, was issued and amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. Certain new disclosure provisions of SFAS No. 148 are required for fiscal years ending after December 15, 2002. See Note 5 to the Company’s Condensed Consolidated Financial Statements for related disclosures for the second quarter of fiscal 2003.

In November 2002, the Financial Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which is an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard did not have an impact on the Company’s financial statements.

In September 2002, Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received”, was proposed and a consensus was reached in January 2003. The issue was revised and finalized in March 2003. This issue addresses the appropriate accounting, by a retailer, for cash consideration received from a vendor and directs that cash consideration received from a vendor should be presumed to be a reduction of inventory unless it is a reimbursement of specific costs incurred in advertising the vendor’s products. Previously, the Company recorded allowances as a reduction of cost of sales when earned. This change will have a timing impact on certain allowances that will now be an adjustment to inventory cost and recognized in cost of sales when the product is sold.

Upon adoption of EITF Issue No. 02-16 in 2003, the Company recorded the cumulative effect of a change in accounting principle of $10.9 million, net of tax during the first quarter of 2003. This charge was recorded in the Company’s Condensed Consolidated Statement of Income (Loss) and reflects an adjustment of the Company’s opening inventory balance. As a result of the adoption of this issue, certain allowances will be recorded as a reduction of inventory as appropriate.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued by the FASB. SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities (including store closings). SFAS No. 146 replaces previous accounting guidance, principally EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Issue No. 94-3 required that a liability for an exit cost be recognized when the company committed to a specific plan; whereas, SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. See Note 10 to the Company’s Condensed Consolidated Financial Statements for related disclosures for the second quarter of fiscal 2003.

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

Debt Guarantees

As mentioned above, Delhaize America is a holding company having three subsidiary operating companies that do business primarily under the banners Food Lion, Hannaford and Kash n’ Karry. The wholly owned direct subsidiaries named below have fully and unconditionally and jointly and severally guaranteed the debt of Delhaize America.

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

Kash n’ Karry Food Stores, Inc. is a Delaware corporation that operates all the Company’s Kash n’ Karry stores. Kash n’ Karry’s executive offices are located at 6422 Harney Road, Tampa, Florida 33610.

Recently Issued Accounting Standards Not Yet Adopted

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of the project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. This statement concludes the first phase of the Board’s redeliberations of the Exposure Draft, Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both. This standard does not currently have an impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard does not currently have an impact on the Company’s financial statements.

Recent Events

On June 18, 2003, the Company announced Shelley G. Broader as the President and Chief Operating Officer of its Kash n’ Karry banner effective June 23, 2003. Broader replaced Michael Byars, who had served as Chief Operating Officer since September 1997.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period cover by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of such date, our disclosure controls and procedures are effective. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a). Exhibits

Exhibit	Description

18	Preferability Letter from Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b). Reports on Form 8-K

None.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DELHAIZE AMERICA, INC.

DATE: August 12, 2003	BY:	/s/ Carol M. Herndon

Carol M. Herndon
Executive Vice President of
Accounting and Analysis and
Chief Accounting Officer

Exhibit Index

Exhibit	Description

18	Preferability Letter from Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002