Form 10-Q
period 2003-09-27
DELHAIZE AMERICA INC
filed 2003-11-12
CIK 37912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

Yes [  ] No [X]

Outstanding shares of common stock of the Registrant as of November 12 , 2003.

Class A Common Stock – 91,270,348,481 Class B Common Stock — 75,468,935

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF
FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELHAIZE AMERICA, INC.
INDEX TO FORM 10-Q
September 27, 2003

			Page

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Income for the 13 weeks ended September 27, 2003 and September 28, 2002	3

		Condensed Consolidated Statements of Income (Loss) for the 39 weeks ended September 27, 2003 and September 28, 2002	4

		Condensed Consolidated Balance Sheets as of September 27, 2003 and December 28, 2002 (Audited)	5

		Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 27, 2003 and September 28, 2002	6

		Notes to Condensed Consolidated Financial Statements	7-12

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

	Item 4.	Controls and Procedures	22

PART II		OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	22

Signature			23

Exhibit Index			24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DELHAIZE AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the 13 weeks ended September 27, 2003 and September 28, 2002
(Dollars in thousands)

	13 Weeks	13 Weeks
	Ended	Ended
	September 27, 2003	September 28, 2002

Net sales and other revenues	$3,872,194	$3,774,860
Cost of goods sold (Note 9)	2,912,871	2,822,274
Selling and administrative expenses	778,100	778,586

Operating income	181,223	174,000
Interest expense	78,373	83,019
Net gain from extinguishment of debt	—	882
Net other loss from extinguishment of debt	—	260

Income from continuing operations before income taxes	102,850	91,603
Provision for income taxes	38,353	36,412

Income before loss from discontinued operations	64,497	55,191
Loss from discontinued operations, net of tax	1,371	3,133

Net income	$63,126	$52,058

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
For the 39 weeks ended September 27, 2003 and September 28, 2002
(Dollars in thousands)

	39 Weeks	39 Weeks
	Ended	Ended
	September 27, 2003	September 28, 2002

Net sales and other revenues	$11,347,091	$11,191,282
Cost of goods sold (Note 9)	8,553,074	8,338,374
Selling and administrative expenses	2,296,190	2,302,686

Operating income	497,827	550,222
Interest expense	237,146	252,406
Net gain from extinguishment of debt	—	882
Net other loss from extinguishment of debt	—	260

Income from continuing operations before income taxes	260,681	298,438
Provision for income taxes	95,883	117,720

Income before loss from discontinued operations	164,798	180,718
Loss from discontinued operations, net of tax	26,536	8,606

Income before cumulative effect of changes in accounting principle	138,262	172,112
Cumulative effect of changes in accounting principle, net of tax	10,946	284,097

Net income (loss)	$127,316	$(111,985)

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 27, 2003 and December 28,2002
(Dollars in thousands)

	September 27, 2003	December 28, 2002

	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$302,412	$131,641
Receivables, net	121,947	142,371
Receivable from affiliate	12,256	14,483
Income tax receivable	196	6,036
Inventories	1,197,673	1,340,847
Prepaid expenses	43,047	30,622
Deferred tax assets	39,559	18,976
Other assets	10,466	—

Total current assets	1,727,556	1,684,976
Property and equipment, net	2,972,293	3,041,465
Goodwill, net	2,907,305	2,907,305
Other intangibles, net	776,828	792,689
Reinsurance recoverable from affiliate	128,943	119,827
Other assets	175,524	88,554

Total assets	$8,688,449	$8,634,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$717,362	$762,179
Dividend payable	—	114,636
Payable to affiliate	—	8,959
Accrued expenses	398,501	314,851
Capital lease obligations — current	34,555	32,652
Long term debt — current	14,125	28,294
Other liabilities — current	55,825	49,372

Total current liabilities	1,220,368	1,310,943
Long-term debt	2,938,415	2,951,072
Capital lease obligations	672,317	698,283
Deferred income taxes	294,718	357,314
Other liabilities	274,808	273,502

Total liabilities	5,400,626	5,591,114

Commitments and contingencies (Note 15)
Shareholders’ equity:
Class A non-voting common stock	163,076	53,222
Class B voting common stock	37,736	37,645
Accumulated other comprehensive loss, net of tax	(66,579)	(71,130)
Additional paid-in capital, net of unearned compensation	2,471,696	2,467,397
Retained earnings	681,894	556,568

Total shareholders’ equity	3,287,823	3,043,702

Total liabilities and shareholders’ equity	$8,688,449	$8,634,816

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the 39 weeks ended September 27, 2003 and September 28, 2002
(Dollars in thousands)

	39 Weeks Ended	39 Weeks Ended
	September 27, 2003	September 28, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$127,316	$(111,985)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Cumulative effect of changes in accounting principle, net of tax	10,946	284,097
Change in accounting method (Note 9)	87,308	—
Provision for loss on disposal of discontinued operations	27,844	—
Streamline charges	2,346	—
Depreciation and amortization	336,350	340,602
Depreciation and amortization — discontinued operations	480	4,478
Amortization of debt fees/costs	1,466	1,507
Amortization of debt premium/(discount)	754	852
Amortization of deferred loss on derivative	6,215	6,378
Amortization and termination of restricted shares	4,014	8,783
Accrued interest on interest rate swap	(3,929)	(4,780)
Loss on disposals of property and capital lease terminations	623	298
Net gain from extinguishment of debt	—	(882)
Net other loss from extinguishment of debt	—	260
Deferred income taxes (benefit) provision	(85,541)	5,035
Other	698	(538)
Changes in operating assets and liabilities which provided (used) cash:
Receivables	20,424	78,789
Net receivable from affiliate	(6,732)	2,930
Income tax receivable	12,018	8,429
Inventories	35,616	8,090
Prepaid expenses	(12,425)	(14,550)
Other assets	4,626	(63)
Accounts payable	(41,692)	(2,601)
Accrued expenses	80,135	109,413
Income taxes payable	—	60,684
Other liabilities	(27,439)	(18,095)

Total adjustments	454,105	879,116

Net cash provided by operating activities	581,421	767,131

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(263,702)	(333,383)
Proceeds from sale of property	10,310	11,654
Other investment activity	(15,197)	(1,565)

Net cash used in investing activities	(268,589)	(323,294)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments under short-term borrowings	—	(140,000)
Principal payments on long-term debt	(25,390)	(76,238)
Principal payments under capital lease obligations	(23,681)	(22,328)
Escrow funding for Senior Notes	(86,592)	—
Taxes paid on capital contribution	(4,692)	—
Dividends paid	—	(86,023)
Parent common stock repurchased	(2,306)	(11,459)
Proceeds from stock options exercised	600	4,586

Net cash used in financing activities	(142,061)	(331,462)

Net increase in cash and cash equivalents	170,771	112,375
Cash and cash equivalents at beginning of year	131,641	137,206

Cash and cash equivalents at end of period	$302,412	$249,581

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1) Basis of Presentation:

The accompanying condensed consolidated financial statements are presented in accordance with the requirements for Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Annual Report on Form 10-K of Delhaize America,Inc. (“Delhaize America” or the “Company”). Accordingly, the reader of this Form 10-Q should refer to the Company’s Form 10-K for the year ended December 28, 2002 for further information.

The financial information presented herein has been prepared in accordance with the Company’s customary accounting practices except for the change in the method of store inventory accounting discussed below and has not been audited. In the opinion of management, the financial information includes all adjustments, including normal recurring items, necessary for a fair presentation of interim results.

The financial statement presentation includes the impact of the Company’s closing of 43 underperforming Food Lion and Kash n’ Karry stores, of which 42 stores were closed during the first quarter of 2003 and one store was closed during the second quarter of 2003. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, a portion of the costs associated with these stores, as well as related operating activity prior to closing for these stores, was recorded as “discontinued operations” in the Company’s Condensed Consolidated Statement of Income (Loss) for all periods presented.

2) Supplemental Disclosure of Cash Flow Information:

Selected cash payments and non-cash activities during the period were as follows:

	39 Weeks	39 Weeks
	Ended	Ended
(Dollars in thousands)	Sept 27, 2003	Sept 28, 2002

Cash payments for income taxes	$154,356	$38,359
Cash payments for interest, net of amounts capitalized	175,008	191,415
Non-cash investing and financing activities:
Capitalized lease obligations incurred for store properties and equipment	21,247	37,331
Capitalized lease obligations terminated for store properties and equipment	2,163	1,882
Dividend to Delhaize Group and Delta paid in stock	109,944	—
Change in reinsurance recoverable and other liabilities	9,116	1,947
Other	471	—
Investment in WWRE	—	3,000
Delhaize Group Share Exchange – final adjustment to purchase price allocation:
Property	—	44,433
Deferred income taxes	—	43,752
Capital lease obligations	—	4,475
Accrued expenses	—	5,156
Reclassification of deferred taxes to goodwill related to intangible assets that did not meet the separability criteria of SFAS No. 141	—	117,895

3) Inventories

Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 78% of inventories on September 27, 2003 and September 28 2002. Meat, produce and deli inventories are valued on the average cost method rather than the LIFO method. If the Company did not report under the LIFO method, inventories would have been $33.3 million and $67.3 million greater as of September 27, 2003 and September 28, 2002, respectively. Application of the LIFO method resulted in increases in cost of goods sold of $1.3 million and $2.6 million for the 39 weeks ended September 27, 2003 and September 28, 2002, respectively. As stated in Note 9, in the second quarter of 2003 the Company changed its application of the LIFO method of accounting for store inventories from the retail method to the average item cost method effective December 29, 2002.

4) Reclassification

Certain financial statement items in the prior periods have been reclassified to conform to the current period’s presentation.

5) Accounting for Stock Issued to Employees

The Company participates in a stock option plan of its parent, Delhaize Group, that is described fully in Note 14 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002 (the “Delhaize Group Plan”). Additionally, the Company still has options outstanding under a 1996 Food Lion Plan, a 1988 and 1998 Hannaford Plan and 2000 Delhaize America Plan; however, the Company can no longer grant options under these plans. The Company accounts for the Delhaize Group Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”. No stock-based employee compensation cost is reflected in net income, as all options granted under the Delhaize Group Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, to stock-based employee compensation.

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	Sept 27, 2003	Sept 28, 2002	Sept 27, 2003	Sept 28, 2002

Net earnings (loss) – as reported	$63,126	$52,058	$127,316	$(111,985)
Deduct: Total stock-based employee compensation expense determined using fair value based method (net of tax)	2,973	3,678	8,158	7,769

Net earnings (loss)–pro forma	$60,153	$48,380	$119,158	$(119,754)

The weighted average fair value at date of grant for options granted under the Delhaize Group Plan during the third quarter of 2003 was $12.45. There were no options granted under the Delhaize Group Plan during the third quarter of 2002. The weighted average fair value at date of grant for options granted for the 39 weeks ended September 27, 2003 and September 28, 2002 was $8.44 and $16.34 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model using the following assumptions:

	Sept 27, 2003	Sept 28, 2002

Expected dividend yield(%)	3.6	2.6
Expected volatility (%)	42.3	38.8
Risk-free interest rate(%)	2.4	4.6
Expected term (years)	5.2	5.2

6) Derivative Financial Instruments

Prior to the offering of the bonds and debentures on April 19, 2001, the Company entered into interest rate agreements to hedge against potential increases in interest rates. The notional amount of these hedge agreements was $1.75 billion. These agreements were structured to hedge against the risk of increasing market interest rates based on U.S. treasury rates, with the specified rates based on the expected maturities of the related securities. These hedge agreements were settled in connection with the completion of the offering of the bonds and debentures, resulting in a payment in the amount of an unrealized loss of approximately $214 million. As a result of the adoption of SFAS No. 133, “Derivative Instruments and Hedging Activities”, at the beginning of fiscal 2001, the unrealized loss was recorded in other comprehensive income, net of deferred taxes, and is being amortized to interest expense over the term of the associated debt securities. The Company amortized approximately $3.9 million and $4.0 million, net of tax of the other comprehensive loss associated with these hedge agreements to interest expense during both the 39 weeks ended September 27, 2003 and September 28, 2002, respectively. The unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss at September 27, 2003, and September 28, 2002, totaled approximately $45.7 million and $51.7 million, net of deferred taxes, respectively.

During the fourth quarter of 2001 and the third quarter of 2002, the Company entered into interest rate swap agreements, effectively converting a portion of the debt from fixed to variable rates. Maturity dates of the Company’s interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for the Company’s agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The notional principal amounts of interest rate swap arrangements at September 27, 2003 were $300 million maturing in 2006 and $200 million maturing in 2011. These agreements are accounted for as fair value hedges. For the 13 and 39 weeks ended September 27, 2003, interest expense decreased by $3.9 and $12.2 million, respectively, in connection with these agreements. For the 13 and 39 weeks ended September 28, 2002, interest expense decreased by $3.2 and $7.8 million, respectively, in connection with these agreements. These agreements met the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133. The Company has recorded a derivative asset in connection with these agreements in the amount of $25.8 million and $24.7 million at September 27, 2003 and September 28, 2002, respectively, recorded in the Company’s Condensed Consolidated Balance Sheet in Other Assets.

7) Goodwill and Other Intangible Assets

On December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which required that we cease amortizing goodwill and other intangible assets with indefinite lives, and begin an annual assessment of potential impairment of goodwill and other indefinite lived intangible assets by comparing the book value of these assets to their current fair value. Accordingly, during the first quarter of 2002, the Company performed its transitional assessment for potential impairment at each of the three operating banners, since each banner represents a separate operating segment as defined by SFAS No. 131 and a separate reporting unit as defined by SFAS No. 142. In performing its assessment, the carrying value of assets and liabilities was determined for each reporting unit and compared to the fair value of each reporting unit, which was obtained from independent appraisals. If the carrying value of the reporting unit exceeded its fair value, an assessment of impairment was then necessary.

The Company’s impairment assessment at its individual operating banners resulted in a non-cash impairment charge totaling approximately $288 million before taxes ($284 million net of taxes), which was recorded as a cumulative effect of change in accounting principle in the first quarter 2002. This impairment charge relates primarily to goodwill associated with the Delhaize Group share exchange and with the Company’s acquisitions of Kash n’ Karry and Hannaford. The Florida market, where Kash n’ Karry is concentrated, is one of the most competitive markets in the Southeast region. In addition, this market experienced the impact of security concerns and economic pressures after September 2001, which continued to negatively impact temporary residence and tourism in the state at the time of the Company’s impairment assessment in 2002. The Hannaford banner carries a significant goodwill balance due to the initial acquisition in 2000 and the assignment of goodwill to this banner related to the Delhaize Group share exchange.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company conducts an impairment assessment of Goodwill and Other Intangible Assets with indefinite lives at least annually. This annual assessment will be conducted in the fourth quarter of each year unless facts and circumstances require an assessment at an earlier date.

8) Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings and other comprehensive earnings (losses). Other comprehensive earnings (losses) include items that are currently excluded from the Company’s net income (loss) and recorded directly to shareholders’ equity. Included in other comprehensive income (loss) are unrealized losses on hedges and unrealized security holding gains. Comprehensive income (loss) was $131.9 and $(108.3) million for the 39 weeks ended September 27, 2003 and September 28, 2002, respectively. The comprehensive loss for the 39 weeks ended September 28, 2002 was primarily due to impairment assessment discussed in Note 7.

9) Accounting Change

In the second quarter of 2003, the Company changed its application of the LIFO method of accounting for store inventories from the retail method to the average item cost method. The effect of the change on the December 28, 2002 inventory valuation resulted in a decrease in inventory of $87.3 million at the beginning of fiscal year 2003. The change was made to more accurately reflect inventory value by eliminating the estimation inherent in the retail method. The cumulative effect of this change on periods prior to December 28, 2002 cannot be determined and accordingly, the effect of this change has been included as a component of cost of sales in the condensed consolidated statement of income for the 39 weeks ended September 27, 2003. In comparison with 2002 and excluding the $87.3 million charge, the impact of changing from the retail method to the average item cost method resulted in a $9.4 million decrease in cost of sales in the first quarter of 2003, a $14.0 million increase in cost of sales in the second quarter of 2003 and a $2.6 million decrease in cost of sales in the third quarter of 2003. Pro forma effects of the change for periods prior to 2003 have not been presented, as cost information is not determinable.

The accounting change to the average item cost method results in the restatement of the Company’s 13 weeks ended March 29, 2003 as follows:

	13 weeks Ended
	March 29,2003	13 weeks Ended
	As Previously	March 29,2003
(Dollars in thousands)	Reported	As Restated

Net sales and other revenues	$3,681,128	$3,680,121	*
Cost of goods sold	2,712,990	2,790,120	*
Selling and administrative expenses	753,092	752,747	*

Operating income	215,046	137,254
Interest expense	79,686	79,686

Income from continuing operations before income taxes	135,360	57,568
Provision for income taxes	50,075	20,684

Income before loss from discontinued operations	85,285	36,884
Loss from discontinued operations, net of tax	22,246	22,376	*

Income before cumulative effect of changes in accounting principle	63,039	14,508
Cumulative effect of changes in accounting principle, net of tax	10,946	10,946

Net income	$52,093	$3,562

*	First quarter 2003 has also been adjusted to classify the results of operations for one store closed during second quarter 2003 as “discontinued operations”.

In addition, the Company adopted Emerging Issues Task Force (EITF) Issue No. 02-16 during first quarter of 2003 and recorded the cumulative effect of a change in accounting principle of $10.9 million, net of tax during the first quarter (Note 12).

10) Discontinued Operations

The Company closed 43 underperforming Food Lion and Kash n’ Karry stores during the 39 weeks ending September 27, 2003, of which 42 were closed during first quarter of 2003 and one was closed during second quarter of 2003. In accordance with the provisions of SFAS No. 144, a portion of the costs associated with these stores, as well as related operating activity prior to closing for these stores, was recorded in “discontinued operations” in the Company’s Condensed Consolidated Statement of Income (Loss).

Operating activity prior to closing for the 43 discontinued stores is shown below:

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
(Dollars in thousands)	Sept 27, 2003	Sept 28, 2002	Sept 27, 2003	Sept 28, 2002

Net sales and other revenues	$0	$41,757	$17,561	$127,424
Net (loss)	$(41)	$(3,133)	$(5,375)	$(8,606)

During the first quarter of 2003 in accordance with SFAS No. 146, the Company recorded an initial reserve of $27.5 million to discontinued operations ($17.7 million after taxes) for rent, real estate taxes and common area maintenance expenses (other liabilities) and severance and outplacement costs (accrued expenses). The Company recorded property retirement losses of $5.0 million, which was offset by gains on capital lease retirements of $5.0 million.

During the second quarter of 2003, the Company recorded an initial reserve of $0.3 million to discontinued operations ($0.2 million after taxes) for rent, real estate taxes and common area maintenance expenses (other liabilities) and for property retirement losses.

Additional discontinued operations expenses not reserved totaled $1.3 million and $3.3 million after taxes for the 13 and 39 weeks ended September 27, 2003, respectively.

The following table shows the reserve balances for discontinued operations as of September 27, 2003:

	Other	Accrued
(Dollars in thousands)	liabilities	expenses	Total

Reserve balance as of June 28, 2003	$(24,933)	$(765)	$(25,698)
Utilizations	994	—	994

Reserve balance as of September 27, 2003	$(23,939)	$(765)	$(24,704)

11) Streamlining

During the first quarter of 2003, Food Lion initiated additional cost saving opportunities by streamlining and optimizing the functioning of its support and management structure. As a result, the Company recorded a pre-tax charge of $2.4 million, which was included in Selling and Administrative Expenses, and represents related severance, benefits, and outplacement service costs. The Company paid $2.0 million of the initial reserve during the first 39 weeks of 2003 and the outstanding $0.4 million is included in the Company’s Condensed Consolidated Balance Sheet in Accrued Expenses.

12) Recently Adopted Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The statement is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, the Standard goes into effect at the beginning of the first interim period beginning after June 15, 2003. This standard does not currently have an impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003. This standard does not currently have an impact on the Company’s financial statements.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, was issued and amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. Certain new disclosure provisions of SFAS No. 148 are required for fiscal years ending after December 15, 2002. See Note 5 to the Company’s Condensed Consolidated Financial Statements for related disclosures for the third quarter of fiscal 2003.

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

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued by the FASB. SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities (including store closings). SFAS No. 146 replaces previous accounting guidance, principally EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Issue No. 94-3 required that a liability for an exit cost be recognized when the company committed to a specific plan; whereas, SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. See Note 10 to the Company’s Condensed Consolidated Financial Statements for related disclosures for the third quarter of fiscal 2003.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and applies to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this standard did not have a significant effect on the Company’s financial statements.

13) Debt Guarantees

Delhaize America is a holding company having three subsidiary operating companies that do business primarily under the banners Food Lion, Hannaford and Kash n’ Karry. The wholly owned direct subsidiaries named below have fully and unconditionally and jointly and severally guaranteed the debt of Delhaize America.

Food Lion, LLC is a North Carolina limited liability company that operates all of the Company’s Food Lion stores. Food Lion’s executive offices are located at 2110 Executive Drive, Salisbury, North Carolina 28147.

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

14) Recently Issued Accounting Standards Not Yet Adopted

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which is an interpretation of Accounting Research Bulletin (ARB) No. 51. Fin 46 addresses consolidation by business enterprises of variable interest entities. The objective of this Interpretation is not to restrict the use of variable interest entities but to improve financial reporting by enterprises involved with variable interest entities. The FASB believes that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated statements with those of the business enterprise. FIN 46 applies to all newly created variable interest entities. In addition, FIN 46, as amended, will become effective for variable interest entities created before February 1, 2003, and reported in financial statements issued for interim periods ending after December 15, 2003. The Company is currently assessing the potential effect of FIN 46 on its financial statements.

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

16) Subsequent Events

On October 27, 2003, the Company completed its previously announced acquisition of 43 Harveys supermarkets, located in central and south Georgia and the Tallahassee, Florida, area. The acquisition includes the Harveys corporate headquarters and warehouse in Nashville, Georgia. The majority of the Harveys stores are between 18,000 and 35,000 square feet. Seven Harveys stores have a pharmacy. To acquire the Harveys stores, the Company paid $29.4 million in cash and assumed $14.6 million in accounts payable and other short-term liabilities associated with the operation of Harveys. The Company also purchased $2 million in additional inventory from the seller in connection with the seller’s exercise of an inventory put option agreement. The acquisition fills in an area where Food Lion, the largest U.S. banner of the Company, has a limited presence. Harveys is now the fourth U.S. banner of the Company, joining Food Lion, Hannaford and Kash n’ Karry. The Company will include the results of operations of Harveys prospectively from October 26, 2003.

In October 2003, Hannaford Bros. Co. (“Hannaford”), a wholly-owned subsidiary of the Company, invoked the defeasance provisions of its outstanding 7.41% Senior Notes due February 15, 2009, 8.54% Senior Notes due November 15, 2004, 6.50% Senior Notes due May 15, 2008, 6.58% Senior Notes due February 15, 2011, 7.06% Senior Notes due May 15, 2016 and 6.31% Senior Notes due May 15, 2008 (collectively, the “Notes”) and placed sufficient funds in an escrow account to satisfy the remaining principal and interest payments due on the Notes. As a result of this defeasance, Hannaford is no longer subject to the negative covenants contained in the agreements governing these notes. As of September 27, 2003, $75.0 million in aggregate principal amount of these notes was outstanding. Cash committed to fund the escrow and not available for general corporate purposes has been considered restricted. At September 27, 2003, restricted funds of $10.5 million and $76.1 million are recorded in Current Other Assets and Non-current Other Assets, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (13 and 39 weeks ended September 27, 2003 compared to the 13 and 39 weeks ended September 28, 2002)

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Company’s Annual Report on Form 10-K. Accordingly, the reader of this Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002 for further information. Reclassifications and restatements for discontinued operations have been made for all current and historical information presented herein from that contained in the Company’s prior annual reports to shareholders and SEC filings on forms 10-Q, 10-K and 8-K.

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

RESULTS OF OPERATIONS

The following tables set forth the unaudited condensed consolidated statements of income (loss) for the 13 and 39 weeks ended September 27, 2003 and for the 13 and 39 weeks ended September 28, 2002 for informational purposes. The 2002 results have been adjusted to classify the results of operations for the 43 stores closed during the 39 weeks ended September 27, 2003 as “discontinued operations”; their net sales and other revenues, cost of goods sold, and selling and administrative expenses have been reflected on a net basis in “discontinued operations” in our condensed consolidated statement of income (loss).

	13 Weeks	13 Weeks
	Ended	Ended
	Sept 27, 2003	Sept 28, 2002

	(unaudited)	(unaudited)
Net sales and other revenues	$3,872,194	$3,774,860
Cost of goods sold	2,912,871	2,822,274
Selling and administrative expenses	778,100	778,586

Operating income	181,223	174,000
Interest expense	78,373	83,019
Net gain from extinguishment of debt	—	882
Net other loss from extinguishment of debt	—	260

Income from continuing operations before income taxes	102,850	91,603
Provision for income taxes	38,353	36,412

Income before loss from discontinued operations	64,497	55,191
Loss from discontinued operations, net of tax	1,371	3,133

Net income	$63,126	$52,058

	39 Weeks	39 Weeks
	Ended	Ended
	Sept 27, 2003	Sept 28, 2002

	(unaudited)	(unaudited)
Net sales and other revenues	$11,347,091	$11,191,282
Cost of goods sold	8,553,074	8,338,374
Selling and administrative expenses	2,296,190	2,302,686

Operating income	497,827	550,222
Interest expense	237,146	252,406
Net gain from extinguishment of debt	—	882
Net other loss from extinguishment of debt	—	260

Income from continuing operations before income taxes	260,681	298,438
Provision for income taxes	95,883	117,720

Income before loss from discontinued operations	164,798	180,718
Loss from discontinued operations, net of tax	26,536	8,606

Income before cumulative effect of changes in accounting principle	138,262	172,112
Cumulative effect of changes in accounting principle, net of tax	10,946	284,097

Net income (loss)	$127,316	$(111,985)

Note: Cost of goods sold includes an $87.3 million (0.77%) charge in the 39 weeks ended September 27, 2003 related to the conversion from retail to average item cost inventory at the Food Lion and Kash n’ Karry banners. The cumulative effect of changes in accounting principle are discussed below.

The following tables set forth the percentage which the listed captions bear to net sales and other revenues for the periods indicated:

	13 Weeks	13 Weeks
	Ended	Ended
	Sept 27, 2003	Sept 28, 2002
	%	%
	(unaudited)	(unaudited)
Net sales and other revenues	100.00	100.00
Cost of goods sold	75.23	74.76
Selling and administrative expenses	20.09	20.63

Operating income	4.68	4.61
Interest expense	2.02	2.20
Net gain from extinguishment of debt	—	0.02
Net other loss from extinguishment of debt	—	0.01

Income from continuing operations before income taxes	2.66	2.42
Provision for income taxes	0.99	0.96

Income before loss from discontinued operations	1.67	1.46
Loss from discontinued operations, net of tax	0.04	0.08

Net income	1.63	1.38

	39 Weeks	39 Weeks
	Ended	Ended
	Sept 27, 2003	Sept 28, 2002
	%	%
	(unaudited)	(unaudited)
Net sales and other revenues	100.00	100.00
Cost of goods sold	75.38	74.51
Selling and administrative expenses	20.23	20.57

Operating income	4.39	4.92
Interest expense	2.09	2.26
Net gain from extinguishment of debt	—	0.01
Net other loss from extinguishment of debt	—	0.00

Income from continuing operations before income taxes	2.30	2.67
Provision for income taxes	0.85	1.05

Income before loss from discontinued operations	1.45	1.62
Loss from discontinued operations, net of tax	0.23	0.08

Income before cumulative effect of changes in accounting principle	1.22	1.54
Cumulative effect of changes in accounting principle, net of tax	0.10	2.54

Net income (loss)	1.12	(1.00)

Note: Cost of goods sold includes an $87.3 million (0.77%) charge in the 39 weeks ended September 27, 2003 related to the conversion from retail to average item cost inventory at the Food Lion and Kash n’ Karry banners. The cumulative effect of changes in accounting principle are discussed below.

Sales

We record revenues primarily from the sale of products in over 1,450 retail stores. Net sales and other revenues for the third quarter 2003 and for the 39 weeks ended September 27, 2003 were $3.9 billion and $11.3 billion, respectively, resulting in increases of 2.6% and 1.4% over the corresponding periods of 2002. Comparable store sales increased 1.0% during the third quarter of 2003 and decreased 0.1% for the 39 weeks ended September 27, 2003. Comparable store sales increased in the third quarter reflecting continued improvement in sales trends throughout 2003. Sales in 2003 have been positively impacted by a continued focus on operational excellence at Food Lion and continued strength of Hannaford’s Festival strategy. The sales momentum during the 39 weeks of 2003 was achieved despite the impact of soft economic conditions and continued competitive activity in the Company’s major operating areas. Most of our stores are located in the Southeast region of the United States, which during most of 2003, experienced corporate layoffs, high unemployment, and generally depressed economic conditions.

During the first nine months of 2003, we experienced 65 net competitive store openings in our operating area — increasing the amount of grocery square footage available to consumers. In addition, most competitors continued to invest heavily in promotional spending in the form of aggressive advertisement pricing, buy one and get one or two free offers, double/triple couponing and other pricing strategies.

We continued planned margin investments that began in the second quarter of 2003 at the Food Lion banner that included a combination of promotional activity and every day shelf pricing adjustments. These investments in margin during the quarter were funded by operating cost reductions that materialized during the second and third quarters of 2003, and continue to positively impact current sales performance and sales trends.

As of September 27, 2003, we operated 1,456 stores, which consisted of 1,199 stores operating primarily under the Food Lion banner, 120 stores operating under the Hannaford banner and 137 stores operating under the Kash n’ Karry banner. During the third quarter of 2003, we opened eight new stores; six under the Food Lion banner and two under the Hannaford banner. In addition, we remodeled 68 stores in the third quarter of 2003 including 63 Food Lion stores, four Hannaford stores and one Kash n’ Karry store. During the third quarter of 2003, we closed one Hannaford store, resulting in a net increase of seven stores.

Gross Profit

Gross profit as a percentage of sales was 24.77% and 24.62% for the 13 and 39 weeks ended September 27, 2003, compared to 25.24% and 25.49% for the corresponding periods of 2002. Gross margin comparisons with last year are negatively impacted by the Company’s store inventory accounting change from the retail method to the average item cost method. The effect of the change on the December 28, 2002 inventory valuation resulted in a decrease in inventory of $87.3 million at the beginning of the year with a corresponding increase to cost of goods sold. In comparison with 2002 and excluding the $87.3 million charge, the impact of changing from the retail method to the average item cost method resulted in a $9.4 million decrease in cost of sales in the first quarter of 2003, a $14.0 million increase in cost of sales in the second quarter of 2003 and $2.6 million decrease in third quarter of 2003. Restated gross margin for the first quarter ended March 29, 2003 was 24.18% compared with the previously reported gross margin of 26.30% (Note 9).

Also, gross profit for the 13 weeks ended September 27, 2003 was negatively affected by the impact of Hurricane Isabel, which resulted in product losses of $14.4 million, 0.37% of sales, at more than 200 Food Lion stores due to power failure, mandatory evacuation and store closings.

During the third quarter of 2003 we continued planned margin investments that began in the second quarter of 2003 at the Food Lion banner that included a combination of promotional activity and every day shelf pricing adjustments. These investments in margin during the quarter were funded by operating cost reductions that materialized during the second and third quarters of 2003, and continue to positively impact current sales performance and sales trends.

We provided for a $0.6 million LIFO provision in the third quarter of 2003 and $1.3 million in the 39 weeks ended September 27, 2003 compared with a LIFO provision of $0.6 million and $2.6 million for the corresponding periods last year.

Selling and Administrative Expenses

Selling and administrative expenses (which include depreciation and amortization) as a percentage of sales were 20.09% in third quarter of 2003 compared to 20.63% in the third quarter of 2002. For the 39 weeks ended September 27, 2003, selling and administrative expenses as a percentage of sales were 20.23% compared to 20.57% for the corresponding period in the prior year. Excluding depreciation and amortization, selling and administrative expenses as a percentage of sales were 17.17% for the third quarter of 2003 and 17.27% for the 39 weeks ended September 27, 2003 compared to 17.60% and 17.53% for the corresponding periods of the prior year. The decrease in selling and administrative expenses (excluding depreciation and amortization) for the third quarter of 2003 compared to the corresponding period of last year is primarily due to decreases in store labor costs as a result of productivity and operational improvements, lower retirement plan expense as a result of changes in plan provisions for Food Lion and Kash n’ Karry and the impact of Food Lion’s cost reduction and corporate support streamlining efforts during 2003. An additional decrease in selling and administrative expenses as compared to last year is due to a 2002 charge in the third quarter related to the Company’s reorganization of its senior executive team.

Depreciation and amortization expense during the third quarter of 2003 was $113.2 million or 2.92% of sales compared to $114.0 million or 3.02% of sales for the third quarter of the prior year. For the 39 weeks ended September 27, 2003, depreciation and amortization expense was $336.4 million or 2.96% of sales compared to $340.6 million or 3.04% of sales for the corresponding period in the prior year. The decrease in depreciation and amortization for the 13 and 39 weeks ended September 27, 2003 compared to the corresponding periods last year is due to lower than planned capital expenditures this year, partially as a result of construction delays related to prolonged rain and related weather conditions along the East coast of the United States during the spring of 2003, and as a result of the Company’s management of capital spending to support the generation of free cash flow and debt reduction.

Interest Expense

Interest expense during the third quarter of 2003 was $78.4 million or 2.02% of sales compared to $83.0 million or 2.20% of sales for the third quarter of the prior year. For the 39 weeks ended September 27, 2003, interest expense was $237.1 million or 2.09% of sales compared to $252.4 million or 2.26% of sales for the corresponding period in the prior year. Interest expense was lower for the 39 weeks ended September 27, 2003 compared with the comparable period of the prior year primarily due to the interest reduction from interest rate swap agreements and the repurchase of $68.975 million in debentures and debt securities during the last half of 2002.

Last year third quarter included a net gain of $0.9 million for the early retirement of $26.2 million in debt securities (see further discussion below in the Debt section) recorded in net gain from extinguishment of debt. The $0.9 million represents the difference between the reacquisition price of the debt and the principal and remaining unamortized debt issuance costs.

Net other loss from extinguishment of debt represents the unamortized hedges associated with debt retired. Third quarter 2002 included a $0.3 million loss for the early retirement of the $26.2 million (see further discussion below in the Debt section).

Store Closings

The following table shows the number of stores closed at the end of the third quarter of 2003:

	Discontinued		Planned
	Operations	Closed	Closings	Total

As of June 28, 2003	43	169	3	215
Store closings added	—	4	—	4
Planned closings completed	—	—	—	—
Stores sold/lease terminated	(2)	(6)	—	(8)

As of September 27, 2003	41	167	3	211

The following table reflects closed store liabilities as of September 27, 2003 and activity during the quarter, including additions to closed store liabilities charged to operations or discontinued operations and adjustments to liabilities based on changes in facts and circumstances and payments made.

	Qtr 3	Qtr 3	Qtr 3
	2003	2003	2003
	Disc Op	Closed	Total

Balance at June 28, 2003	$24.9	$127.3	$152.2
Additions:
Store closings – lease obligations	0.0	1.1	1.1
Store closing – other exit costs	0.0	0.1	0.1

Total additions	0.0	1.2	1.2
Adjustments:
Adjustments to estimates-lease obligation	(0.4)	(0.6)	(1.0)
Adjustments to estimates-other exit costs	0.4	(0.1)	0.3

Total adjustments	0.0	(0.7)	(0.7)
Reductions:
Lease payments made	(0.8)	(3.7)	(4.5)
Payments for other exit costs	(0.2)	(0.5)	(0.7)

Total reductions	(1.0)	(4.2)	(5.2)

Balance at September 27, 2003	$23.9	$123.6	$147.5

The September 27, 2003 balance of approximately $147.5 million consisted of lease liabilities and other exit cost liabilities of $118.7 million and $28.8 million, respectively. The September 27, 2003 balance also includes lease liabilities of $20.8 million and other exit costs of $3.1 million associated with the closure of 42 underperforming stores in the first quarter of 2003 and one underperforming store in the second quarter of 2003 to discontinued operations.

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

The revenues and operating results for stores closed and not relocated with the exception of stores that have been classified as discontinued operations are not material to our revenues and operating results for the 13 and 39 weeks periods. Future cash obligations for closed store liabilities are tied principally to the remaining non-cancelable lease payments less sublease payments to be received.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company conducts an impairment assessment of Goodwill and Other Intangible Assets with indefinite lives at least annually. This annual assessment will be conducted in the fourth quarter of each year unless facts and circumstances require an assessment at an earlier date.

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

Discontinued Operations

The Company closed 43 underperforming Food Lion and Kash n’ Karry stores during the 39 weeks ending September 27, 2003, of which 42 were closed during first quarter of 2003 and one was closed during second quarter of 2003. In accordance with the provisions of SFAS No. 144, a portion of the costs associated with these stores, as well as related operating activity prior to closing for these stores, was recorded in “discontinued operations” in the Company’s Condensed Consolidated Statement of Income (Loss).

Operating activity prior to closing for the 43 discontinued stores is shown below:

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
(Dollars in thousands)	Sept 27, 2003	Sept 28, 2002	Sept 27, 2003	Sept 28, 2002

Net sales and other revenues	$0	$41,757	$17,561	$127,424
Net (loss)	$(41)	$(3,133)	$(5,375)	$(8,606)

During the first quarter of 2003 in accordance with SFAS No. 146, the Company recorded an initial reserve of $27.5 million to discontinued operations ($17.7 million after taxes) for rent, real estate taxes and common area maintenance expenses (other liabilities) and severance and outplacement costs (accrued expenses). The Company recorded property retirement losses of $5.0 million, which was offset by gains on capital lease retirements of $5.0 million.

During the second quarter of 2003, the Company recorded an initial reserve of $0.3 million to discontinued operations ($0.2 million after taxes) for rent, real estate taxes and common area maintenance expenses (other liabilities) and for property retirement losses.

Additional discontinued operations expenses not reserved totaled $1.3 million and $3.3 million after taxes for the 13 and 39 weeks ended September 27, 2003, respectively.

The following table shows the reserve balances for discontinued operations as of September 27, 2003:

(Dollars in thousands)	Other liabilities	Accrued expenses	Total

Reserve balance as of June 28, 2003	$(24,933)	$(765)	$(25,698)
Utilizations	994	—	994

Reserve balance as of September 27, 2003	$(23,939)	$(765)	$(24,704)

Streamlining

During the first quarter of 2003, Food Lion initiated additional cost saving opportunities by streamlining and optimizing the functioning of its support and management structure. As a result, the Company recorded a pre-tax charge of $2.4 million, which was included in Selling and Administrative Expenses, and represents related severance, benefits, and outplacement service costs. The Company paid $2.0 million of the initial reserve during the first 39 weeks of 2003 and the outstanding $0.4 million is included in the Company’s Condensed Consolidated Balance Sheet in Accrued Expenses.

Effective Income Tax Rate

The provision for income taxes reflects management’s best estimate of the annual effective tax rate. The Company’s effective tax rate was 36.8% on Income from Continuing Operations for the 39 weeks ended September 27, 2003 compared to 39.4% for last year’s comparable period. The lower rate during 2003 is attributable to the relative effect of tax savings initiatives as compared to the reduced level of “Income from continuing operations before income taxes ” year to date this year versus last year.

Liquidity and Capital Resources

We have funded our operations and acquisitions for the 13 and 39 weeks ended September 27, 2003 and September 28, 2002 from cash generated from our operations and borrowings.

At September 27, 2003, we had cash and cash equivalents of $302.4 million compared with $249.6 million last year. We have historically generated positive cash flow from operations. Net cash provided by operating activities totaled $581.4 million for the 39 weeks ended September 27, 2003, compared with $767.1 million for the corresponding period last year. The decrease in net cash provided by operating activities from the corresponding period last year was primarily due to an increase in income taxes paid, a decrease in accounts receivable collections from 2002, and a decrease in accounts payable. The above decreases were offset by an increase in income before the cumulative effect of changes in accounting principle and change in accounting method and a decrease in inventory (excluding the impact of the accounting change – Note 9) due primarily to the closing of 43 unprofitable stores this year.

Cash flows used in investing activities decreased to $268.6 million for the 39 weeks ended September 27, 2003, compared with $323.3 million for the corresponding period last year primarily due to a decrease in capital expenditures which were $263.7 million for the 39 weeks ended September 27, 2003 compared with $333.4 million for the corresponding period in 2002. For the 39 weeks ended September 27, 2003, we have opened 18 new stores and completed the renovation of 85 existing stores compared to 26 openings and 92 renovations completed for the corresponding period of last year. The decrease in capital expenditures is attributable to fewer store openings in 2003 partially as a result of construction delays related to prolonged rain and related weather conditions along the East coast of the United States during the spring of 2003, and as a result of the Company’s management of capital spending to support the generation of free cash flow and debt reduction.

In fiscal 2003, we plan to incur approximately $415 million of capital expenditures, including the funding for the Harveys acquisition. We plan to finance capital expenditures during fiscal 2003 through funds generated from operations and existing bank facilities and through the use of leases when appropriate.

Cash flows used in financing activities for the 39 weeks ended September 27, 2003 were $142.1 million compared to $331.5 million for the same period last year. The decrease in cash used in financing activities was primarily the result of short-term borrowings repaid in 2002 and a dividend payment last year of $86.0 million, offset partially by the commitment of escrow funds for the senior notes at Hannaford during the third quarter of 2003 (see discussion in Recent Events below).

Debt

We maintain a revolving credit facility with a syndicate of commercial banks providing $350.0 million in committed lines of credit. In December 2002, the credit facility was amended and the line of credit was reduced from $500.0 million to $350.0 million. The credit facility is secured by certain inventory of the Delhaize America operating subsidiaries. The $350.0 million facility expires in July 2005 and contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, and an asset coverage ratio. We must be in compliance with these covenants in order to have access to the credit facility. As of September 27, 2003, we were in compliance with all covenants contained in the credit facility. A deteriorating economic or operating environment can subject us to a risk of non-compliance with the covenants. We had no outstanding borrowings under this facility as of September 27, 2003 and have had no borrowings during 2003. There were no borrowings outstanding at September 28, 2002. This facility is utilized to provide short-term capital to meet liquidity needs as necessary.

At September 27, 2003, the Company had long–term debt as follows:

(Dollars in thousands)
Notes, 7.375%, due 2006	$616,805	(b)
Notes, 7.55%, due 2007	149,627	(b)
Notes, 8.125%, due 2011	1,101,574	(b)
Notes, 8.05%, due 2027	121,406	(b)
Debentures, 9.00%, due 2031	855,000
Medium-term notes, 8.67% to 8.73%, due 2006	5,103	(b)
Other notes, 6.31% to 14.15%, due 2004 to 2016	73,043	(a), (b)
Mortgage payables, 7.55% to 10.20%, due 2004 to 2016	29,486	(b)
Other	496
	$2,952,540

(a)	See Note 16 – Subsequent Events
(b)	Net of associated discount and premium.

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

We enter into significant leasing obligations related to our store properties. Capital lease obligations outstanding at September 27, 2003 were $706.9 million compared with $731.5 million at September 28, 2002. These leases generally have original terms of up to 20 years.

As set forth in the tables below, we also have periodic short-term borrowings under informal credit arrangements that are available to us at the lenders’ discretion.

Informal Credit Arrangements

	Sept 27, 2003	Sept 28, 2002
(Dollars in millions)
Outstanding borrowings at the end of the third quarter	$—	$—
Average borrowings	0.4	2.4
Maximum amount outstanding	37.0	80.0
Daily weighted average interest rate	2.81%	2.84%

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

During the fourth quarter of 2001 and the third quarter of 2002, the Company entered into interest rate swap agreements, effectively converting a portion of the debt from fixed to variable rates. Maturity dates of the Company’s interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for the Company’s agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The notional principal amounts of interest rate swap arrangements at September 27, 2003 were $300 million maturing in 2006 and $200 million maturing in 2011. These agreements are accounted for as fair value hedges. For the 13 and 39 weeks ended September 27, 2003, interest expense decreased by $3.9 and $12.2 million, respectively, in connection with these agreements. For the 13 and 39 weeks ended September 28, 2002, interest expense decreased by $3.2 and $7.8 million, respectively, in connection with these agreements. These agreements met the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133. The Company has recorded a derivative asset in connection with these agreements in the amount of $25.8 million and $24.7 million at September 27, 2003 and September 28, 2002, respectively recorded in the Company’s Condensed Consolidated Balance Sheet in Other Assets.

Prior to the offering of the original debt securities discussed under the heading “Debt” above, we entered into interest rate agreements to hedge against potential increases in interest rates. The notional amount of these hedge agreements was $1.75 billion. These agreements were structured to hedge against the risk of increasing market interest rates based on U.S. treasury rates, with the specified rates based on the expected maturities of the related securities. These hedge agreements were settled in connection with the completion of the offering of the original debt securities, resulting in a payment in the amount of an unrealized loss of approximately $214 million. As a result of the adoption of SFAS No. 133 at the beginning of fiscal 2001, the unrealized loss was recorded in other comprehensive loss, net of taxes and is being amortized to interest expense over the term of the associated debt securities. The unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss at the end of third quarter 2003 was approximately $45.7 million, net of taxes.

The table set forth below provides the expected principal payments (net of related discounts or premiums) and related interest rates of our long-term debt by fiscal year of maturity as of December 28, 2002.

(Dollars in millions)	2003	2004	2005	2006	2007	Thereafter	Fair Value

Notes, due 2006				$600.0			$582.1
Average interest rate				7.38%
Notes, due 2011						$1,100.0	$1,056.1
Average interest rate						8.13%
Debentures, due 2031						$855.0	$769.6
Average interest rate						9.00%
Medium term notes	$10.7			$5.1			$15.7
Average interest rate	8.63%			8.71%
Debt securities (discount)	$(0.3)	$(0.3)	$(0.3)	$(0.3)	$149.8	$122.2	$244.5
Average interest rate	7.88%	7.88%	7.88%	7.88%	7.55%	8.05%
Mortgage payables	$6.2	$5.4	$3.1	$3.4	$3.4	$12.1	$33.5
Average interest rate	9.64%	9.64%	9.10%	9.09%	9.00%	8.74%
Other notes	$9.8	$7.9	$11.3	$11.4	$11.7	$29.6	$82.4	Note 2
Average interest rate	6.86%	6.91%	6.99%	7.00%	7.01%	7.21%
Other note payable	$1.9						$1.9
Average interest rate	11.25%
Interest rate swap				$18.5		$2.1	$20.6	Note 1

Note 1. The carrying value of the Company’s debt was increased by $18.4 million at September 27, 2003, to reflect the fair value of the interest rate swaps.

Note 2. See Note 16 – Subsequent Events.

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

Recently Adopted Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The statement is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, the Standard goes into effect at the beginning of the first interim period beginning after June 15, 2003. This standard does not currently have an impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003. This standard does not currently have an impact on the Company’s financial statements.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, was issued and amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. Certain new disclosure provisions of SFAS No. 148 are required for fiscal years ending after December 15, 2002. See Note 5 to the Company’s Condensed Consolidated Financial Statements for related disclosures for the third quarter of fiscal 2003.

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

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued by the FASB. SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities (including store closings). SFAS No. 146 replaces previous accounting guidance, principally EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Issue No. 94-3 required that a liability for an exit cost be recognized when the company committed to a specific plan; whereas, SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. See Note 10 to the Company’s Condensed Consolidated Financial Statements for related disclosures for the third quarter of fiscal 2003.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and applies to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this standard did not have a significant effect on the Company’s financial statements.

Debt Guarantees

As mentioned above, Delhaize America is a holding company having three subsidiary operating companies that do business primarily under the banners Food Lion, Hannaford and Kash n’ Karry. The wholly owned direct subsidiaries named below have fully and unconditionally and jointly and severally guaranteed the debt of Delhaize America.

Food Lion, LLC is a North Carolina limited liability company that operates all of the Company’s Food Lion stores. Food Lion’s executive offices are located at 2110 Executive Drive, Salisbury, North Carolina 28147.

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

Recently Issued Accounting Standards Not Yet Adopted

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which is an interpretation of Accounting Research Bulletin (ARB) No. 51. Fin 46 addresses consolidation by business enterprises of variable interest entities. The objective of this Interpretation is not to restrict the use of variable interest entities but to improve financial reporting by enterprises involved with variable interest entities. The FASB believes that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated statements with those of the business enterprise. FIN 46 applies to all newly created variable interest entities. In addition, FIN 46, as amended, will become effective for variable interest entities created before February 1, 2003, and reported in financial statements issued for interim periods ending after December 15, 2003. The Company is currently assessing the potential effect of FIN 46 on its financial statements.

Recent Events

On October 27, 2003, the Company completed its previously announced acquisition of 43 Harveys supermarkets, located in central and south Georgia and the Tallahassee, Florida, area. The acquisition includes the Harveys corporate headquarters and warehouse in Nashville, Georgia. The majority of the Harveys stores are between 18,000 and 35,000 square feet. Seven Harveys stores have a pharmacy. To acquire the Harveys stores, the Company paid $29.4 million in cash and assumed $14.6 million in accounts payable and other short-term liabilities associated with the operation of Harveys. The Company also purchased $2 million in additional inventory from the seller in connection with the seller’s exercise of an inventory put option agreement. The acquisition fills in an area where Food Lion, the largest U.S. banner of the Company, has a limited presence. Harveys is now the fourth U.S. banner of the Company, joining Food Lion, Hannaford and Kash n’ Karry. The Company will include the results of operations of Harveys prospectively from October 26, 2003.

In October 2003, Hannaford Bros. Co. (“Hannaford”), a wholly-owned subsidiary of the Company, invoked the defeasance provisions of its outstanding 7.41% Senior Notes due February 15, 2009, 8.54% Senior Notes due November 15, 2004, 6.50% Senior Notes due May 15, 2008, 6.58% Senior Notes due February 15, 2011, 7.06% Senior Notes due May 15, 2016 and 6.31% Senior Notes due May 15, 2008 (collectively, the “Notes”) and placed sufficient funds in an escrow account to satisfy the remaining principal and interest payments due on the Notes. As a result of this defeasance, Hannaford is no longer subject to the negative covenants contained in the agreements governing these notes. As of September 27, 2003, $75.0 million in aggregate principal amount of these notes was outstanding. Cash committed to fund the escrow and not available for general corporate purposes has been considered restricted. At September 27, 2003, restricted funds of $10.5 million and $76.1 million are recorded in Current Other Assets and Non-current Other Assets, respectively.

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

Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy or in the Company’s primary markets, changes in consumer spending, competitive factors, the nature and extent of continued consolidation in the industry, changes in the rate of inflation and interest costs on borrowed funds, changes in state or federal legislation or regulation, changes in the availability and cost of labor, adverse determinations with respect to litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, the ability to integrate any companies we acquire and achieve operating improvements at those companies, the cost and stability of power sources, the ability to implement new technology successfully, the susceptibility of the Company to natural disasters and other catastrophic events, and stability of product costs — supply or quality control problems with the Company’s vendors detailed from time-to-time in the Company’s filings with the Securities and Exchange Commission.

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

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a). Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b). Reports on Form 8-K

      None.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DELHAIZE AMERICA, INC.

DATE: November 12, 2003	BY:	/s/ Carol M. Herndon Carol M. Herndon Executive Vice President of Accounting and Analysis and Chief Accounting Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002