Form 10-K
period 2004-01-03
DELHAIZE AMERICA INC
filed 2004-04-02
CIK 37912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

     All of the registrant’s voting and non-voting common stock was held by affiliates on June 28, 2003.

     Outstanding shares of common stock of the Registrant as of April 2, 2004.

Class A Common Stock -	91,270,348,481
Class B Common Stock -	75,468,935

     THIS REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1) (A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

     Exhibit index is located on sequential page 91 hereof.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

DELHAIZE AMERICA, INC.
FORM 10-K
FOR THE YEAR ENDED JANUARY 3, 2004

Unless the context otherwise requires, the terms “Delhaize America,” the “Company,” “we,” “us” and “our” refer to Delhaize America, Inc., a North Carolina corporation together with its consolidated subsidiaries.

PART I

Item 1. Business.

Delhaize America, Inc., a wholly owned subsidiary of Delhaize Group, engages in one line of business, the operation of retail food supermarkets in the eastern United States. The Company was incorporated in North Carolina in 1957 and maintains its corporate headquarters in Salisbury, North Carolina. Delhaize America is a holding company having four subsidiary operating companies that do business primarily under the banners Food Lion, Hannaford, Kash n’ Karry and Harveys.

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

Merchandising

The Company’s stores sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food, deli-bakery and non-food items such as health and beauty care, prescriptions, and other household and personal products. The Company offers nationally and regionally advertised brand name merchandise as well as products manufactured and packaged for the Company under the private labels of “Food Lion”, “Hannaford”, “Kash n’ Karry” and “Harveys”. Sales of private label products represented 17%, 19%, 16% and 14% of Food Lion’s, Hannaford’s, Kash n’ Karry’s and Harveys’ respective sales in fiscal 2003.

Procurement

The products sold by the Company are purchased through buying departments in Salisbury, North Carolina; Scarborough, Maine; and Nashville, Georgia. The regional centralization of the buying function allows management of the Company to establish long-term relationships with many vendors providing various alternatives for sources of product supply.

Business Conditions and Competition

The business in which the Company is engaged is highly competitive and characterized by low profit margins. The Company competes with national, regional and local supermarket chains, supercenters, discount food stores, single unit stores, convenience stores, warehouse clubs, drug stores and restaurants. The Company will continue to develop and evaluate new retailing strategies that will respond to its customers’ needs. Seasonal changes have no material effect on the operation of the Company’s supermarkets.

Stores

As of January 3, 2004, 1,515 supermarkets were in operation as follows:

	Food Lion	Hannaford	Kash n' Karry	Harveys	Total
Delaware	17				17
Florida	43		137	3	183
Georgia	62			40	102
Kentucky	11				11
Maine		46			46
Maryland	74				74
Massachusetts		6			6
New Hampshire		23			23
New York		34			34
North Carolina	469				469
Pennsylvania	8				8
South Carolina	123				123
Tennessee	73				73
Vermont		13			13
Virginia	315				315
West Virginia	18				18

	1,213	122	137	43	1,515

The following table shows the number of stores opened, closed and relocated, and the number of stores open at the end of each year, for the past three fiscal years.

	# Stores Opened		# Stores Closed	# Stores Relocated	# Stores Open at Year-end
2003	79	(a)	(46)	(3)	1,515
2002	41		(7)	(8)	1,485
2001	47		(3)	(5)	1,459

(a)	Includes 43 stores acquired in connection with the acquisition of Harveys.

Warehousing and Distribution

Warehousing and distribution facilities, including the transportation fleet, are operated by the Company and are located in Green Cove Springs and Plant City, Florida; Nashville, Georgia; South Portland and Winthrop, Maine; Salisbury, Butner and Dunn, North Carolina; Schodack, New York; Greencastle, Pennsylvania; Elloree, South Carolina; Clinton, Tennessee; and Disputanta, Virginia.

Employees

As of January 3, 2004, the Company employed 41,939 full-time and 65,807 part-time employees.

Acquisition of Harveys

On October 27, 2003, the Company completed its acquisition of 43 Harveys supermarkets, located in central and south Georgia and the Tallahassee, Florida area. The acquisition included the Harveys corporate headquarters building and warehouse in Nashville, Georgia. To acquire the Harveys stores, the Company paid approximately $28.4 million in cash and assumed approximately $16.6 million in accounts payable and other short-term liabilities associated with the operation of Harveys. The Company also purchased $2.0 million in additional inventory from the seller in connection with the seller’s exercise of an inventory put option agreement. The Company’s Consolidated Statement of Income (Loss) included the results of operation of Harveys prospectively from October 26, 2003.

Delhaize Group Share Exchange

On April 25, 2001, the Company and Delhaize Group completed a share exchange, whereby each outstanding share of the Company’s Class A and Class B common stock not already owned by Delhaize Group or its wholly-owned subsidiary, Delhaize The Lion America, Inc. (“Detla”), was exchanged for 0.40 Delhaize Group American Depositary Shares (“ADSs”), which are listed on the New York Stock Exchange, or, at the option of a Delhaize America shareholder, 0.40 Delhaize Group ordinary shares, which are listed on Euronext Brussels. Each Delhaize Group ADS represents one ordinary share of Delhaize Group. The Delhaize Group share exchange was structured to be tax-free to the shareholders for U.S. federal income tax purposes. The Delhaize Group share exchange resulted from an agreement between Delhaize Group and a four-person special committee of independent directors of the Company. The Delhaize Group share exchange was unanimously approved by the Company’s board of directors and the board of directors of Delhaize Group, unanimously recommended to the Company’s board of directors by the special committee of independent directors, and approved by the Company’s shareholders and the shareholders of Delhaize Group. Until April 25, 2001, shares of Delhaize America common stock were listed on the New York Stock Exchange.

Kash n’ Karry

The rollout of successful changes implemented by the new Kash n’ Karry management team that resulted in growing sales momentum in 2003 will be accelerated in 2004. During the first quarter of 2004, the Company announced a new strategic plan for Kash n’ Karry, its Florida-based business, that will focus resources on Kash n’ Karry’s core markets on the west coast of Florida, where the Company plans to open or remodel 20 Kash n’ Karry stores in 2004. To redirect resources where they will benefit Kash n’ Karry most, 34 underperforming Kash n’ Karry stores were closed in the first quarter of fiscal 2004. Management expects the 34 store closings will have a positive impact on the ongoing operational results of the Company. Pre-tax expenses associated with these store closings will be approximately $86 million to be recorded in the first quarter of 2004 in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 146. In addition, in accordance with the provisions of SFAS No. 144, the portion of these costs associated with closing the 34 underperforming stores, as well as related operating activity for these stores, will be appropriately accounted for as “discontinued operations” in the Company’s future filings. Also, as part of the new strategy, Kash n’ Karry will be rebranded over the coming three years to the new banner name “Sweetbay Supermarket”.

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

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date this annual report on Form 10-K is filed with the Securities and Exchange Commission. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	Our comparable store sales growth could be affected by increases or decreases in private-label sales, the impact of our new store openings, as well as competitor’s openings.

•	Consolidation in the food industry is likely to continue and the effects on our business, favorable or unfavorable, cannot be foreseen.

•	Our future results could be adversely affected due to pricing and promotional activities of existing and new competitors, including non-traditional retailers; our response actions; the state of the economy, including inflationary or deflationary trends in certain commodities; recessionary times in the economy; and our ability to sustain the cost reductions that we have identified.

•	The grocery retailing industry continues to experience fierce competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants. Our continued success is dependent upon our ability to compete in this industry, develop and implement retailing strategies and continue to reduce operating expenses. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could impact our sales and net income.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, and environmental laws may have a material impact on our financial statements.

•	Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, and employment and job growth in the markets in which we operate may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits of our customers, which could affect sales and earnings.

•	Our ability to integrate any companies we acquire or have acquired and achieve operating improvements at those companies will affect our operations.

•	We are self-insured for workers’ compensation, general liability, vehicle accident and druggist claims. Maximum self-insured retention, including defense costs per occurrence, ranges from $0.5 million to $1.0 million per individual claim for workers’ compensation and $3.0 million for automobile liability and general liability, including druggist liability, with a $2.0 million and a $5.0 million deductible in addition to the retention on the excess policy for automobile liability and druggists, respectively. We are insured for covered costs, including defense costs, in excess of these retentions and deductibles. It is possible that the final resolution of some of these claims may require us to make significant expenditures in excess of our existing reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated.

•	Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, or if significant projects are not completed in the time frame expected or on budget.

•	Depreciation and amortization expenses may vary from our estimates due to the timing of new store openings.

•	Interest expense on variable rate borrowings will vary with changes in capital markets and the amount of debt that we have outstanding. Also, although we have long-term notes payable which bear an effective fixed interest rate, the fair market value of our fixed rate long-term notes payable is sensitive to changes in interest rates. We run the risk that market rates will decline, and the required payments will exceed those based on current market rates.

•	LIFO charges and credits will be affected by changes in the cost of inventory.

•	Adverse weather conditions could increase the cost our suppliers charge for their products, decrease or increase the customer demand for certain products, or interrupt operations at affected stores. Additionally, increases in the cost of inputs, such as utility costs or raw material costs, could negatively impact financial ratios.

Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. Accordingly, actual events and results may vary significantly from those included in or contemplated or implied by forward-looking statements made by us or our representatives.

Item 2. Properties.

The Company operated 1,213 supermarkets under the Food Lion banner at the end of fiscal 2003 in the mid-Atlantic and southeastern regions of the United States. Food Lion stores average approximately 35,300 square feet. The current Food Lion store prototypes are approximately 28,000 and 38,000 square feet.

At the end of fiscal 2003, the Company operated 122 Hannaford Bros. Co. (“Hannaford”) supermarkets, 97 of which are combination stores. Hannaford now operates all of its supermarkets under the Hannaford banner; the remaining 11 Shop ‘n Saves were converted to the Hannaford banner as of September, 2003. Combination stores consist of traditional all-department supermarkets, together with pharmacies, other services and expanded general merchandise under one roof. Hannaford supermarkets are located in Maine, New Hampshire, Vermont, upstate New York and Massachusetts. Hannaford stores average approximately 49,000 square feet. The current Hannaford store prototypes are approximately 35,000 and 55,000 square feet.

At the end of fiscal 2003, the Company operated 137 Kash n’ Karry supermarkets in central Florida. Kash n’ Karry stores average approximately 41,000 square feet. The current Kash n’ Karry store prototype is approximately 46,000 square feet.

At the end of fiscal 2003, the Company operated 43 Harveys supermarkets in central and south Georgia and the Tallahassee, Florida, area. Harveys stores average approximately 26,000 square feet.

All of the Company’s supermarkets are primarily self-service stores, which have off-street parking facilities. With the exception of operating 108 owned supermarkets, the Company occupies its various supermarket premises under lease agreements providing for initial terms of up to 25 years, with renewal options generally ranging from five to 20 years.

The following table identifies the location and square footage of the 13 distribution centers and offices operated by the Company as of January 3, 2004. The Company owns all of its distribution centers and office space, except for the square footage leased as identified in the table.

Distribution Centers

	Square Feet
Location	(in thousands)
Salisbury, North Carolina	1,630
Greencastle, Pennsylvania	1,236
Dunn, North Carolina	1,225
Disputanta, Virginia	1,124
Elloree, South Carolina	1,099
Clinton, Tennessee	833
Plant City, Florida	760
South Portland, Maine	555
Schodack, New York	517
Butner, North Carolina	471
Green Cove Springs, Florida	244	(a)
Winthrop, Maine	241
Nashville, Georgia	240	(b)

Total	10,175

Offices

Corporate Headquarters, Salisbury, North Carolina	272
Corporate Offices, Scarborough, Maine	286
Corporate Offices, Tampa, Florida	27	(c)
Corporate Offices, Nashville, Georgia	26	(d)

Total	611

(a)	244 square feet leased
(b)	210 square feet leased
(c)	27 square feet leased
(d)	26 square feet leased

Item 3. Legal Proceedings.

Delhaize America is from time to time involved in legal actions in the ordinary course of its business. We are not aware of any pending or threatened litigation, arbitration or administrative proceedings involving claims or amounts that, individually or in the aggregate, we believe are likely to materially harm our business, financial condition or future results of operation. Any litigation, however, involves risk and potentially significant litigation costs, and therefore we cannot give any assurance that any litigation, whether currently pending or which may arise in the future, will not materially harm our business, financial condition or future results of operation.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to General Instruction I(2) of Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Delhaize Group, together with its wholly-owned subsidiary, Detla, owns all of the outstanding shares of our common stock. As a result, there is no established public market for our common stock.

Dividends Declared Per Share of Common Stock

	Year Ended January 3, 2004		Year Ended December 28, 2002
Quarter	Class A	Class B	Class A	Class B
First	$—	$—	$—	$—
Second	—	—	—	—
Third	—	—	—	—
Fourth	—	—	.001258	.001258

	$—	$—	$.001258	$.001258

Item 6. Selected Financial Data.

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with our consolidated financial statements and the accompanying notes that appear under Item 8 in this Form 10-K.

Executive Summary

Delhaize America, a wholly owned subsidiary of Delhaize Group, engages in one line of business, the operation of retail food supermarkets in the eastern United States. Delhaize America is a holding company having four subsidiary operating companies that do business primarily under the banners Food Lion, Hannaford, Kash n’ Karry and Harveys. Our stores sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food, deli-bakery and non-food items such as health and beauty care, prescriptions, and other household and personal products. We offer nationally and regionally advertised brand name merchandise as well as products manufactured and packaged for us under the private labels of “Food Lion”, “Hannaford”, “Kash n’ Karry” and “Harveys”.

Our business is highly competitive and characterized by low profit margins. We compete with national, regional and local supermarket chains, supercenters, discount food stores, single unit stores, convenience stores, warehouse clubs, drug stores and restaurants. We continue to develop and evaluate new retailing strategies at each of our banners in the eastern United States to respond to local consumers’ needs and maintain and increase our market share.

Fiscal year 2003 was a good year for Delhaize America with increased sales, increased operating margins and successful cost and expense initiatives.

•	Food Lion Focus. During 2003, Food Lion focused on excellence in execution, in-stock conditions, cleanliness, freshness, increased convenience, customer service and local marketing. Food Lion accelerated sales momentum in 2003 as compared to 2002.

•	Market Renewal. During 2003, we completed a market remodel project in our Raleigh, North Carolina stores (“Market Renewal”). Market Renewal represented a change in Food Lion’s historical approach to remodeling activity. In the past, annual capital spending for remodel activity was dedicated to stores based on age and our related remodel calendar. Through Market Renewal, remodel spending is focused on key markets to maximize consumer recognition and reaction. Market Renewal was developed to make our stores, particularly produce and meat departments, more appealing and customer focused. As an integral part of this project, Food Lion also brought a sharper focus on assortment development, marketing, merchandising and training associates.

•	Festival Strategy. At Hannaford, the Festival Strategy supported strong sales performance throughout the year. The Festival Strategy is designed to create a sustainable advantage against all competitive impacts including traditional and non-traditional competitors.

•	Cost Reduction and Continuous Improvement. In addition to our sales growth, we continued our focus in 2003 on cost reduction efforts, particularly at our Food Lion banner, and created a continuous improvement process at our Hannaford banner to drive further efficiencies in our systems and technology. These efforts allowed us to make planned price investments during 2003 to meet the continued competitive environment, particularly in the Southeast and Florida. We plan to continue cost savings and continuous improvement initiatives to maintain and reinforce the price leadership of Food Lion among supermarket operators in the Southeast, re-position our Kash n’Karry banner and continue the strong performance of Hannaford.

•	Inventory Management. During 2003, we began transitioning our Food Lion inventory system to the existing Hannaford system, adapting the Hannaford system to Food Lion needs with upgrades. The system will improve our current margin analysis, shrink control and inventory management at Food Lion, since it contains full visibility to item-level data. At the end of 2003, the new inventory system and processes had been implemented in over 250 Food Lion stores and should be implemented in all our stores by the third quarter of 2004. We will also roll out the Hannaford inventory system in our Kash n’ Karry banner during 2004.

•	Acquisition of Harveys. In October of 2003, we expanded our business by acquiring Harveys, a chain of 43 supermarkets primarily in South Georgia. We believe this chain will strengthen our position in a Georgia market where we do not currently have a strong presence and will give us opportunities to focus on local consumers’ needs in this market to grow the Harveys business.

Though the competitive climate remained aggressive in all our markets during 2003, the economy recovered slightly in 2003 in the Southeast and Florida, which helped sales for our Food Lion and Kash n’ Karry banners. Creating a sales-focused culture and continuing to focus on executional excellence also increased sales at these companies.

During 2004, Delhaize America plans to continue its refocus on its core markets to build on accelerating supermarket sales momentum. As part of this strategy, Kash n’ Karry, which had strong comparable sales in the last half of 2003, will be rebranded over the coming three years to the new banner name “Sweetbay Supermarket”. As a part of this effort, we closed 34 underperforming Kash n’ Karry stores in the Orlando area and east coast of Florida in the first quarter of fiscal 2004 to focus our efforts in the remaining stores in our core area on the west coast of Florida, including the Tampa/St. Petersburg market where we have a solid market position and consumer perceptions are strong. We plan to build on this position by delivering on meat and produce quality, variety and value for consumers in ways that differentiate us from our competitors. At our Food Lion banner in the short term, we will continue to focus on excellence in execution, in-stock conditions, cleanliness, freshness, increased convenience, customer service and local marketing. In the medium term, we will focus on Market Renewal in key markets. At Hannaford, the Festival Strategy will evolve in response to shifting customer needs, as this strategy is founded on the principle of listening to consumers and anticipating their needs.

On March 15, 2004, the Company reached an agreement with The United Food & Commercial Workers International Union (the “UFCW”) providing that the UFCW will end its “corporate campaign” against the Company. The agreement additionally resolves all outstanding disputes between the UFCW and the Company, including all litigation.

Critical Accounting Policies

We have chosen accounting policies we believe are appropriate to accurately and fairly report our operating results and financial position and we apply these accounting policies in a consistent manner. The significant accounting policies are summarized in Note 1 to the consolidated financial statements.

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

Asset impairment - During 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for financial statements issued for years beginning after December 15, 2001. In accordance with SFAS No. 144, we periodically evaluate the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. We monitor the carrying value of our retail stores, our lowest level asset group for which identifiable cash flows are independent of other groups of assets and liabilities, for potential impairment based on projected undiscounted future cash flows. If impairment is identified for retail stores, we compare the asset group’s estimated fair value to its current carrying value and record provisions for impairment as appropriate. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on our previous experience in disposing of similar assets and current economic conditions.

Impairment losses are significantly impacted by estimates of future operating cash flows and estimates of fair value. The Company estimates future cash flows based on the experience and knowledge of the markets in which the stores are located. These estimates are adjusted for variable factors such as inflation and general economic conditions. The Company estimates fair value based on its experience and knowledge of the real estate markets where the store is located and also includes an independent third-party appraiser in certain situations.

Goodwill and other intangible assets — On December 30, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which required that we cease amortizing goodwill and other intangible assets with indefinite lives, and begin an annual assessment of potential impairment of goodwill and other indefinite lived intangible assets by comparing the book value of these assets to their current fair value. Fair value is estimated based on discounted cash flow projections provided by reporting unit management. When the carrying value of the reporting unit exceeds its fair value, a provision for impairment is recorded. We conduct an annual impairment assessment in the fourth quarter of each year in accordance with SFAS No. 142.

The evaluation of goodwill and intangibles with indefinite useful lives for impairment requires management to use significant judgments and estimates including, but not limited to, projected future revenue, cash flows and discount rates. We believe that, based on current conditions, materially different reported results are not likely to result from goodwill and intangible impairments. However, a change in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results.

Inventories- Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first out (LIFO) method comprised approximately 78% and 80% of inventories, in 2003 and 2002, respectively. Meat, produce and deli-bakery inventories are valued on the average cost method rather than the LIFO method. We evaluate inventory shrinkage throughout the year based on actual physical counts in our stores and distribution centers and record adjustments based on the results of these counts to provide for the estimated shrinkage as of the balance sheet date.

Supplier Allowances- The Company receives allowances and credits from suppliers primarily for volume incentives, new product introductions, in-store promotion income and co-operative advertising income. Volume incentives are based on contractual arrangements generally covering a period of one year or less and have been historically included in the cost of inventory and recognized as earned in cost of sales when the product is sold. New product introduction allowances compensate the Company for costs incurred associated with product handling and have been historically deferred and recognized as a reduction in cost of sales over the product introductory period. Non-refundable credits from suppliers for in-store promotions such as product displays require related activities by the Company. Similarly, co-operative advertising requires the Company to conduct the related advertising. In-store promotions income and co-operative advertising income have historically been included in cost of sales and recognized when the related activities are performed by the Company.

In 2003, upon the adoption of Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, in-store promotion and co-operative advertising allowances are now included in cost of inventory and recognized when the product is sold unless they represent reimbursement of a specific, identifiable cost incurred by the Company to sell the vendor’s product. The Company has reviewed the promotional funding received from vendors and concluded that these agreements are primarily for general advertising purposes and not the reimbursement of a specific, identifiable cost incurred by the Company.

Upon adoption of EITF 02-16 in 2003, the Company recorded the cumulative effect of a change in accounting principle of $10.9 million, net of tax during the first quarter of 2003. This charge was recorded in the Company’s consolidated statement of income (loss) and reflects an adjustment of the Company’s inventory balance.

Estimating some rebates received from third party vendors requires us to make assumptions and judgments regarding specific purchase or sales levels and estimate related inventory turns. We constantly review the relevant significant assumptions and estimates and make adjustments as necessary. Although we believe the assumptions and estimates used are reasonable, significant changes in these arrangements or purchase volumes could have a material effect on future cost of sales.

Self-insurance- We are self-insured for workers’ compensation, general liability, vehicle accident and druggist claims. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum self-insured retention, including defense costs per occurrence, ranges from $0.5 million to $1.0 million per individual claim for workers’ compensation and $3.0 million for automobile liability and general liability with a $2.0 million and a $5.0 million deductible in addition to the retention on the excess policy for automobile liability and druggists, respectively. We are insured for covered costs, including defense costs, in excess of these retentions and deductibles. The significant assumptions used in the development of the actuarial estimates are grounded upon our historical claims data, including the average monthly claims and the average lag time between incurrence and payment.

The actuarial estimates are subject to a high degree of uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although the Company believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations and future expense.

Store closing reserves- We provide for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to 20 years. We estimate the lease liabilities net of sublease income, using a discount rate based on the current treasury note rates adjusted for our current credit spread to calculate the present value of the remaining rent payments on closed stores. Other exit costs include estimated real estate taxes, common area maintenance, and insurance costs to be incurred after the store closes (all of which are contractually required payments under the lease agreements) over the remaining lease term. Store closings are generally completed within one year after the decision to close. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed in the period that such settlement is determined.

Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. When severance costs are incurred in connection with store closings, a liability for the termination benefits is recognized and measured at its fair value at the communication date. Store closing liabilities are reviewed quarterly to ensure that any accrued amounts appropriately reflect the outstanding commitments and that any additional costs are accrued or amounts that are no longer needed for their originally intended purpose are reversed.

Calculating the estimated losses requires significant judgments and estimates that could be impacted by factors such as the extent of interested buyers, the ability to obtain subleases, the creditworthiness of sublessees, and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions and resultant demand for commercial property.

Results of Operation

On October 27, 2003, we completed our acquisition of 43 Harveys stores, located in central and south Georgia and the Tallahassee Florida area. The acquisition included the Harveys corporate headquarters building and warehouse in Nashville, Georgia. To acquire the Harveys stores, the Company paid approximately $28.4 million in cash and assumed approximately $16.6 million in accounts payable and other short-

term liabilities associated with the operation of Harveys. The Company also purchased $2.0 million in additional inventory from the seller in connection with the seller’s exercise of an inventory put option agreement. The financial information discussed in the remaining discussion and analysis of our financial condition and results of operation includes the results of Harveys for the ten weeks beginning October 26, 2003 and ending January 3, 2004.

On April 25, 2001, the Company and Delhaize Group completed a share exchange, whereby each outstanding share of the Company’s Class A and Class B common stock not already owned by Delhaize Group or its wholly-owned subsidiary, Delhaize The Lion America, Inc. (“Detla”), was exchanged for 0.40 Delhaize Group American Depositary Shares (“ADSs”), which are listed on the New York Stock Exchange, or, at the option of a Delhaize America shareholder, 0.40 Delhaize Group ordinary shares, which are listed on Euronext Brussels. We became a wholly-owned subsidiary of Delhaize Group as a result of the Delhaize Group share exchange. The Delhaize Group share exchange was accounted for using the purchase method of accounting. Effective as of the end of our April 28, 2001 fiscal period, we recorded adjustments to reflect the accounting basis of Delhaize Group in our financial statements (Note 2 of the Company’s Consolidated Financial Statements). In connection with the recording of Delhaize Group’s accounting basis, a new entity has been deemed to be created for financial reporting purposes. Accordingly, the periods prior to the date of the Delhaize Group share exchange relate to the “predecessor company”, and the periods subsequent to the date of the Delhaize Group share exchange relate to the “successor company.” The results of the predecessor company and the successor company have been combined for the 2001 fiscal year ended December 29, 2001, since separate discussions of the 17 weeks ended April 28, 2001 and the 35 week period between April 29, 2001 and December 29, 2001 are not meaningful in terms of their operating results or comparisons to the prior period. The following table sets forth the consolidated statements of income (loss) for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001.

	53 Weeks	52 Weeks	52 Weeks
	Jan 3, 2004	Dec 28, 2002	Dec 29, 2001
(Dollars in thousands)
Net sales and other revenues	$15,553,174	$14,871,830	$14,729,504
Cost of goods sold	11,711,383	11,025,815	10,967,208
Selling and administrative expenses	3,136,912	3,093,152	3,064,035
Merger expense	—	—	39,713

Operating income	704,879	752,863	658,548
Interest expense	319,895	327,827	340,336
Net gain from extinguishment of debt	—	(6,361)	—
Net other loss from extinguishment of debt	—	1,550	—

Income from continuing operations before income taxes	384,984	429,847	318,212
Provision for income taxes	161,781	166,458	147,345

Income before loss from discontinued operations, net of tax	223,203	263,389	170,867
Loss from discontinued operations, net of tax	29,455	11,714	10,104

Income before cumulative effect of changes in accounting principle	193,748	251,675	160,763
Cumulative effect of changes in accounting principle, net of tax	10,946	284,097	—

Net income (loss)	$182,802	$(32,422)	$160,763

Note: Cost of goods sold includes an initial $87.3 million (0.56% of sales) charge in fiscal 2003 related to the conversion in inventory accounting from the retail method to the average item cost method at the Food Lion and Kash n’ Karry banners. The cumulative effects of changes in accounting principle are discussed below (see Note 19 of the Company’s Consolidated Financial Statements for further discussion).

The following table sets forth, for the periods indicated, the percentage at which the listed amounts bear to net sales and other revenues:

	53 Weeks	52 Weeks	52 Weeks
	Jan 3, 2004	Dec 28, 2002	Dec 29, 2001
	%	%	%
Net sales and other revenues	100.00	100.00	100.00
Cost of goods sold	75.30	74.14	74.46
Selling and administrative expenses	20.17	20.80	20.80
Merger expense	0.00	0.00	0.27

Operating income	4.53	5.06	4.47
Interest expense	2.05	2.20	2.31
Net gain from extinguishment of debt	0.00	(0.04)	0.00
Net other loss from extinguishment of debt	0.00	0.01	0.00

Income from continuing operations before income taxes	2.48	2.89	2.16
Provision for income taxes	1.04	1.12	1.00

Income before loss from discontinued operations, net of tax	1.44	1.77	1.16
Loss from discontinued operations, net of tax	0.19	0.08	0.07

Income before cumulative effect of changes in accounting principle	1.25	1.69	1.09
Cumulative effect of changes in accounting principle, net of tax	0.07	1.91	0.00

Net income (loss)	1.18	(0.22)	1.09

Note: Cost of goods sold includes an initial $87.3 million (0.56% of sales) charge in fiscal 2003 related to the conversion in inventory accounting from the retail method to the average item cost method at the Food Lion and Kash n’ Karry banners. The cumulative effects of changes in accounting principle are discussed below (see Note 19 of the Company’s Consolidated Financial Statements for further discussion).

Sales

We record revenues primarily from the sale of products in our retail stores. Net sales and other revenues were $15.6 billion for the year ended January 3, 2004 compared to $14.9 billion for the year ended December 28, 2002, an increase of 4.58%. Of this increase, 2.12% resulted from the extra week of sales, 53 weeks in 2003 compared with 52 weeks in 2002, and from the acquisition of the 43 Harveys stores during the fourth quarter. During fiscal 2003, we had a net increase of 30 store openings, and we remodeled 94 stores. Comparable store sales increased 0.6% during 2003 over the comparable period in 2002. Sales in 2003 have been positively impacted by a continued focus on operational excellence at Food Lion and the continued strength of Hannaford’s Festival Strategy. The sales momentum during the 53 weeks of 2003 was achieved despite the impact of soft economic conditions and continued competitive activity in the Company’s major operating areas. Most of our stores are located in the southeast region of the United States, which during most of 2003, experienced corporate layoffs, continued unemployment, and generally soft economic conditions.

We continue to see an increase in competitive activity as a greater number of retailers battle for the consumers’ dollars. During 2003, we experienced 104 net competitive openings in our operating area - increasing the amount of grocery square footage available to consumers. In addition, many competitors continued to invest heavily in promotional spending in the form of aggressive advertised pricing, buy one and get one or two free offers, double and triple couponing and other aggressive pricing strategies.

At the end of fiscal 2003, we operated 1,515 stores, which consisted of 1,213 stores operating under the Food Lion banner, 122 stores operating under the Hannaford banner (the remaining 11 Shop n’ Save stores at the end of 2002 converted to the Hannaford banner as of September 2003), 137 stores operating under the Kash n’ Karry banner, and 43 stores under the Harveys banner. During 2003, we opened 36 new stores, including 31 Food Lion stores, four Hannaford stores, one Kash n’ Karry store, and acquired 43 Harveys stores. In addition, we relocated two Food Lion stores and one Hannaford store, and closed 44 Food Lion stores and two Kash n’ Karry stores, resulting in a net increase of 30 stores. During 2003, we also remodeled 94 stores, including 79 Food Lion stores (of which 68 stores were remodeled with the Market Renewal), eight Hannaford stores, and seven Kash n’ Karry stores. Retail store square footage totaled 55.5 million square feet at January 3, 2004, resulting in a 1.6% increase over fiscal 2002.

We continue to deliver low prices through our MVP and PCC customer loyalty card programs at Food Lion and Kash n’ Karry stores. These programs provide customers with additional discounts on a selection of featured items. At the end of 2003, the MVP customer loyalty card program accounted for approximately 77% of sales dollars and 62% of all transactions at Food Lion stores. More than 8.7 million households used a MVP card within the last quarter of fiscal 2003. At the end of 2003, the PCC loyalty card program accounted for approximately 55% of sales dollars and 48% of all transactions at Kash n’ Karry stores. Kash n’ Karry has currently issued more than 1.3 million PCC cards. We have used information from transactions that are processed using the loyalty cards to confidentially offer meaningful targeted promotion and direct mail programs exclusively to MVP and PCC card customers.

Net sales and other revenues were $14.9 billion in fiscal 2002, compared to $14.7 billion in fiscal 2001, resulting in an annual increase of 0.97%. During fiscal 2002, we had a net increase of 26 new store openings and we remodeled 127 stores. Comparable store sales decreased 1.0% during 2002 over the comparable period in 2001. While sales at Hannaford evolved favorably during 2002, Food Lion and Kash n’ Karry posted weaker sales. Sales performance during 2002 at these two banners was negatively impacted by soft economic conditions and heightened competitive activity in the company’s major operating areas.

At the end of fiscal 2002, we operated 1,485 stores, which consisted of 1,228 stores operating under the Food Lion banner, 119 stores operating under the Hannaford of which 11 were under the Shop n’ Save banners and 138 stores operating under the Kash n’ Karry banner. During 2002 we opened 41 new stores, including 32 Food Lion stores, five Hannaford stores and four Kash n’ Karry stores. In addition, we also remodeled 127 stores in 2002 including 105 Food Lion stores, five Hannaford stores and 17 Kash n’ Karry stores. During 2002 we relocated seven Food Lion stores and one Kash n’ Karry store, and closed four Food Lion stores and three Kash n’ Karry stores, resulting in a net increase of 26 stores. Retail store square footage totaled 54.7 million square feet at December 28, 2002, resulting in a 2.5% increase over fiscal 2001.

To protect our future profitability and to strengthen our competitive position in the current challenging retail environment, 34 underperforming Kash n’ Karry stores were closed in the first quarter of fiscal 2004. We expect these 34 store closings to have a positive impact on our Company’s ongoing operational results. Pre-tax expenses associated with these store closings will be approximately $86 million to be recorded in the first quarter of 2004 in accordance with the provisions of SFAS No. 144 and 146.

In 2004, we plan to open approximately 58 new stores, which includes ten stores that will convert from the Food Lion banner to the Harveys banner. During fiscal 2004, we also intend to relocate seven stores and close approximately 45 stores, which includes the 34 Kash n’ Karry stores discussed above and the ten Food Lion stores that will convert to the Harveys banner, which will result in 3 net store openings in 2004. In addition, corporate growth plans for 2004 include remodeling and/or expanding approximately 111 existing stores. We believe this growth plan will position us to maintain market leadership in a majority of our primary operating markets. In addition, our on-going review and evaluation of our store base may lead to decisions to close stores to take advantage of relocation opportunities or eliminate operating losses in underperforming stores in an effort to maximize company performance. Most importantly, our growth strategy will remain flexible and responsive to the current, future and changing needs of our retail customers.

Gross Profit

Gross profit as a percentage of sales was 24.70% for the year ended January 3, 2004, compared to 25.86% for the same period last year. Gross margin comparisons with last year are negatively impacted by the Company’s store inventory accounting change from the retail method to the average item cost method. The effect of the change on the December 28, 2002 inventory valuation resulted in a decrease in inventory of $87.3 million at the beginning of the year with a corresponding increase to cost of goods sold. In comparison with 2002 and excluding the initial $87.3 million charge, the impact of changing from the retail method to the average item cost method resulted in an $8.5 million increase in cost of sales in fiscal year 2003.

Also, gross profit for fiscal 2003 was negatively affected by the impact of Hurricane Isabel, which resulted in product losses of $14.3 million, 0.09% of sales, at more than 200 Food Lion stores due to power failure, mandatory evacuation and temporary store closings.

During the second quarter of 2003, we began planned price investments at our Food Lion banner that positively impacted sales performance and trends throughout the remainder of fiscal 2003. These planned margin investments include a combination of promotional activity and every day shelf pricing adjustments that were funded by operating cost reductions that materialized in 2003.

Gross profit as a percentage of sales was 25.86% in fiscal 2002, compared to 25.54% in fiscal 2001. Despite lower than expected sales volume in 2002, we posted a solid gross profit performance as a result of the continued implementation of zone pricing and improved private label product penetration primarily at the Food Lion banner. The change in basis of accounting related to the Delhaize Group share exchange discussed above (see Note 2 of the Company’s Consolidated Financial Statements) had no material impact on the related gross profits.

In 2002, Food Lion transitioned to an Every Day Low Cost (EDLC) program in order to more efficiently and effectively manage the business. EDLC is not a promotional strategy but is a program that impacts the everyday cost of each item. This program factors vendor promotional dollars into the everyday cost of goods through a discount provided by the vendors off the list price on the invoice, which is reflected as a reduction of inventory balances and ultimately lower cost of goods sold when the inventory is sold. EDLC supports more effective promotional plans, which in turn, allows us to deliver the best value to our customers.

Selling and Administrative Expenses

Selling and administrative expenses (which include depreciation and amortization) were 20.17% of sales in fiscal 2003 compared to 20.80% in fiscal year 2002. Excluding depreciation and amortization, selling and administrative expenses as a percentage of sales were 17.22% for the year ended January 3, 2004, compared to 17.72% for the year ended December 28, 2002. The decrease in selling and administrative expenses (excluding depreciation and amortization) in fiscal 2003 is primarily due to decreases in store labor costs as a result of productivity and operational improvements, lower retirement plan expense as a result of changes in plan provisions for Food Lion and Kash n’ Karry and the impact of Food Lion’s cost reduction and corporate support streamlining efforts during 2003. An additional decrease in selling and administrative expenses in fiscal 2003 as compared to last year is due to a decrease in the asset impairment provision.

The above decreases in selling and administrative expenses in fiscal 2003 were offset by an impairment of $8.0 million on our investment in the Worldwide Retail Exchange, LLC,“WWRE”, recorded in the fourth quarter of 2003. As a founding member of WWRE, we have an ownership share of 5.5555% and recorded our investment of $9.5 million under the cost method. We continue to participate and support the development of WWRE’s business plan initiatives, and we expect to benefit from the use of WWRE’s service offering; however, we do not expect the return to shareholders of WWRE to recover the carrying value of investment. Therefore, we compared the carrying value of our investment to a recoverable value developed through a discounted cash flow analysis based on WWRE’s business model and recorded the impairment of $8.0 million in fiscal 2003.

Selling and administrative expenses (which include depreciation and amortization) as a percentage of sales were 20.80% in fiscal 2002 and 20.80% in fiscal 2001. Excluding depreciation and amortization, selling and administrative expenses as a percentage of sales were 17.72% and 17.12% for fiscal 2002 and fiscal 2001, respectively. During fiscal 2002, selling and administrative expenses were negatively impacted by increased store labor costs to support improved customer service at all banners, increased self-insurance costs due to an adjustment of $7.8 million necessary to meet the annual actuarial estimates and charges related to the reorganization of the Company’s senior management team during the quarter ended September 28, 2002, offset by lower medical costs due to changes in medical plan benefit provisions. An additional increase in selling and administrative expenses in 2002 is due to the increase in the asset impairment provision as compared to 2001.

Depreciation and amortization as a percentage of sales was 2.95% in fiscal 2003 compared to 3.08% in fiscal 2002. The decrease in depreciation and amortization for the fiscal year 2003 compared to the corresponding prior year is due to lower capital expenditures this year, partially as a result of construction delays related to prolonged rain and related weather conditions along the east coast of the United States during the spring of 2003, and as a result of our management of capital spending to support the generation of free cash flow and debt reduction.

Depreciation and amortization as a percentage of sales was 3.08% in fiscal 2002 compared to 3.68% in fiscal 2001. During 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective December 31, 2001. As a result, we no longer amortize goodwill and intangible assets with indefinite lives. In fiscal 2001, depreciation and amortization was further impacted by the revaluation performed in conjunction with the Delhaize Group share exchange (see Note 2 of the Company’s Consolidated Financial Statements). Excluding the impact of the discontinuance of goodwill and indefinite lived intangibles amortization and the effects of additional depreciation and amortization resulting from the revaluation process, depreciation and amortization would have been approximately $492.8 million or (3.31% of sales) during 2002.

Asset Impairment

During 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective December 31, 2001. Under SFAS No. 142, the Company is required to cease amortizing goodwill and other intangible assets with indefinite lives and begin an annual assessment of goodwill and other intangibles with indefinite lives by comparing the book value of these assets to their current fair value. The Company’s transitional impairment analysis (required upon adoption of the standard) resulted in an impairment charge totaling $288 million before tax ($284 million after tax) which was recorded in the first quarter of 2002 as a cumulative effect of a change in accounting principle on the Company’s Statement of Income (Loss) (see Note 4 of the Company’s Consolidated Financial Statements). This impairment charge relates primarily to goodwill associated with the Delhaize Group share exchange and with the Company’s acquisitions of Kash n’ Karry and Hannaford. In addition, this impairment, including the fourth quarter of 2002 reduction in intangible values noted below at the Kash n’ Karry banner, is due to Kash n’ Karry’s recent and projected operating performance. The Florida market, where Kash n’ Karry is concentrated, is one of the most competitive markets in the southeast region. In addition, this market experienced the impact of security concerns and economic pressures, which continued to negatively impact temporary residence and tourism in the state. The Hannaford banner carries a significant goodwill balance due to the initial acquisition in 2000 and the assignment of goodwill to this banner related to the share exchange.

The Company’s policy requires that an annual impairment assessment for goodwill and other intangible assets with indefinite lives will be conducted in the fourth quarter of each year in accordance with SFAS No. 142. Goodwill is tested for impairment at the operating banners since each chain represents a separate operating segment as defined by SFAS 131 and a separate reporting unit as defined in SFAS 142. The fair value of each reporting unit is compared with its carrying value, including goodwill. The Company estimated fair value based on projected discounted cash flows provided by management of each reporting unit. Trade names for each individual operating banner were also tested for impairment by comparing its fair value with its carrying value. The fair value of trade names were estimated using revenue projections of each reporting unit and applying an estimated royalty rate developed by a third party valuation expert. The cash flows were discounted to determine the fair value of the trade names. During the fourth quarter of 2002, testing led to additional impairment loss at the Company’s Kash n’ Karry banner. As a result, the intangible values at our Kash n’ Karry banner were reduced by approximately $26.9 million during the fourth quarter of 2002. We had no impairment loss under SFAS No. 142 for fiscal 2003.

Also during 2002, we adopted, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. During 2003, the total pre-tax asset impairment charge of $7.9 million included in our income statement in selling and administrative expenses was attributable to the book value of certain underperforming store assets that exceeded the estimated fair values associated with those store assets in accordance with SFAS No. 144. We had no impairment charge as a result of our impairment analysis review performed during 2002. In 2001, we recorded an asset impairment charge of $7.0 million in accordance with SFAS No. 121.

In accordance with SFAS No. 144, we periodically evaluate the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. We monitor the carrying value of our retail stores, our lowest level asset group for which identifiable cash flows are independent of other groups of assets and liabilities for potential impairment based on projected undiscounted future cash flows. If impairment is identified for retail stores, we compare the asset group’s estimated fair value to its current carrying value and record provisions for impairment as appropriate. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on our previous experience in disposing of similar assets and current economic conditions. The carrying value of assets to be disposed amounted to approximately $21.8 million, $21.1 million and $42.4 million at January 3, 2004, December 28, 2002, and December 29, 2001, respectively. At January 3, 2004, under the guidance of SFAS No. 144, these assets were classified as held for use because they did not meet the probability of sale within the one year period criteria.

Merger Expenses

Merger expenses for fiscal 2001 consisted principally of the amortization of costs incurred in connection with the borrowings related to the Hannaford acquisition. This expense in fiscal 2001 also included costs incurred in connection with the Delhaize Group share exchange, including an $11.7 million charge to compensation expense related to the exchange of our stock options for Delhaize Group options.

Interest Expense

(Dollars in millions)

(Percent of net sales
and other revenues)	Fiscal 2003%		Fiscal 2002%		Fiscal 2001%
Interest Expense	$319.9	2.05	$327.8	2.20	$340.3	2.31

Interest expense decreased in fiscal 2003 over fiscal 2002 primarily due to the interest reduction from the interest rate swap agreements and the repurchase in fiscal 2002 of $68.975 million in debentures and other borrowings. Interest expense decreased in fiscal 2002 over 2001 primarily due to the interest reduction from the interest rate swap agreements, the repurchase in fiscal 2002 of $68.975 million in debentures and other borrowings as well as reduced short-term borrowings. Interest expense was further impacted by the purchase price allocation performed in conjunction with the Delhaize Group share exchange. Excluding the impact of the share exchange, interest expense would have been approximately $343.6 million or (2.31% of sales) for fiscal 2002.

LIFO

Our inventories are stated at the lower of cost or market and we value approximately 78% of our inventory using the last-in, first-out, or LIFO method.

Our LIFO reserve increased $1.8 million in 2003, decreased $32.8 million in 2002 and increased $1.5 million in 2001. The increase in 2003 is due primarily to inflation in our prescription drug category. Our LIFO reserve decreased $32.8 million in 2002 primarily as a result of the new Every Day Low Cost (EDLC) program discussed below. Although inventory levels from 2000 to 2001 decreased approximately $100.0 million (excluding purchase accounting adjustments), we experienced slight inflation, which resulted in a charge to cost of sales of $1.5 million. Most of this inflation in 2001 occurred in tobacco and dairy products.

In 2002, Food Lion transitioned to an EDLC program in order to more efficiently and effectively manage its business. EDLC is not a promotional strategy, but is a program that impacts the everyday cost of each item. This program factors vendor promotional dollars into the everyday cost of goods through a discount provided by the vendors off the list price on the invoice, which is reflected as a reduction of inventory balances and ultimately lowers cost of goods sold when the inventory is sold. EDLC supports more effective promotional plans, which in turn, allows us to deliver the best value to our customers. This new EDLC program and its impact on cost is the primary cause of the $32.8 million decrease in our LIFO reserve during fiscal 2002.

Discontinued Operations

The Company closed 44 underperforming Food Lion and Kash n’ Karry stores during fiscal 2003, of which 42 were closed during first quarter of 2003, one was closed during second quarter of 2003 and one was closed during the fourth quarter of 2003. In accordance with the provisions of SFAS No. 144, a portion of the costs associated with the closure of these stores, as well as related operating activity prior to closing for these stores, was recorded in “Loss from discontinued operations, net of tax” in the Company’s Consolidated Statement of Income (Loss).

Income Taxes

(Dollars in millions)	Fiscal 2003	Fiscal 2002	Fiscal 2001
Provision for income taxes	$161.8	$166.5	$147.3
Effective tax rate	42.0%	38.7%	46.3%

Our effective tax rate increased in fiscal 2003 from fiscal 2002 due primarily to increased state audit activity. The effective tax rate decreased in fiscal 2002 from fiscal 2001 due to the discontinuance of non-deductible goodwill amortization in accordance with SFAS No. 142.

Liquidity and Capital Resources

We have funded our operations and acquisitions from cash generated from our operations and borrowings.

At the end of fiscal 2003, we had cash and cash equivalents of $313.6 million. We have historically generated positive cash flow from operations. Cash provided by operating activities was $739.1 million in fiscal 2003, compared to $848.4 million in 2002 and $784.2 million in 2001. The decrease in cash provided by operating activities in fiscal 2003 in comparison with fiscal 2002 was primarily due to an increase in income taxes paid — $213.0 million compared to $98.9 million for fiscal 2003 and 2002, respectively. Higher tax payments in fiscal 2003 relate primarily to deferred tax movement associated with the charge recorded to change inventory methods, a lower level of tax deductions in 2003 compared to 2002 which included a detailed asset review project for tax purposes, state audit payments related to prior years, and a federal tax payment made upon filing our 2002 tax return in 2003. Also impacting cash flow from operating activities was a decrease in accounts payable and accrued expenses. These decreases were offset by an increase in income before the cumulative effect of changes in accounting principle and change in accounting method and a decrease in inventory (excluding the impact of the accounting change — Note 19) due primarily to the closing of 44 underperforming stores this year. The increase in cash provided by operating activities in 2002 was due to income of $251.7 million before cumulative effect of change in accounting principle, increases in accounts payable of $68.5 million, decreases in receivables of $60.4 million offset by increases in inventory of $101.4 million. Additional increase in cash flow from operating activities in 2002 was due to the one-time reinsurance payment made in 2001. In fiscal 2001, during the third quarter, we transferred our life-to-date loss reserves and premiums for workers’ compensation and general liability to the Pride Reinsurance Company, wholly owned by an affiliated company of Delhaize Group. The cash flow from operating activities in 2001 was primarily due to a collection of an income tax receivable of $74.0 million, a reduction of receivables and inventory of $106.2 million (excluding purchase accounting adjustments), increased income before non-cash charges offset by a decrease in accounts payable of $68.8 million.

Cash flows used in investing activities were decreased to $406.5 million in fiscal 2003, compared to $472.1 million in fiscal 2002 and $379.1 million in fiscal 2001. The decrease in investing activities from fiscal 2002 to fiscal 2003 is primarily due to the decrease in capital expenditures, partially offset by the acquisition of Harveys in 2003. The decrease in capital expenditures is attributable to fewer store openings in 2003 partially as a result of construction delays related to prolonged rain and related weather conditions along the east coast of the United States during the spring of 2003, and as a result of the Company’s management of capital spending to support the generation of free cash flow and debt reduction. The increase in investing activities from fiscal 2001 to fiscal 2002 is primarily due to an increase in capital expenditures.

Capital expenditures were $379.5 million in fiscal 2003 compared to $485.0 million in fiscal 2002 and $394.8 million in fiscal 2001. During fiscal 2003, we opened 36 new stores and renovated 94 existing stores. During fiscal 2002, we opened 41 new stores and renovated 127 existing stores. During fiscal 2001, we opened 47 new stores and renovated 145 existing stores.

Total store square footage increased 1.6% from 54.7 million at the end of fiscal 2002 to 55.5 million at the end of fiscal 2003, primarily due to the opening of 36 new stores, the acquisition of 43 Harveys stores offset by the 46 stores closed in fiscal 2003. Total store square footage increased 2.5% from 53.3 million square feet at the end of fiscal 2001 to 54.7 million at the end of fiscal 2002, primarily due to the opening of 41 new stores. Our total operating distribution space was 10.2 million square feet at the end of fiscal 2003 and 9.5 million square feet at the end of fiscal 2002 and 2001.

In fiscal 2004, we plan to incur approximately $450 million of capital expenditures. We plan to finance capital expenditures during fiscal 2004 through funds generated from operations and existing bank facilities and through use of leases when necessary.

Cash used in financing activities was $150.7 million in fiscal 2003 compared to $381.8 million in fiscal 2002 and $403.6 million in fiscal 2001. The decrease in cash used in financing activities from fiscal 2002 to fiscal 2003 was primarily the result of short-term borrowings repaid in 2002 and a dividend payment in fiscal 2002 of $86.0 million, offset partially by the commitment of escrow funds for the senior notes at Hannaford during the third quarter of 2003 (see discussion below in Debt). The decrease in cash used in financing activities from fiscal 2001 to fiscal 2002 was primarily the result of a cash settlement on April 19, 2001 for the hedge contracts related to the $2.6 billion bond offering used as long-term financing for the Hannaford acquisition. In addition, we made a dividend payment of $86.0 million in 2002 compared to $28.6 million in 2001.

Debt

We maintain a revolving credit facility with a syndicate of commercial banks providing $350.0 million in committed lines of credit. In December 2002, the credit facility was amended and the line of credit was reduced from $500.0 million to $350.0 million. The credit facility is secured by certain inventory of the Delhaize America operating subsidiaries. The $350.0 million facility expires in July 2005 and contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, and an asset coverage ratio. We must be in compliance with these covenants in order to have access to the credit facility. As of January 3, 2004, we were in compliance with all covenants contained in the credit facility. A deteriorating economic or operating environment can subject us to a risk of non-compliance with the covenants. We had no outstanding borrowings under this facility as of January 3, 2004, and had no borrowings during 2003. During 2002, we had average borrowings of $4.7 million at a daily weighted average interest rate of 3.19%. This facility is utilized to provide short-term capital to meet liquidity needs as necessary.

At January 3, 2004, we had long—term debt as follows:

(Dollars in thousands)
Notes, 7.375%, due 2006	$612,962	(a	)
Notes, 7.55%, due 2007	149,653	(a	)
Notes, 8.125%, due 2011	1,101,052	(a	)
Notes, 8.05%, due 2027	121,455	(a	)
Debentures, 9.00%, due 2031	855,000
Medium-term notes, 8.67% to 8.73%, due 2006	5,095	(a	)
Other notes, 6.31% to 14.15%, due 2004 to 2016	71,981	(a	)
Mortgage payables, 7.55% to 10.20%, due 2004 to 2016	25,573	(a	)
Financing obligation, 7.25%, due 2004 to 2018	10,400

	$2,953,171

(a) Net of associated discount and premium

Debt Guarantees

The wholly-owned direct subsidiaries named below fully and unconditionally and jointly and severally guarantee Delhaize America’s 7.375% notes due 2006, 8.125% notes due 2011 and 9.000% debentures due 2031.

•	Food Lion, LLC is a North Carolina limited liability company that operates substantially all of the Company’s Food Lion stores. Food Lion’s executive offices are located at 2110 Executive Drive, Salisbury, North Carolina 28145-1330.

•	Hannaford Bros. Co. is a Maine corporation that operates substantially all of the Company’s Hannaford’s stores. Hannaford’s executive offices are located at 145 Pleasant Hill Road, Scarborough, Maine 04074.

•	Kash n’ Karry Food Stores, Inc. is a Delaware corporation that operates all the Company’s Kash n’ Karry stores. Kash n’ Karry executive offices are located at 6401 Harney Road, Suite A, Tampa, Florida 33610.

•	J.H. Harvey Co., LLC is a Georgia limited liability company that operates all of the Company’s Harveys stores. Harveys executive offices are located at 727 S. Davis St., Nashville, Georgia 31639.

In October 2003, our Hannaford banner invoked the defeasance provisions of its outstanding 7.41% Senior Notes due February 15, 2009, 8.54% Senior Notes due November 15, 2004, 6.50% Senior Notes due May 15, 2008, 6.58% Senior Notes due February 15, 2011, 7.06% Senior Notes due May 15, 2016 and 6.31% Senior Notes due May 15, 2008 (collectively, the “Notes”) and placed sufficient funds in an escrow account to satisfy the remaining principal and interest payments due on the Notes. As a result of this defeasance, Hannaford is no longer subject to the negative covenants contained in the agreements governing these notes. As of January 3, 2004, $73.8 million in aggregate principal amount of these notes was outstanding. Cash committed to fund the escrow and not available for general corporate purposes is considered restricted. At January 3, 2004, restricted funds of $9.9 million and $74.4 million are recorded in Current Other Assets and Non-current Other Assets, respectively.

During the last half of 2002, we repurchased $45 million of our $900 million 9.00% debentures and $23.975 million of our 8.05% debt securities resulting in $8.1 million gain from the early extinguishment of debt offset by expenses of $1.7 million for the related unamortized debt issuance costs and discount written off. Net other loss from extinguishment of debt included $1.5 million loss for the related hedge loss written off. We elected early adoption of SFAS No.145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB statement No. 13, and Technical Corrections”, and applied the provisions to our early extinguishment of debt activity during fiscal 2002 (see Note 7 of the Company’s Consolidated Financial Statements for further discussion).

On December 12, 2001, we were granted a term loan facility by Delhaize the Lion Coordination Center S.A., a Belgian company wholly-owned by Delhaize Group, in the amount of $38.0 million intended for general corporate and working capital requirements. On September 19, 2002, we repaid the $38.0 million loan plus accrued interest totaling $1.1 million.

We enter into significant leasing obligations related to our store properties. Capital lease obligations outstanding at the end of fiscal 2003 were $721.5 million compared with $730.9 million at the end of fiscal 2002. These leases generally have terms of up to 25 years. We also had significant operating lease commitments at the end of fiscal 2003. Total annual minimum operating lease commitments are approximately $246.9 million in fiscal 2004, including approximately $214.9 million related to open store properties and $32.0 million related to closed store properties, decreasing gradually to approximately $206.5 million in 2008, including approximately $179.9 million related to open store properties and $26.6 million related to closed store properties.

As set forth in the table below, we also have periodic short-term borrowings under informal credit arrangements that are available to us at the lenders’ discretion.

(Dollars in millions)
	January 3,	December 28,	December 29,
	2004	2002	2001
Outstanding borrowings at year end	$0	$0	$0
Average borrowings	0.3	2.5	43.0
Maximum amount outstanding	37.0	80.0	117.0
Daily weighted average interest rate	2.81%	2.74%	4.70%

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

During the fourth quarter of 2001 and the third quarter of 2002, we entered into interest rate swap agreements, effectively converting a portion of our debt from fixed to variable rates. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. On December 30, 2003, we terminated $100 million of the 2011 interest rate swap arrangements. The notional principal amounts of interest rate swap arrangements as of January 3, 2004 were $300 million maturing in 2006 and $100 million maturing in 2011. These agreements met the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133. We have recorded a derivative asset in connection with these agreements in the amount of $19.5 million and $24.0 million at January 3, 2004 and December 28, 2002, respectively recorded in our Consolidated Balance Sheets in Other Assets.

Prior to the offering of the bonds and debentures on April 19, 2001, “original debt securities”, we entered into interest rate hedge agreements to hedge against potential increases in interest rates. The notional amount of these hedge agreements was $1.75 billion. These agreements were structured to hedge against the risk of increasing market interest rates based on U.S. treasury rates, with the specified rates based on the expected maturities of the related securities. These hedge agreements were settled in connection with the completion of the offering of the original debt securities, resulting in a payment in the amount of an unrealized loss of approximately $214 million in 2001. As a result of the adoption of Statement of Accounting Standards No. 133 at the beginning of fiscal 2001, the unrealized loss was recorded in other comprehensive income (loss), net of taxes, and is being amortized to interest expense over the term of the associated debt securities. The unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss net of taxes at January 3, 2004 and December 28, 2002 was $44.3 million and $49.5 million, respectively.

The table set forth below provides the expected principal payments and related interest rates of our long-term debt by fiscal year of maturity as of January 3, 2004.

(Dollars in millions)	2004	2005	2006		2007	2008	Thereafter		Fair Value
Notes, due 2006			$600.0	(a)					$648.0
Average interest rate			7.38%

Notes, due 2011							$1,100.0	(b)	$1,250.4
Average interest rate							8.13%

Debentures, due 2031							$855.0		$1,026.6
Average interest rate							9.00%

Medium term notes			$5.0						$5.5
Average interest rate			8.71%

Debt securities (discount), due 2007					$150.0				$164.7
Average interest rate					7.55%

Debt securities (discount), due 2027							$126.0		$139.9
Average interest rate							8.05%

Mortgage payables	$5.0	$2.6	$2.9		$3.2	$2.8	$9.3		$28.1
Average interest rate	9.56%	8.85%	8.85%		8.86%	8.92%	8.67%

Other notes	$8.8	$12.1	$12.2		$12.2	$12.2	$18.8	(c)	$80.4
Average interest rate	6.82%	6.93%	6.95%		6.98%	6.98%	7.32%

Financing obligation	$0.5	$(2.5)	$0.4		$0.5	$0.5	11.0		$10.4
Average interest rate	7.25%	7.25%	7.25%		7.25%	7.25%	7.25%

(a) $300.0 million notional amount was swapped for a variable interest rate based on a six-month or three-month U.S. dollar LIBOR reset on a semiannual or a quarterly basis. The carrying value of these notes was increased by $13.0 million at January 3, 2004, to reflect the fair value of the interest rate swap.

(b) $100.0 million notional amount was swapped for a variable interest rate based on a six-month or three-month U.S. dollar LIBOR reset on a semiannual or a quarterly basis. The carrying value of these notes was increased by $1.0 million at January 3, 2004, to reflect the fair value of the interest rate swap.

(c) See Note 7 of the Company’s Consolidated Financial Statements for Hannaford defeasance discussion.

We do not trade in foreign markets or in commodities, nor do we have significant concentrations of credit risk. Accordingly, we do not believe that foreign exchange risk, commodity risk or credit risk pose a significant threat to our company.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of January 3, 2004:

(Dollars in millions)	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$2,953.2	$13.0	$11.1	$632.4	$165.1	$15.0	$2,116.6
Capital lease obligations	1,494.4	121.7	120.1	119.1	118.0	117.5	898.0
Self insurance liabilities	132.0	44.2	28.9	19.3	12.5	8.0	19.1
Operating leases (open and closed stores)	2,663.5	246.8	241.1	232.5	221.4	206.5	1,515.2
Purchase obligations (1)	423.6	230.1	99.7	44.5	19.2	19.6	10.5

(1) Purchase obligations include agreements to purchase goods or services that are enforceable, and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable within 30 days without penalty and/or contain contingent payment obligations.

Self-Insurance

We are self-insured for workers’ compensation, general liability, vehicle accident and druggist claims. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum self-insured retention, including defense costs per occurrence, ranges from $0.5 million to $1.0 million per individual claim for workers’ compensation and $3.0 million for automobile liability and general liability, including druggist liability, with a $2.0 million and a $5.0 million deductible in addition to the retention on the excess policy for automobile liability and druggists, respectively. We are insured for covered costs, including defense costs, in excess of these retentions and deductibles. It is possible that the final resolution of some of these claims may require us to make significant expenditures in excess of our existing reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated.

In the fourth quarter of 2003, we renegotiated our property insurance lowering our self-insured retention per occurrence to $5.0 million for named storms and $2.5 million for all other losses. Prior to the renewal, the amount of the deductible for each named storm occurrence as insured was calculated as five percent of the total insured value at all locations where physical loss or damage occurred. In fiscal 2003, we incurred property loss of $16.9 million (which includes a $14.3 million loss of inventory) related to Hurricane Isabel.

We implemented a captive insurance program in fiscal 2001 pursuant to which the self-insured reserves related to workers’ compensation, general liability and auto coverage were reinsured by Pride Reinsurance Company, an Irish reinsurance captive, owned by an affiliated company of Delhaize Group. The purpose for implementing the captive insurance program is to provide Delhaize Group continuing flexibility in its risk management program while providing certain excess loss protection through anticipated reinsurance contracts with Pride Reinsurance Company. Premiums are transferred annually to Pride Reinsurance Company through Delhaize Insurance Co., a subsidiary of Delhaize America, Inc.

Impact of Inflation

Some inflation was noted at all four operating companies. This was composed most significantly of meat inflation, as beef costs continue to rise in the United States. Through fiscal 2003, the Company’s reaction to the increase in beef costs has varied across geographical operating territories, based on unique competitive environments. In the Northeast, Hannaford has offset the increase in beef costs through retail price increases consistently throughout the year. In the southeast, Food Lion avoided significant retail price increases until late in September, absorbing the increased beef costs in lower meat gross margin. Since September, Food Lion has modified its retail price but has still not reflected full cost increases in order to retain low price leadership. Also, during fiscal 2003, we experienced slight inflation primarily due to the Company’s pharmacy operations.

During fiscal 2002, we experienced actual deflation in our cost of merchandise as a result of transitioning to an Every Day Low Cost (EDLC) program at Food Lion. EDLC is not a promotional strategy, but is a program that impacts the everyday cost of each item. This program factors vendor promotional dollars into the everyday cost of goods through a discount provided by the vendors off the list price on the invoice, which is reflected as a reduction of inventory balances and ultimately lowers cost of goods sold when the inventory is sold. EDLC supports more effective promotional plans, which in turn, allows our Company to deliver the best value to our customers. This new EDLC program and its impact on cost is the primary cause of the $32.8 million decrease in the Company’s LIFO reserve during fiscal 2002. During fiscal 2001, we experienced slight inflation on merchandise purchases of 1.09%.

Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which is an interpretation of Accounting Research Bulletin (ARB) No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. The objective of this Interpretation is not to restrict the use of variable interest entities but to improve financial reporting by enterprises involved with variable interest entities. The FASB believes that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. FIN 46 applies to all newly created variable interest entities. In addition, FIN 46, as amended in December 2003 (FIN 46R), will be effective by public entities for periods ending after March 15, 2004.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information set forth beneath the heading “Market Risk” under Item 7 hereof is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

Delhaize America, Inc.
Consolidated Statements of Income (Loss)

	Successor	Successor	Successor	Predecessor
	Company	Company	Company	Company
			Period from	Period from
			April 29,	December 31,
	Year Ended	Year Ended	2001 to	2000 to
	January 3,	December 28,	December 29,	April 28,
(Dollars in thousands)	2004	2002	2001	2001
Net sales and other revenues	$15,553,174	$14,871,830	$10,055,200	$4,674,304
Cost of goods sold	11,711,383	11,025,815	7,460,644	3,506,564
Selling and administrative expenses	3,136,912	3,093,152	2,098,647	965,388
Merger expense	—	—	13,721	25,992

Operating income	704,879	752,863	482,188	176,360
Interest expense	319,895	327,827	232,680	107,656
Net gain from extinguishment of debt	—	(6,361)	—	—
Net other loss from extinguishment of debt	—	1,550	—	—

Income from continuing operations before income taxes	384,984	429,847	249,508	68,704
Provision for income taxes	161,781	166,458	115,919	31,426

Income before loss from discontinued operations	223,203	263,389	133,589	37,278
Loss from discontinued operations, net of tax	29,455	11,714	7,024	3,080

Income before cumulative effect of changes in accounting principle	193,748	251,675	126,565	34,198
Cumulative effect of changes in accounting principle, net of tax	10,946	284,097	—	—

Net income (loss)	$182,802	$(32,422)	$126,565	$34,198

See notes to the consolidated financial statements.

Delhaize America, Inc.
Consolidated Balance Sheets

	Successor	Successor
	Company	Company
	January 3,	December 28,
(Dollars in thousands)	2004	2002
Assets
Current assets:
Cash and cash equivalents	$313,629	$131,641
Receivables, net	111,729	142,371
Receivable from affiliate	14,708	14,483
Income tax receivable	—	6,036
Inventories	1,203,034	1,340,847
Prepaid expenses	41,234	30,622
Deferred tax assets	26,491	18,976
Other assets (Note 7)	9,936	—

Total current assets	1,720,761	1,684,976

Property and equipment, net	2,980,455	3,041,465
Goodwill, net	2,895,541	2,907,305
Other intangibles, net	775,830	792,689
Reinsurance recoverable from affiliate (Note 1)	129,869	119,827
Other assets	170,582	88,554

Total assets	$8,673,038	$8,634,816

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$749,687	$762,179
Dividend payable	—	114,636
Payable to affiliate	2,118	8,959
Accrued expenses	298,389	314,851
Capital lease obligations — current	35,686	32,652
Long-term debt — current	13,036	28,294
Other liabilities — current	55,626	49,372
Income taxes payable	1,154	—

Total current liabilities	1,155,696	1,310,943

Long-term debt	2,940,135	2,951,072
Capital lease obligations	685,852	698,283
Deferred income taxes	270,685	357,314
Other liabilities	274,956	273,502

Total liabilities	5,327,324	5,591,114

Commitments and contingencies (Note 17)

Shareholders’ equity:
Class A non-voting common stock, authorized 1,280,160,900,000 shares; 91,270,348,000 shares issued and outstanding at January 3, 2004 and 91,050,642,000 shares at December 28, 2002	163,076	53,222
Class B voting common stock, authorized 1,500,000,000 shares; 75,469,000 shares issued and outstanding at January 3, 2004 and 75,287,000 shares issued and outstanding at December 28, 2002	37,736	37,645
Accumulated other comprehensive loss, net of tax	(62,901)	(71,130)
Additional paid-in capital, net of unearned compensation	2,474,412	2,467,397
Retained earnings	733,391	556,568

Total shareholders’ equity	3,345,714	3,043,702

Total liabilities and shareholders’equity	$8,673,038	$8,634,816

See notes to the consolidated financial statements.

Delhaize America, Inc.
Consolidated Statements of Cash Flows

	Successor	Successor
	Company	Company
	Year Ended	Year Ended
(Dollars in thousands)	January 3, 2004	December 28, 2002
Cash flows from operating activities
Net income (loss)	$182,802	$(32,422)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of changes in accounting principle, net of tax	10,946	284,097
Change in accounting method (Note 19)	87,308	—
Provision for loss on disposal of discontinued operations	27,844	—
Streamline charges	2,346	—
Depreciation and amortization	458,982	457,473
Depreciation and amortization — discontinued operations	745	6,386
Amortization of debt fees/costs	1,992	2,005
Amortization of debt premium	1,138	1,133
Amortization of deferred loss on derivative	8,446	8,490
Amortization and termination of restricted shares	5,037	10,276
Accrued interest on interest rate swap	601	(3,472)
Loss on disposals of property and capital lease terminations	208	1,752
Net gain from extinguishment of debt	—	(6,361)
Net other loss from extinguishment of debt	—	1,550
Asset impairment provisions	7,911	26,900
Deferred income tax (benefit) provision	(70,037)	55,146
Deferred income tax benefit-discontinued operations	(18,130)	—
Other	2,519	1,409
Changes in operating assets and liabilities which provided (used) cash (net of effect of acquisition in 2003):
Receivables	30,642	60,352
Net receivable from affiliate	(7,065)	9,124
Income tax receivable	6,036	2,393
Inventories	51,245	(101,377)
Prepaid expenses	(9,768)	(2,372)
Other assets	15,590	2,194
Accounts payable	(19,916)	68,451
Accrued expenses	(23,378)	17,832
Income taxes payable	12,519	—
Other liabilities	(27,434)	(22,568)

Total adjustments	556,327	880,813

Net cash provided by operating activities	739,129	848,391

Cash flows from investing activities
Capital expenditures	(379,460)	(484,973)
Investment in Harveys, net of cash acquired	(31,730)	—
Proceeds from sale of property	34,370	17,305
Other investment activity	(29,637)	(4,439)

Net cash used in investing activities	(406,457)	(472,107)

	Successor	Successor
	Company	Company
	Year Ended	Year Ended
(Dollars in thousands)	January 3, 2004	December 28, 2002
Cash flows from financing activities
Net payments under short-term borrowings	—	(140,000)
Financing obligation	10,400	—
Principal payments on long-term debt	(31,101)	(118,455)
Principal payments under capital lease obligations	(32,513)	(30,237)
Escrow funding for Senior Notes	(86,592)	—
Escrow maturities	2,283	—
Taxes paid on capital contribution	(4,692)	—
Termination of interest rate swap	(2,653)	—
Dividends paid	—	(86,023)
Parent common stock repurchased	(7,817)	(11,720)
Proceeds from stock options exercised	2,001	4,586

Net cash used in financing activities	(150,684)	(381,849)

Net increase (decrease) in cash and cash equivalents	181,988	(5,565)
Cash and cash equivalents at beginning of year	131,641	137,206

Cash and cash equivalents at end of year	$313,629	$131,641

See notes to the consolidated financial statements.

	Successor	Predecessor
	Company	Company
	Period from	Period from
	April 29, 2001	December 31, 2000
	to	to
(Dollars in thousands)	December 29, 2001	April 28, 2001
Cash flows from operating activities
Net income	$126,565	$34,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	381,819	160,235
Depreciation and amortization — discontinued operations	4,150	2,024
Non-cash portion of merger expense	—	21,682
Non-cash portion of merger expense -parent acquisition	11,708	—
Amortization of debt fees/costs	1,353	55
Amortization of debt (discount)/premium	(58)	430
Amortization of deferred loss on derivative	5,725	523
Amortization and termination of restricted shares	4,582	1,472
(Gain) loss on disposals of property and capital lease terminations	(899)	2,048
Asset impairment provisions	7,036	—
Deferred income tax provision (benefit)	37,211	(24)
Other	4,684	(199)
Changes in operating assets and liabilities which provided (used) cash (net of effect of acquisition 2001):
Receivables	(38,986)	45,523
Net receivable from affiliate	(14,648)	—
Income tax receivable	3,924	70,130
Inventories	46,181	53,504
Prepaid expenses	(4,042)	3,519
Reinsurance recoverable	(104,118)	—
Other assets	3,104	(1,243)
Accounts payable	(5,979)	(62,844)
Accrued expenses	50,312	(49,366)
Other liabilities	(10,960)	(6,107)

Total adjustments	382,099	241,362

Net cash provided by operating activities	508,664	275,560

Cash flows from investing activities
Capital expenditures	(272,215)	(122,577)
Proceeds from sale of property	25,741	4,230
Other investment activity	(13,434)	(816)

Net cash used in investing activities	(259,908)	(119,163)

Cash flows from financing activities
Net payments under short-term borrowings	(105,000)	(2,495,000)
Principal payments on long-term debt	(124,671)	(7,317)
Proceeds from issuance of long-term debt	38,000	2,600,000

	Successor	Predecessor
	Company	Company
	Period from	Period from
	April 29, 2001	December 31, 2000
	to	to
(Dollars in thousands)	December 29, 2001	April 28, 2001
Principal payments under capital lease obligations	(23,474)	(10,210)
Direct financing costs incurred	—	(23,105)
Dividends paid	—	(28,572)
Parent common stock repurchased	(18,069)	—
Proceeds from stock options exercised	6,011	2,031
Payment to dissenters	(136)	—
Cash paid to settle derivative instruments	—	(214,071)

Net cash used in financing activities	(227,339)	(176,244)

Net increase (decrease) in cash and cash equivalents	21,417	(19,847)
Cash and cash equivalents at beginning of year	115,789	135,636

Cash and cash equivalents at end of year	$137,206	$115,789

See notes to the consolidated financial statements.

Delhaize America, Inc.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

	Class A		Class B
	Common		Common
(Dollars and shares in thousands except per	Stock		Stock
share amounts)	Shares	Amount	Shares	Amount
Balances December 30, 2000	90,791,814	$52,998	75,287	$37,645

Cash dividends declared:
Class A — $.00019 per share
Class B — $.15690 per share
Sale of stock	258,681	151
Shares granted under restricted plan
Amortization of restricted stock
Other comprehensive income (loss):
Net income
Other comprehensive loss, net of tax of approximately $75.1 million, upon adoption of SFAS No. 133
Unrealized loss on securities, net of tax
Change in fair value of deferred loss on derivative contract

Total comprehensive income (loss)

Balances April 28, 2001	91,050,495	53,149	75,287	37,645

Adjustments in connection with the share exchange
Cash dividends declared:
Class A — $.000944 per share
Class B — $.000944 per share
Sale of parent company ADSs
Tax benefit of non-qualified ADSs options exercised
ADSs granted under restricted plan
Amortization of restricted ADSs
Payment to dissenters
Parent common stock (ADSs) repurchased
Parent common stock (ADSs) issued
Stock compensation charge (see Note 1)
Other comprehensive income (loss):
Additional minimum pension liability, net of tax
Net income (loss)
Unrealized loss on securities
Amortization of deferred loss on hedge into interest expense

Total comprehensive income (loss)

Balances December 29, 2001	91,050,495	53,149	75,287	37,645

Investment in WWRE	147	73
Cash dividends declared:
Class A — $.001258 per share
Class B — $.001258 per share
Sale of parent company ADSs
Tax benefit of non-qualified ADSs options exercised
ADSs granted under restricted plan
Amortization of restricted ADSs
Parent common stock (ADSs) repurchased
Parent common stock (ADSs) issued
Parent common stock (ADSs) terminated
Payment of taxes with restricted shares
Other comprehensive income (loss):
Net income (loss)
Additional minimum pension liability, net of tax
Unrealized loss on securities
Extinguishment of debt — derivative
Amortization of deferred loss on hedge into interest expense

Total comprehensive income (loss)

Balances December 28, 2002	91,050,642	53,222	75,287	37,645

Dividends distributed:
Class A — $.001258 per share	219,706	109,854
Class B — $.001258 per share			182	91
Sale of parent company ADSs
Tax benefit of non-qualified ADSs options exercised
ADSs granted under restricted plan
Amortization of restricted ADSs
Parent common stock (ADSs) repurchased
Parent common stock (ADSs) issued
Parent common stock (ADSs) terminated
Other comprehensive income (loss):
Net income (loss)
Additional minimum pension liability, net of tax
Unrealized loss on securities
Amortization of deferred loss on hedge into interest expense

Total comprehensive income (loss)

Balances January 3, 2004	91,270,348	$163,076	75,469	$37,736

See notes to the consolidated financial statements.

	Additional	Other
	Paid-in	Comprehensive	Unearned	Retained
	Capital	Income (Loss)	Compensation	Earnings	Total
Balance December 30, 2000	$850,084	$84	$(8,207)	$1,508,555	$2,441,159

Cash dividends declared:
Class A — $.00019 per share				(16,759)	(16,759)
Class B — $.15690 per share				(11,813)	(11,813)
Sale of stock	1,880				2,031
Shares granted under restricted plan	4,102		(4,102)		—
Amortization of restricted stock			1,472		1,472
Other comprehensive income (loss):
Net income				34,198	34,198
Other comprehensive loss, net of tax of approximately $75.1 million, upon adoption of SFAS No.133		(122,500)			(122,500)
Unrealized loss on securities, net of tax		(195)			(195)
Change in fair value of deferred loss on derivative contract		(9,900)			(9,900)

Total comprehensive income (loss)					(98,397)

Balances April 28, 2001	856,066	(132,511)	(10,837)	1,514,181	2,317,693

Adjustments in connection with the share exchange	1,597,183	72,979	(7,973)	(834,616)	827,573
Cash dividends declared:
Class A — $.000944 per share				(85,952)	(85,952)
Class B — $.000944 per share				(71)	(71)
Sale of parent company ADSs	6,011				6,011
Tax benefit of non-qualified ADSs options exercised	4,804				4,804
ADSs granted under restricted plan	(257)		551		294
Amortization of restricted ADSs			4,288		4,288
Payment to dissenters	(136)				(136)
Parent common stock (ADSs) repurchased	(18,069)				(18,069)
Parent common stock (ADSs) issued	9,606			(9,606)
Stock compensation charge (see Note 1)	11,708				11,708
Other comprehensive income (loss):
Additional minimum pension liability, net of tax		(8,365)			(8,365)
Net income (loss)				126,565	126,565
Unrealized loss on securities		(124)			(124)
Amortization of deferred loss on hedge into interest expense		3,550			3,550

Total comprehensive income (loss)					121,626

Balances December 29, 2001	2,466,916	(64,471)	(13,971)	710,501	3,189,769

Investment in WWRE	2,927				3,000
Cash dividends declared:
Class A — $.001258 per share				(114,542)	(114,542)
Class B — $.001258 per share				(94)	(94)
Sale of parent company ADSs	4,586				4,586
Tax benefit of non-qualified ADSs options exercised	1,508				1,508

	Additional	Other
	Paid-in	Comprehensive	Unearned	Retained
	Capital	Income (Loss)	Compensation	Earnings	Total
ADSs granted under restricted plan	6,055		(6,055)
Amortization of restricted ADSs			7,662		7,662
Parent common stock (ADSs) repurchased	(11,720)				(11,720)
Parent common stock (ADSs) issued	6,875			(6,875)
Parent common stock (ADSs) terminated	(591)		3,205		2,614
Other comprehensive income (loss):
Net income (loss)				(32,422)	(32,422)
Additional minimum pension liability, net of tax		(12,550)			(12,550)
Unrealized loss on securities		(451)			(451)
Extinguishment of debt — derivative		1,078			1,078
Amortization of deferred loss on hedge into interest expense		5,264			5,264

Total comprehensive income (loss)					(39,081)

Balances December 28, 2002	2,476,556	(71,130)	(9,159)	556,568	3,043,702

Dividends distributed:
Class A — $.001258 per share					109,854
Class B — $.001258 per share					91
Sale of parent company ADSs	2,001				2,001
Tax benefit of non-qualified ADSs options exercised	1,815				1,815
ADSs granted under restricted plan	7,226		(7,226)		—
Amortization of restricted ADSs			4,648		4,648
Parent common stock (ADSs) repurchased	(2,819)			(4,998)	(7,817)
Parent common stock (ADSs) issued	981			(981)	—
Parent common stock (ADSs) terminated	(432)		821		389
Other comprehensive income (loss):
Net income (loss)				182,802	182,802
Additional minimum pension liability, net of tax		2,212			2,212
Unrealized loss on securities		781			781
Amortization of deferred loss on hedge into interest expense		5,236			5,236

Total comprehensive income (loss)					191,031

Balances January 3, 2004	$2,485,328	$(62,901)	$(10,916)	$733,391	$3,345,714

See notes to the consolidated financial statements

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

On April 25, 2001, Delhaize America,Inc. (“Delhaize America” or the “Company”) became a wholly-owned subsidiary of Delhaize Group as a result of the Delhaize Group share exchange (see Note 2). This transaction was accounted for as a purchase, and in connection with this treatment, a new entity has been deemed created for financial reporting purposes. Accordingly, in these financial statements, the periods prior to the date of the Delhaize Group share exchange relate to the “predecessor company” and the periods subsequent to the date of the Delhaize Group share exchange relate to the “successor company”.

Nature of Operations

As of January 3, 2004, the Company operated 1,515 retail food supermarkets and 13 distribution centers in 16 states in the eastern United States. The Company’s stores, which are operated under the banners of Food Lion, Hannaford, Kash n’ Karry and Harveys, sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen foods, deli-bakery and non-food items, such as health and beauty care, prescriptions, and other household and personal products.

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

Operating Segment

The Company engages in one line of business, the operation of general food supermarkets located in the eastern United States. Each of our four operating banners represents a separate operating segment as defined by SFAS No. 131; however, the Company has met the aggregation requirements.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to December 31. Fiscal years 2003, 2002 and 2001 ended on January 3, 2004, December 28, 2002, and December 29, 2001, respectively. Fiscal year 2003 included 53 weeks and 2002 and 2001 each included 52 weeks. The 2003 disclosed amounts represent the year ended January 3, 2004.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Negative cash balances of $58.4 million and $59.4 million at January 3, 2004 and December 28, 2002, respectively, have been reclassified to Accounts Payable on the Company’s Consolidated Balance Sheet.

Accounts Receivable

Accounts receivable, net of uncollectible reserves, principally includes amounts due from suppliers, coupon-handling fees, returned customer checks, pharmacy insurance programs and sublease tenants.

Inventories

Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first out (LIFO) method comprised approximately 78% and 80% of inventories in 2003 and 2002, respectively. Meat, produce and deli inventories are valued on the average cost method rather than the LIFO method. If the Company did not report under the LIFO method, inventories would have been $33.6 million and $32.0 million greater in 2003 and 2002, respectively. Application of the LIFO method resulted in an increase in cost of goods sold of $1.8 million for the 53 weeks ended January 3, 2004, decrease in cost of goods sold of $32.8 million for the 52 weeks ended December 28, 2002 and increases of $0.8 million for the 17 weeks ended April 28, 2001 and $0.7 million for the 35 weeks ended December 29, 2001. As stated in Note 19, the Company changed its application of the LIFO method of accounting for store inventories from the retail method to the average item cost method effective December 29, 2002.

In 2003, upon the adoption of EITF Issue No. 02-16, certain allowances are recorded as a reduction of inventory as appropriate. Previously, we recorded allowances as a reduction of cost of sales when earned. This change will have a timing impact on certain allowances that will now be an adjustment to inventory cost and recognized in cost of sales when the product is sold.

In 2002, Food Lion transitioned to an Every Day Low Cost (EDLC) program in order to more efficiently and effectively manage the business. EDLC is not a promotional strategy but is a program that impacts the everyday cost of each item. This program factors vendor promotional dollars into the everyday cost of goods through a discount provided by the vendors off the list price on the invoice, which is reflected as a reduction of inventory balances and ultimately lowers cost of goods sold when the inventory is sold. EDLC supports more effective promotional plans, which in turn, allows the Company to deliver the best value to its customers. This new ELDC program and its impact on cost is the primary cause of the $32.8 million decrease in the Company’s LIFO reserve during fiscal 2002.

Supplier Allowances

The Company receives allowances and credits from suppliers primarily for volume incentives, new product introductions, in-store promotion income and co-operative advertising income. Volume incentives are based on contractual arrangements generally covering a period of one year or less and have been historically included in the cost of inventory and recognized as earned in cost of sales when the product is sold. New product introduction allowances compensate the Company for costs incurred associated with product handling and have been historically deferred and recognized as a reduction in cost of sales over the product introductory period. Non-refundable credits from suppliers for in-store promotions such as product displays requires related activities by the Company. Similarly, co-operative advertising requires the Company to conduct the related advertising. In-store promotions income and co-operative advertising income have historically been included in cost of sales and recognized when the related activities are performed by the Company.

In 2003, upon the adoption of Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, in-store promotion and co-operative advertising allowances are now included in cost of inventory and recognized when the product is sold unless they represent reimbursement of a specific, identifiable cost incurred by the Company to sell the vendor’s product. The Company has reviewed the promotional funding received from vendors and concluded that these agreements are primarily for general advertising purposes and not the reimbursement of a specific, identifiable cost incurred by the Company.

Upon adoption of EITF 02-16 in 2003, the Company recorded the cumulative effect of a change in accounting principle of $10.9 million, net of tax during the first quarter of 2003. This charge was recorded in the Company’s consolidated statement of income (loss) and reflects an adjustment of the Company’s inventory balance.

Property and Equipment

Property is stated at historical cost and depreciated on a straight-line basis over the estimated service lives of assets, generally as follows:

Buildings	40 years
Furniture, fixtures and equipment	3 - 14 years
Leasehold improvements	10 years
Vehicles	3 - 12 years
Property under capital leases	Lease term

Intangible Assets

Intangible assets primarily include goodwill, trade names and favorable lease rights, all of which have been acquired in conjunction with acquisitions accounted for under the purchase method. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Indefinite lived intangible assets such as goodwill and trade names are no longer amortized in accordance with Statement of Financial Accounting Standards, (SFAS) No. 142, which was adopted in 2002. The Company has determined that its trade names have an indefinite useful life and are therefore not amortized but are tested annually for potential impairment. The Company believes that the trade names have indefinite useful lives because they contribute directly to each of the Company’s cash flows as a result of recognition by the customers of each banner’s unique characteristics in the marketplace. There are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the trade names. (See Note 4).

The following table summarizes the useful lives of intangible assets with finite lives:

Prescription files	15 years
Favorable lease rights	Lease term

The Company’s policy requires that an annual impairment assessment for goodwill and other intangible assets with indefinite lives will be conducted in the fourth quarter of each year in accordance with SFAS 142. Goodwill is tested for impairment at the operating banners since each chain represents a separate operating segment as defined by SFAS 131 and a separate reporting unit as defined by SFAS 142. The fair value of each reporting unit is compared with its carrying value, including goodwill. The Company estimated fair value based on projected discounted cash flows provided by management of each reporting unit. Trade names for each individual operating banner were also tested for impairment by comparing its fair value with its carrying value. The fair value of trade names were estimated using revenue projections of each reporting unit and applying an estimated royalty rate developed by a third party valuation expert. The cash flows were discounted to determine the fair value of the trade names. The Company had no impairment loss for 2003. Changes in events or circumstances in the future could result in additional impairment charges.

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

During 2002, the Company adopted SFAS No. 144, and there was no impairment as a result of adopting this standard in fiscal 2002. During 2003, the total pre-tax asset impairment charge of $7.9 million included in the Company’s selling and administrative expenses was attributable to certain underperforming store assets that exceeded their estimated fair values. In 2001 the pre-tax charge included in the Company’s income statement for asset impairment was $7.0 million in accordance with SFAS No. 121.

In accordance with SFAS No. 144, the Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company monitors the carrying value of its retail stores, its lowest level asset group for which identifiable cash flows are independent of other groups of assets and liabilities, for potential impairment based on projected undiscounted future cash flows. If impairment is identified for retail stores, the Company compares the asset group’s estimated fair value to its current carrying value and records provisions for impairment as appropriate. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on our previous experience in disposing of similar assets and current economic conditions. The carrying value of assets to be disposed amounted to approximately $21.8 million, $21.1 million, and $42.4 million at January 3, 2004, December 28, 2002, and December 29, 2001, respectively.

At January 3, 2004, under the guidance of SFAS No. 144, these assets were classified as held for use because they do not meet the probability of sale within the one-year period criterion.

Deferred Income Taxes

Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse.

Revenue Recognition

Revenues from the sale of products to the Company’s customers are recognized at the point of sale. The Company offers loyalty cards to its Food Lion and Kash n’ Karry customers. The discounts and incentives offered through these cards include price discounts from regular retail for specific items and “buy one, get one free” incentives. Sales are recorded at the net amount received from the customer and funding from suppliers for these discounts, if available, is recognized at the time the related products are sold as a reduction of cost of sales.

Cost of Goods Sold

Purchases are recorded net of cash discounts, other supplier discounts and allowances. Cost of goods sold includes warehousing, distribution, and advertising costs.

Advertising Costs

Advertising costs are expensed as incurred and included in cost of goods sold.

The Company recorded advertising expense of $111.6 million for fiscal 2003, $112.2 million for fiscal 2002, $66.3 million for the 35 weeks ended December 29, 2001 and $35.0 million for the 17 weeks ended April 28, 2001.

Capitalized Interest

The Company capitalizes interest costs incurred to bring certain assets to their intended use. Capitalized interest was $3.3 million for fiscal 2003, $2.6 million for fiscal 2002, $1.9 million for the 35 weeks ended December 29, 2001,and $1.0 million for the 17 weeks ended April 28, 2001.

Store Opening Costs

Costs associated with the opening of new stores are expensed as incurred.

Store Closing Costs

With the adoption of SFAS No.146, the Company records the costs associated with an exit or disposal activity, measured at its fair value when the liability is incurred. SFAS No. 146 stipulates that these costs may not be recorded until the store is actually closed. Prior to the adoption of SFAS No. 146, the Company, under the guidance of EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, recorded an estimated store closing liability at the time the decision was made to close the store.

The Company generally intends to complete planned closings within a one-year period following the business decision to close. As most of the Company’s stores are located in leased facilities, a lease liability (recorded in Other Liabilities on the Consolidated Balance Sheet) is recorded for the present value of the estimated remaining non-cancelable lease payments after the closing date, net of estimated subtenant income. In addition, the Company records a liability for expenditures to be incurred after the store closing which is required under leases or local ordinances for site preservation during the period before lease termination or sale of the property. These other exit costs include estimated real estate taxes, common area maintenance and insurance costs to be incurred after the store closes (all of which are contractually required payments under the lease agreements) over the remaining lease term. The value of owned property and equipment related to a closed store is reduced to reflect recoverable values based on the Company’s previous experience in disposing of similar assets and current economic conditions. Any reductions in the recorded value of owned property and equipment for closed stores is reflected as an asset impairment charge. Disposition efforts related to store leases and owned property begin immediately following the store closing.

Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. When severance costs are incurred in connection with store closings, a liability for the termination benefits is recognized and measured at its fair value at the communication date. Store closing liabilities are reviewed quarterly to ensure that any accrued amounts appropriately reflect the outstanding commitments and that any additional costs are accrued or amounts that are no longer needed for their originally intended purpose are reversed.

Significant cash outflows associated with closed stores relate to ongoing lease payments. Because the liability associated with ongoing operating leases for closed stores is recorded at the present value of the estimated remaining non-cancelable lease payments net of estimated subtenant income, the principal portion of lease payments reduces the lease liability, while the interest portion of lease payments is recorded as accretion expense in the current period for stores accounted for under SFAS No. 146 and as interest expense for stores accounted for under EITF No. 94-3.

Merger Expenses

Merger expenses for the 17 weeks ended April 28, 2001 consisted principally of the amortization of costs incurred in connection with the borrowings related to the Hannaford acquisition. Merger expenses for the 35 weeks ended December 29, 2001 included costs incurred in connection with the Delhaize Group share exchange, including an $11.7 million charge to compensation expense related to the exchange of the Company’s stock options for Delhaize Group options.

Self-insurance

The Company is self-insured for workers’ compensation, general liability, vehicle accident and druggist claims. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum self-insured retention, including defense costs per occurrence, ranges from $0.5 million to $1.0 million per individual claim for workers’ compensation and $3.0 million for automobile liability and general liability, including druggist liability, with a $2.0 million and a $5.0 million deductible on the excess policy for automobile liability and druggists, respectively. The Company is insured for covered costs, including defense costs, in excess of these retentions and deductibles. It is possible that the final resolution of some of these claims may require the Company to make significant expenditures in excess of its existing reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated.

In the fourth quarter of 2003, the Company renegotiated its property insurance lowering its self–insured retention per occurrence to $5.0 million for named storms and $2.5 million for all other losses. Prior to the renewal, the amount of the deductible for each named storm occurrence as insured was calculated as the sum of five percent of the total insured value at all locations where physical loss or damage occurred. In fiscal 2003, the Company incurred property loss of $16.9 million related to Hurricane Isabel.

Self-insurance expense related to the above totaled $63.4 million for fiscal 2003, $59.5 million for fiscal 2002, $25.7 million for the 35 weeks ended December 29, 2001 and, $17.2 million for the 17 weeks ended April 28, 2001. Total claim payments were $48.3 million for fiscal 2003, $47.7 million for fiscal 2002, $29.7 million for the 35 weeks ended December 29, 2001, and $14.4 million for the 17 weeks ended April 28, 2001.

The Company implemented an insurance program in fiscal 2001 pursuant to which the self-insured reserves related to workers’ compensation, general liability and auto coverage were reinsured by Pride Reinsurance Company, an Irish reinsurance captive owned by an affiliated company of Delhaize Group. The purpose for implementing this insurance program is to provide Delhaize Group continuing flexibility in its risk management program while providing certain excess loss protection through anticipated reinsurance contracts with Pride Reinsurance Company. In August 2001, upon incorporation of Delhaize Insurance Co., a subsidiary of Delhaize America, the Company paid an initial premium of approximately $118.5 million, which included loss reserves of approximately $104.0 million and $14.5 million of premiums for the policy period from September 1, 2001 through December 29, 2001. In 2002, the Company paid an annual premium of approximately $48.8 million and a $7.8 million adjustment necessary to meet the annual actuarial estimate of the liability for claims outstanding. For 2003, the Company paid an annual premium of approximately $58.9 million. The Delhaize Insurance Co. subsidiary consisted of the following balances and are included in the Company’s Consolidated Balance Sheets:

(Dollars in thousands)	2003	2002
Reinsurance recoverable	$129,869	$119,827
Receivable from affiliate	13,353	13,876
Other assets	801	726
Premiums receivable	321	8,959
Reserve for losses	(129,869)	(119,827)
Losses payable to insured	(13,353)	(13,876)
Insurance balances payable	(321)	(8,959)
Other liabilities	(215)	(196)

Total net assets	$586	$530

Statements of Cash Flows

Selected cash payments and non-cash activities were as follows:

			Successor
			Company	Predecessor
			Period	Company
			from	Period from
			April 29,	December
	Successor	Successor	2001 to	31, 2000 to
	Company	Company	December	April 28,
(Dollars in thousands)	Fiscal 2003	Fiscal 2002	29, 2001	2001
Cash payments (refunds) for income taxes	$213,042	$98,860	$65,698	$(40,206)
Cash payments for interest, net of amounts capitalized	305,814	329,743	195,143	117,642
Non-cash investing and financing activities:
Capitalized lease obligations incurred for store properties and equipment	44,744	53,410	46,198	21,128
Capitalized lease obligations terminated for store properties and equipment	2,163	10,576	8,572	5,560
Dividend to Delhaize Group and Detla in stock	109,945	—	—	—
Dividends declared but not paid	—	114,636	86,023	—
Change in reinsurance recoverable and other liabilities	10,042	15,709	—	—
Reduction of deferred taxes and goodwill for tax adjustments	15,821	—	—	—

			Successor
			Company	Predecessor
			Period	Company
			from	Period from
			April 29,	December
	Successor	Successor	2001 to	31, 2000 to
	Company	Company	December	April 28,
(Dollars in thousands)	Fiscal 2003	Fiscal 2002	29, 2001	2001
Minimum pension liability adjustment	3,659	20,716	13,811	—
Investment in WWRE	—	3,000	—	—
Accounts receivable on sale leaseback	—	4,565	—	—
Write off direct financing lease	—	1,231
Delhaize Group share exchange final adjustment to purchase price allocation:
Property	—	44,433	—	—
Deferred income taxes	—	43,752	—	—
Capital lease obligations	—	4,475	—	—
Accrued expenses	—	5,156	—	—
Reclassification of deferred taxes to goodwill related to intangible assets that did not meet the separability criteria of SFAS No. 141	—	117,895	—	—
Excess purchase price related to parent acquisition	—	—	748,950	—
LIFO fair value adjustment related to parent acquisition	—	—	78,623	—
Acquisition of Hannaford:
Final allocation of purchase price	—	—	24,301	3,893

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

Long-term debt: At January 3, 2004 and December 28, 2002, the Company estimated that the fair value of its long-term debt was approximately $3.4 billion and $2.8 billion, respectively. The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt with the same remaining maturities.

Financial instruments: The fair values of interest rate hedging agreements and interest rate swap agreements (see Note 7) are estimated using the present value of the difference between the contracted rates and the applicable forward rates. At January 3, 2004 and December 28, 2002, the fair value of the interest rate swap agreements reflected a gain of $14.0 million and $20.6 million, respectively. At January 3, 2004 and December 28, 2002, the net unrealized loss on hedges recorded in Accumulated Other Comprehensive Loss was approximately $44.3 million and $49.5 million, net of deferred taxes, respectively.

Accounting for Stock Issued to Employees

The Company participates in a stock option plan (the “Delhaize Group Plan”) of its parent, Delhaize Group, which is described fully in Note 14. The Company accounts for the Delhaize Group Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”. No stock-based employee compensation cost is reflected in net income, as all options granted under the Delhaize Group Plan have an exercise price equal to the market value of the underlying Delhaize Group American Depository Share stock on the date of the grant. Additionally, the Company still has options outstanding under a 1996 Food Lion Plan, a 1988 and 1998 Hannaford Plan and a 2000 Delhaize America Plan; however, the Company can no longer grant options under these plans.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, to stock-based employee compensation.

			Successor	Predecessor
			Company for	Company
	Successor	Successor	the 35 Weeks	for the 17
	Company	Company	Ended	Weeks Ended
	Fiscal	Fiscal	December 29,	April 28,
(Dollars in thousands)	2003	2002	2001	2001
Net earnings (loss)— as reported	$182,802	$(32,422)	$126,565	$34,198
Deduct: Total stock-based employee compensation expense determined using fair value based method (net of tax)	(11,114)	(10,183)	(3,286)	(1,659)

Net earnings (loss) — pro forma	$171,688	$(42,605)	$123,279	$32,539

The weighted average fair value at date of grant for options granted under the Delhaize Group Plan during 2003, 2002, and 2001 was $8.44, $16.34, and $14.38 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model using the following assumptions:

			Successor	Predecessor
			Company	Company
			For the	For the
	Successor	Successor	35 Weeks	17 Weeks
	Company	Company	Ended	Ended
	Fiscal	Fiscal	December	April
	2003	2002	29, 2001	28, 2001
Expected dividend yield (%)	3.6	2.6	2.2	0.8
Expected volatility (%)	41.3	38.8	36.0	36.0
Risk-free interest rate (%)	2.4	4.6	3.8	4.9
Expected term (years)	5.4	5.2	4.0	4.0

The Company awards shares of restricted stock to certain officers and key employees. These shares vest over a five-year period and are subject to certain transfer restrictions and forfeiture prior to vesting. Deferred stock compensation, representing the fair value of the stock at the measurement date of the award, is amortized to compensation expense over the vesting period.

Reclassification

Certain financial statement items previously reported have been reclassified to conform to the current year’s presentation.

Recently Issued and Adopted Accounting Standards

In May 2003, the Financial Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Statement is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, the standard went into effect at the beginning of the first interim period beginning after June 15, 2003. This standard does not currently have an impact on the Company’s financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which is an interpretation of Accounting Research Bulletin (ARB) No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. The objective of this Interpretation is not to restrict the use of variable interest entities but to improve financial reporting by enterprises involved with variable interest entities. The FASB believes that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. FIN 46 applies to all newly created variable interest entities. In addition, FIN 46, as amended in December 2003 (FIN46R), will be effective by public entities for periods ending after March 15, 2004.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, was issued and amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. Certain new disclosure provisions of SFAS No. 148 are required for fiscal years ending after December 15, 2002. See Note 14.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which is an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition provisions are effective for all guarantees issued after December 31, 2002. The adoption of this standard did not have a material impact on the Company's financial statements.

In September 2002, Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, was proposed and a consensus was reached in January 2003. The issue was revised and finalized in March 2003. This issue addresses the appropriate accounting, by a retailer, for cash consideration received from a vendor and directs that cash consideration received from a vendor should be presumed to be a reduction of inventory unless it is a reimbursement of specific costs incurred in advertising the vendor’s products. Previously, the Company recorded allowances as a reduction of cost of sales when earned. This change has a timing impact on certain allowances that will now be an adjustment to inventory cost and recognized in cost of sales when the product is sold.

Upon adoption of EITF Issue No. 02-16 in 2003, the Company recorded the cumulative effect of a change in accounting principle of $10.9 million, net of tax during the first quarter of 2003. This charge was recorded in the Company’s Condensed Consolidated Statement of Income (Loss) and reflects an adjustment of the Company’s inventory balance. As a result of the adoption of this issue, certain allowances are recorded as a reduction of inventory as appropriate.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued by the FASB. SFAS No. 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities (including store closings). SFAS No. 146 replaces previous accounting guidance, principally EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Issue

No. 94-3 required that a liability for an exit cost be recognized when the company committed to a specific plan; whereas, SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. See Note 20.

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement modifies the treatment of sale-leaseback transactions and extinguishment of debt requiring gains and losses to be treated as ordinary income in most circumstances. The Company has applied the provisions of SFAS No. 145 to its early extinguishment of debt activity during fiscal 2002 and has classified the gain related to early extinguishment in its income statement below interest expense. See the Company’s Consolidated Statement of Income (Loss) for fiscal 2002.

On December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which required that we cease amortizing goodwill and other intangible assets with indefinite lives, and begin an annual assessment of potential impairment of goodwill and other indefinite lived intangible assets by comparing the book value of these assets to their current fair value. Accordingly, during the first quarter of 2002, the Company performed its transitional assessment for potential impairment at each of its three operating banners, since each chain represents a separate operating segment as defined by SFAS No. 131 and a separate reporting unit as defined by SFAS No. 142. In performing its assessment, the carrying value of assets and liabilities was determined for each reporting unit and compared to the fair value of each reporting unit, which was obtained from independent appraisals. If the carrying value of the reporting unit exceeded its fair value, a provision for impairment was recorded.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for financial statements issued for years beginning after December 15, 2001. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and to develop a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The adoption of this standard did not have a significant effect on the Company’s financial statements.

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

2. Acquisitions

Harveys Acquisition

On October 27, 2003, the Company completed its acquisition of 43 Harveys supermarkets, located in central and south Georgia and the Tallahassee, Florida area. The acquisition included the Harveys corporate headquarters building and warehouse in Nashville, Georgia. To acquire the Harveys stores, the Company paid approximately $28.4 million in cash and assumed approximately $16.6 million in accounts payable and other short-term liabilities associated with the operation of Harveys. The Company also purchased $2.0 million in additional inventory from the seller in connection with the seller’s exercise of an inventory put option agreement. The Company’s Consolidated Statement of Income (Loss) included the results of operations of Harveys prospectively from October 26, 2003.

Additional direct costs incurred in connection with the acquisition, principally legal and other professional fees, in the amount of $1.6 million have been included in the purchase price allocation.

The Harveys acquisition was accounted for using the purchase method of accounting. The purchase price is allocated to acquired assets and liabilities, based on their estimated fair values at the date of acquisition.

The net purchase price was initially allocated as follows:

(Dollars in thousands)
Current assets	$22,027
Property and equipment	15,584
Goodwill	4,057
Identified intangible and other non-current assets	6,880
Current liabilities	(15,573)
Non-current liabilities	(1,051)

Purchase price	$31,924

Delhaize Group Share Exchange

On April 25, 2001, the Company and Delhaize Group consummated a share exchange whereby Delhaize Group exchanged each outstanding share of the Company’s Class A and Class B common stock not already directly or indirectly held by Delhaize Group for 0.4 Delhaize Group American Depository Shares(ADSs) listed on The New York Stock Exchange or, at the option of each of the shareholders, 0.4 Delhaize Group ordinary shares listed on Euronext Brussels. The Company became a wholly-owned subsidiary of Delhaize Group as a result of the Delhaize Group share exchange. Prior to this time, Delhaize Group owned approximately 44.88% of the Company’s outstanding common stock. The Delhaize Group share exchange was accounted for using the purchase method of accounting. Effective as of the April 28, 2001 fiscal period end, the Company recorded adjustments to reflect the historical basis of 44.88% owned by Delhaize Group and the fair value of the purchased net assets as the new accounting basis in the Company’s financial statements.

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

The Company’s accounting for the share exchange transaction resulted in an allocation of the purchase price to the Company’s assets and liabilities, which after the allocation, are comprised of 44.88% of historical basis and 55.12% of new basis as of the transaction date.

Fair value step adjustments to property and equipment were primarily related to buildings and improvements of approximately $141.3 million and capital equipment of approximately $9.7 million. Increases to identified intangible and other non-current assets consisted primarily of economic lease values of approximately $310.7 million, trade names of approximately $242.5 million, assembled workforce of approximately $52.7 million, distribution network of approximately $84.3 million partially offset by reductions in the fair value of the prescription files of approximately $11.7 million and reductions in the fair value of the pension asset of approximately $12.7 million. The primary changes in the values of non-current liabilities as a result of the share exchange were fair value adjustments to decrease long-term debt by approximately $4.5 million, increase capital lease obligations by approximately $63.3 million, increase deferred income tax liabilities by approximately $313.4 million and to reduce approximately $73.0 million of the deferred loss on settlement of a hedge arrangement.

As a result of the accounting for the share exchange, the Company began recording additional depreciation and amortization during 2001 relating principally to property and equipment, intangible assets and goodwill. The impact on income before taxes for the 35 weeks ended December 29, 2001 was additional non-cash expense of approximately $59.6 million, of which $36.1 million related to goodwill and indefinite lived intangible assets. Goodwill and indefinite lived intangible assets were no longer amortized in 2002 and 2003 due to the issuance of SFAS No. 142.

3. Property and Equipment

Property and equipment consists of the following:

(Dollars in thousands)	2003	2002
Land and improvements	$289,031	$280,749
Buildings	705,582	673,289
Furniture, fixtures and equipment	1,853,414	1,703,475
Vehicles	128,745	123,053
Leasehold improvements	930,461	843,244
Construction in progress	29,670	31,697

	3,936,903	3,655,507
Less accumulated depreciation	1,538,791	1,230,941

	2,398,112	2,424,566

Property under capital leases	717,499	704,494

(Dollars in thousands)	2003	2002
Less accumulated depreciation	135,156	87,595

	582,343	616,899

	$2,980,455	$3,041,465

Depreciation expense totaled $419.9 million for fiscal 2003, $419.7 million for fiscal 2002, $280.2 million for the 35 weeks ended December 29, 2001 and, $129.6 million for the 17 weeks ended April 28, 2001.

At January 3, 2004 and December 28, 2002, the Company had $21.8 million and $21.1 million (net book value), respectively, in property held for disposal. At January 3, 2004, under the guidance of SFAS No. 144, these assets were classified as held for use because they do not meet the probability of sale within the one-year period criteria.

4. Intangible Assets

Intangible assets are comprised of the following:

(Dollars in thousands)	2003	2002
Goodwill	$2,984,492	$2,996,256
Trade names	486,752	481,952
Favorable lease rights	365,883	364,206
Prescription files	18,693	17,934
Liquor license	3,528	3,386
Other	23,462	8,442

	3,882,810	3,872,176
Less accumulated amortization	211,439	172,182

	$3,671,371	$3,699,994

The following represents a summary of changes in gross goodwill for fiscal 2003 and 2002.

	Fiscal 2003	Fiscal 2002
Balance at beginning of year	$2,996,256	$3,374,981
Additions	4,057	4,200
Reduction of goodwill for tax adjustment	(15,821)	—
Transitional impairment assessment	—	(288,291)
Delhaize Group share exchange final adjustment to purchase price allocation	—	23,261
Reclassification of deferred tax to goodwill related to intangible assets that did not meet the separability criteria of
SFAS No. 141	—	(117,895)

Balance at end of year	$2,984,492	$2,996,256

Amortization expense totaled $39.2 million for fiscal 2003, $37.7 million for fiscal 2002, $101.6 million for the 35 weeks ended December 29, 2001, and $30.6 million for the 17 weeks ended April 28, 2001.

On December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which required that we cease amortizing goodwill and other intangible assets with indefinite lives, and begin an annual assessment of potential impairment of goodwill and other indefinite lived intangible assets by comparing the book value of these assets to their current fair value. Accordingly, during the first quarter of 2002, the Company performed its transitional assessment for potential impairment at each of its three operating banners, since each chain represents a separate operating segment as defined by SFAS No. 131 and a separate reporting unit as defined by SFAS No. 142. In performing the assessment, the carrying value of assets and liabilities was determined for each reporting unit and compared to the fair value of each reporting unit, which was obtained from independent appraisals. If the carrying value of the reporting unit exceeded its fair value, a provision for impairment was recorded.

The Company’s transitional impairment assessment at its individual operating banners resulted in a non-cash impairment charge totaling approximately $288 million before taxes ($284 million net of taxes), which was recorded as a cumulative effect of change in accounting principle in the first quarter 2002. This impairment charge relates primarily to goodwill associated with the Delhaize Group share exchange and with the Company’s acquisitions of Kash n’ Karry and Hannaford. In addition, during the fourth quarter of 2002, testing led to additional impairment loss at the Company’s Kash n’ Karry banner. As a result, the intangible values at our Kash n’ Karry banner were reduced by approximately $26.9 million during the fourth quarter of 2002. The Hannaford banner also carries a significant goodwill balance due to the initial acquisition in 2000 and the assignment of goodwill to this banner related to the share exchange.

The Company’s policy requires that an annual impairment assessment for goodwill and other intangible assets with indefinite lives be conducted in the fourth quarter of each year in accordance with SFAS 142. Goodwill is tested for impairment at the operating banners since each chain represents a separate operating segment as defined by SFAS 131 and a separate reporting unit as defined by SFAS 142. The fair value of each reporting unit is compared with its carrying value, including goodwill. The Company estimated fair value based on projected discounted cash flows provided by management of each reporting unit. Trade names for each individual operating banner were also tested for impairment by comparing its fair value with its carrying value. The fair value of trade names were estimated using revenue projections of each reporting unit and applying an estimated royalty rate developed by a third party valuation expert. The cash flows were discounted to determine the fair value of the trade names. The Company had no impairment loss for 2003.

The following schedule reconciles the income before cumulative effect of change in accounting principle adjusted to exclude after-tax goodwill amortization expense in fiscal 2001:

	Fiscal	Fiscal	Fiscal
(Dollars in millions)	2003	2002	2001
Income before cumulative effect of change in accounting principle	$194	$252	$161
Add: Goodwill amortization (net of tax)	—	—	46

Adjusted income before cumulative effect of change in accounting principle	$194	$252	$207

The carrying amount of goodwill and trade names at each of the Company’s reporting units follows:

	Fiscal	Fiscal	Fiscal	Fiscal
	2003	2003	2002	2002
(Dollars in millions)	Goodwill	Trade names	Goodwill	Trade names
Food Lion	$1,138	$249	$1,142	$249
Hannaford	1,754	223	1,765	223
Harveys	4	5	—	—

	$2,896	$477	$2,907	$472

As of January 3, 2004 and December 28, 2002, the Company’s intangible assets with finite lives consist of favorable lease rights, liquor licenses, pharmacy files, and developed software. The components of its intangible assets with finite lives are as follows:

	Fiscal 2003			Fiscal 2002
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Value	Amortization	Net	Value	Amortization	Net
Favorable lease rights	$366	$(102)	$264	$364	$(67)	$297
Other	46	(11)	35	30	(6)	24

Total	$412	$(113)	$299	$394	$(73)	$321

Estimated amortization expense for intangible assets with finite lives for the five succeeding fiscal years follows:

(Dollars in millions)
2004	$37.6
2005	35.1
2006	32.9
2007	29.0
2008	23.9

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

5. Accrued Expenses

Accrued expenses consist of the following:

(Dollars in thousands)	2003	2002
Payroll and compensated absences	$102,423	$111,022
Employee benefit plans	35,709	50,140
Accrued interest	53,630	54,940
Other	106,627	98,749

	$298,389	$314,851

6. Employee Benefit Plans

The Company’s employees are covered by certain benefit plans, as described below.

Each of Food Lion and Kash n’ Karry sponsor a profit-sharing retirement plan covering their respective employees with one or more years of service. Employees become vested in any profit-sharing contributions made by their respective employers after five years of consecutive service. Forfeitures of profit-sharing contributions are used to offset plan expenses. The plans provide benefits to participants upon death, retirement or termination of employment with the Company. Profit-sharing contributions to the retirement plans are discretionary and are determined by the Company’s Board of Directors. Profit-sharing contributions totaled $34.6 million for fiscal 2003, $48.7 million for fiscal 2002, $20.8 million for the 35 weeks ended December 29, 2001, and $26.0 million for the 17 weeks ended April 28, 2001.

During 2002, Food Lion and Kash n’ Karry revised their respective profit-sharing plans to add a 401(k) feature which permits employees to make elective deferrals of their compensation and allows Food Lion and Kash n’ Karry to make matching contributions including safe harbor matching contributions for any years elected by the employers. With respect to any year in which the employers elect to make safe harbor matching contributions, the safe harbor matching contribution includes a nondiscretionary contribution equal to 100% of a participant’s elective deferral up to 3% of his or her compensation, and may include an additional discretionary contribution of 50% of a participant’s elective deferral which exceeds 3%, but which does not exceed 5% of his or her compensation. For plan year, 2003, Food Lion and Kash n’ Karry elected to match employee contributions pursuant to the “safe harbor” formula, including the additional discretionary match. Safe harbor matching contributions are made on a payroll by payroll basis. In addition to the 2003 discretionary profit-sharing contribution, Food Lion and Kash n’ Karry made safe harbor matching contributions that totaled approximately $6.6 million for fiscal 2003. Food Lion and Kash n’ Karry have also elected to follow the safe harbor matching formula for the 2004 plan year.

Harveys provides a defined contribution 401(k) plan to substantially all employees. The amount charged to expense for this plan was $0.07 million for fiscal 2003 from the acquisition date.

Hannaford provides a defined contribution 401(k) plan to substantially all employees. The amount charged to expense for this plan was approximately $7.1 million for fiscal 2003, $6.6 million for fiscal 2002, $4.1 million for the 35 weeks ended December 29, 2001 and $2.0 million for the 17 weeks ended April 28, 2001.

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

The following tables set forth the change in plans’ benefit obligations and assets as well as the plans’ funded status reconciled with the amounts shown in the Company’s financial statements for the Hannaford non-contributory, defined benefit pension plan and the post-retirement plan for the years ended January 3, 2004 and December 28, 2002.

Pension Benefits

	Fiscal	Fiscal
(Dollars in thousands)	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of period	$105,493	$95,136
Service cost	5,108	4,419
Interest cost	6,561	6,633
Settlements	45	—
Actuarial loss	4,875	7,646
Benefits paid	(10,211)	(8,341)

Benefit obligation at end of period	$111,871	$105,493

Change in plan assets:
Fair value of plan assets at beginning of period	$65,638	$76,840
Actual return on plan assets	11,087	(6,974)
Employer contribution	11,074	4,113
Benefits paid	(10,211)	(8,341)

Fair value of plan assets at end of period	$77,588	$65,638

Funded status at end of period:
Funded status at end of period	$(34,283)	$(39,855)
Unrecognized prior service cost	596	654
Unrecognized net actuarial loss	36,683	39,577
Minimum pension liability adjustment	(30,869)	(34,527)

(Accrued)/prepaid benefit cost	$(27,873)	$(34,151)

Weighted-average assumptions as of September 30 (the plan’s measurement date) used to determine benefit obligations:
Discount rate	6.0%	6.5%
Rate of compensation increase	4.5%	4.5%

Components of net periodic benefit cost:
Service cost	$5,108	$4,419
Interest expense	6,561	6,633
Expected return on plan assets	(5,728)	(7,845)
Amortization of prior service cost	58	57
Recognized net actuarial loss	2,350	688
Settlement	106	—

Net periodic benefit cost	$8,455	$3,952

Weighted-average assumptions as of October 1 (the beginning of the period) used to determine net periodic benefit cost:
Discount rate	6.5%	7.3%
Expected return on plan assets	9.0%	10.5%
Rate of compensation increase	4.5%	4.5%

Post-Retirement Benefits

	Fiscal	Fiscal
(Dollars in thousands)	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of period	$3,004	$3,614
Interest cost	185	254
Actuarial loss (gain)	1,222	(421)
Benefits paid	(330)	(443)

Benefit obligation at end of period	$4,081	$3,004

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	330	443
Benefits paid	(330)	(443)

Fair value of plan assets at end of period	$—	$—

Funded status at the end of period:
Funded status at the end of period	$(4,081)	$(3,004)
Unrecognized net actuarial loss (gain)	1,189	(33)

Accrued benefit cost	$(2,892)	$(3,037)

Weighted average assumptions as of September 30 (the plan’s measurement date) used to determine benefit obligations:
Discount rate	6.0%	6.5%
Healthcare claim cost trend rate assumed for next year	11.0%	12.0%
Ultimate healthcare claim cost trend rate	5.0%	5.0%
Year that ultimate healthcare claim cost trend rate is achieved	2011	2011

Components of net periodic benefit cost:
Interest cost	$185	$254
Recognized net actuarial loss	—	12

Net periodic benefit cost	$185	$266

Weighted average assumptions as of October 1 (the beginning of the period) used to determine net periodic benefit cost:
Discount rate	6.5%	7.3%
Healthcare claim cost trend rate (a)	12.0%	9.5%
Ultimate healthcare claim cost trend rate	5.0%	5.0%
Year that ultimate trend rate is reached (b)	2011	2011

(a) The healthcare claims cost trend rate in 2002 is for post age 65 retirees; the rate for pre age 65 retirees is 7.5%.

(b) In 2002, the year the ultimate healthcare claim cost trend rate is achieved is for post age 65 retirees, the year for pre-age 65 retirees in 2007.

A 1.0% change in the assumed health care trend rates would not have a material effect on the benefit obligation or expense of post-retirement benefits.

A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities. The projected benefit obligation and accumulated benefit obligation for the pension plans with accumulated benefit obligations in excess of plan assets were $110.5 million and $104.7 million at January 3, 2004 and $103.3 million and $98.3 million at December 28, 2002.

The Company’s investment policy is to maintain a targeted balance of equity securities, debt securities and cash equivalent in its portfolio. The portfolio is re-balanced periodically throughout the year. As of the plan’s measurement date, actual and targeted investment allocation percentages were as follows:

		Actual as of	Actual as of
	Target	9/30/03	9/30/02
Equities	60-70%	64.2%	60.3%
Debt	20-30%	31.8%	35.5%
Cash Equivalents	0-10%	4.0%	4.2%

The current sponsor funding policy has been generally to contribute the minimum required contribution and additional deductible amounts at the sponsor’s discretion. In 2004, we expect to make pension contributions, including voluntary amounts, of up to $9.0 million under this policy. Contributions of $11.1 million were made during 2003 under this policy.

7. Long-Term Debt

Long-term debt consists of the following:

(Dollars in thousands)	2003	2002
Notes, $600,000 face amount at 7.375%, due 2006 (plus premium of $12,962 and $18,515 for 2003 and 2002, respectively, based on effective interest rate of 6.34% and 6.32% for 2003 and 2002, respectively)	$612,962	$618,515

Notes, $1,100,000 face amount at 8.125%, due 2011 (plus premium of $1,052 and $2,053 for 2003 and 2002, respectively, based on effective interest rate of 8.10% and 8.09% for 2003 and 2002, respectively)	1,101,052	1,102,054

(Dollars in thousands)	2003	2002
Debentures, 9.000%, due 2031	855,000	855,000

Medium-term notes, $5,000 and $15,600 face amount, for 2003 and 2002, respectively, due 2006. Interest ranges from 8.67% to 8.73% (plus unamortized premiums of $95 and $221, for 2003 and 2002, respectively, based on effective interest rate of 6.41%)	5,095	15,821

Debt securities, $150,000 face amount, 7.55%, due 2007 (less unamortized discount of $347 and $452, for 2003 and 2002, respectively, based on effective interest rate of 7.71%)	149,653	149,548

Debt securities, $126,025 face amount at 8.05%, due 2027 (less unamortized discount of $4,570 and $4,765 for 2003 and 2002, respectively, based on effective interest rate of 8.77%)	121,455	121,260

Other notes, $76,298 and $87,085 face amount, for 2003 and 2002, respectively, due from 2004 to 2016. Interest ranges from 6.31% to 14.15% (less unamortized discount of $4,317 and $5,370 for 2003 and 2002, respectively, based on effective interest rate of 8.87% and 8.84% for 2003 and 2002, respectively)	71,981	81,715

Mortgage payables, $25,766 and $33,577 face amount, for 2003 and 2002, respectively, due from 2004 to 2016. Interest ranges from 7.55% to 10.20% (less unamortized discount of $193 and $26 based on effective interest rate of 8.82% and 8.71% for 2003 and 2002, respectively)	25,573	33,551

Financing obligation, at 7.25% due 2018	10,400	—

Other	—	1,902

	$2,953,171	$2,979,366
Less current portion	13,036	28,294

	$2,940,135	$2,951,072

At January 3, 2004 and December 28, 2002 $59.7 million and $65.4 million (net book value), respectively, in property was pledged as collateral for mortgage payables.

Approximate maturities of long-term debt in the years 2004 through 2008 are $13.0, $11.1, $632.4, $165.1 and $15.0 million, respectively.

In October 2003, the Hannaford banner, invoked the defeasance provisions of its outstanding 7.41% Senior Notes due February 15, 2009, 8.54% Senior Notes due November 15, 2004, 6.50% Senior Notes due May 15, 2008, 6.58% Senior Notes due February 15, 2011, 7.06% Senior Notes due May 15, 2016 and 6.31% Senior Notes due May 15, 2008 (collectively, the “Notes”) and placed sufficient funds in an escrow account to satisfy the remaining principal and interest payments due on the Notes. As a result of this defeasance, Hannaford is no longer subject to the negative covenants contained in the agreements governing these notes. As of January 3, 2004, $73.8 million in aggregate principal amount of these notes was outstanding. Cash committed to fund the escrow and not available for general corporate purposes, is considered restricted. At January 3, 2004, restricted funds of $9.9 million and $74.4 million are recorded in Current Other Assets and Non-current Other Assets, respectively.

During the last half of 2002, the Company repurchased $45 million of its $900 million 9.00% debentures and $23.975 million of its 8.05% debt securities resulting in a $8.1 million gain from the early extinguishment of debt offset by expenses of $1.7 million for the related unamortized debt issuance costs and discount written off. Net other loss from extinguishment of debt included $1.5 million loss for the related hedge loss written off. The Company elected early adoption of SFAS No. 145 for the costs incurred for the early extinguishment of debt. These costs are classified in the Company’s Consolidated Statement of Income (Loss) for 2002 below interest expense.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement modifies the treatment of sale-leaseback transactions and extinguishment of debt requiring gains and losses to be treated as ordinary income in most circumstances. While SFAS No. 145 is effective for the Company for the fiscal year 2003, early application is encouraged. The Company has applied the provisions of SFAS No. 145 to its early extinguishment of debt activity during fiscal 2002 and has classified the gain related to early extinguishment in the Company’s Statement of Income (Loss) below interest expense.

During the fourth quarter of 2001 and the third quarter of 2002, the Company entered into interest rate swap agreements, effectively converting a portion of the debt from fixed to variable rates. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for the Company’s agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. On December 30, 2003, the Company terminated $100 million of the 2011 interest rate swap arrangements. The notional principal amounts of interest rate swap arrangements as of January 3, 2004 were $300 million maturing in 2006 and $100 million maturing in 2011. For fiscal 2003 and fiscal 2002, interest expense decreased by $16.3 million and $12.0 million, respectively in connection with these agreements. These agreements met the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133 “Derivative Instruments and Hedging Activities.” The Company has recorded a derivative asset in connection with these agreements in the amount of $19.5 million and $24.0 million at January 3, 2004 and December 28, 2002, respectively, in the Company’s Consolidated Balance Sheet in Other Assets.

Prior to the offering of the original debt securities, the Company entered into interest rate hedge agreements to hedge against potential increases in interest rates. The notional amount of these hedge agreements was $1.75 billion. These hedge agreements were structured to hedge against the risk of increasing market interest rates based on U.S. treasury rates, with the specified rates based on the expected maturities of the related securities. These hedge agreements were settled in connection with the completion of the offering of the original debt securities, resulting in a payment in the amount of an unrealized loss of approximately $214 million in 2001. As a result of the adoption of SFAS No. 133 at the beginning of fiscal 2001, the unrealized loss was recorded in other comprehensive income (loss), net of taxes and is being amortized to interest expense over the term of the associated debt securities. The unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss, net of taxes, at January 3, 2004 and December 28, 2002 was $44.3 million and $49.5 million, respectively.

8. Credit Arrangements

The Company maintains a revolving credit facility with a syndicate of commercial banks providing $350.0 million in committed lines of credit. In December 2002, the credit facility was amended and the line of credit was reduced from $500.0 million to $350.0 million. The credit facility is secured by certain inventory of the Delhaize America operating subsidiaries. The $350.0 million facility expires in July 2005 and contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, and an asset coverage ratio, as defined. The Company must be in compliance with these covenants in order to have access to the credit facility. As of January 3, 2004, the Company was in compliance with all covenants contained in the credit facility. A deteriorating economic or operating environment can subject the Company to a risk of non-compliance with the covenants. The Company had no outstanding borrowings under this facility as of January 3, 2004 and had no borrowings during 2003. There were no borrowings outstanding at December 28, 2002. During 2002, the Company had average borrowings of $4.7 million at a daily weighted average interest rate of 3.19%. This facility is utilized to provide short-term capital to meet liquidity needs as necessary.

In addition, the Company has periodic short-term borrowings under other informal arrangements. There were no outstanding borrowings under these arrangements at January 3, 2004 or December 28, 2002.

9. Leases

The Company’s stores operate principally in leased premises. Lease terms for open stores generally range from 10 to 25 years with renewal options ranging from five to 20 years. The average remaining lease term for closed stores is 7.2 years. The following schedule shows, as of January 3, 2004, the future minimum lease payments under capital and operating leases.

		Operating Leases
	Capital	Open	Closed
(Dollars in thousands)	Leases	Stores	Stores
2004	$121,712	$214,843	$32,003
2005	120,058	210,698	30,443
2006	119,125	203,124	29,343
2007	118,040	193,325	28,035
2008	117,521	179,895	26,589
Thereafter	897,966	1,396,761	118,436

Total minimum payments	1,494,422	$2,398,646	$264,849

Less estimated executory costs	33,339

Net minimum lease payments	1,461,083
Less amount representing interest	739,545

Present value of net minimum lease payments	721,538
Less current portion	35,686

Capital lease obligations	$685,852

Future minimum payments for closed stores have not been reduced by minimum sublease income of $46.7 million due over the term of non-cancelable subleases.

The Company recognizes rent expense for operating leases with step rent provisions on a straight-line basis over the minimum lease term.

Total rent payments (net of sublease income) under operating leases for open and closed stores are as follows:

(Dollars in thousands)	2003	2002	2001
Minimum rents	$237,063	$226,547	$218,721
Contingent rents, based on sales	566	688	373

	$237,629	$227,235	$219,094

In addition, the Company has signed lease agreements for additional store facilities, the construction of which were not complete at January 3, 2004. The leases expire on various dates extending to 2024 with renewal options generally ranging from five to 20 years. Total future minimum rents under these agreements are approximately $234 million.

10. Closed Store Liabilities

The following table shows the number of stores closed and planned to be closed at the end of fiscal years 2001, 2002, and 2003:

	Discontinued		Planned
	Operations	Closed	Closings	Total
As of December 30, 2000	—	187	14	201
Store closings added	—	—	8	8
Planned closings completed	—	12	(12)	—
Stores sold/lease terminated	—	(20)	—	(20)

As of December 29, 2001	—	179	10	189

Store closings added	—	—	10	10
Planned closings completed	—	15	(15)	—
Stores sold/lease terminated	—	(22)	—	(22)

As of December 28, 2002	—	172	5	177

Store closings added	44	16	—	60
Planned closings completed	—	3	(3)	—
Stores sold/lease terminated	(5)	(26)	—	(31)

As of January 3, 2004	39	165	2	206

The following table reflects closed store liabilities at the end of fiscal years 2003, 2002 and 2001, and activity during each year including additions to closed store liabilities charged to operations or discontinued operations, additions for closed stores associated with purchase transactions, and adjustments to liabilities based on changes in facts and circumstances and payments made.

	2003	2003	2003	2002	2001
(Dollars in millions)	Disc Op	Closed	Total	Total	Total
Balance at beginning of year	$0.0	$146.6	$146.6	$164.8	$185.2
Additions:
Store closings — lease obligations	22.9	2.7	25.6	3.8	2.8
Store closing — other exit costs	3.2	0.3	3.5	0.9	0.3

Total additions	26.1	3.0	29.1	4.7	3.1
Adjustments:
Adjustments to estimates-lease obligation	0.8	(10.3)	(9.5)	(8.4)	4.2
Adjustments to estimates-other exit costs	0.8	(5.3)	(4.5)	5.0	0.3

Total adjustments	1.6	(15.6)	(14.0)	(3.4)	4.5
Reductions:
Lease payments made	(3.4)	(14.2)	(17.6)	(15.8)	(15.3)
Payments for other exit costs	(0.9)	(3.3)	(4.2)	(3.7)	(5.7)

Total reductions	(4.3)	(17.5)	(21.8)	(19.5)	(21.0)
Closed store liabilities associated with purchase transaction:
Lease obligations	—	0.1	0.1	—	—
Adjustment to Goodwill	—	—	—	—	(7.0)

Total acquired liabilities	—	0.1	0.1	—	(7.0)

Balance at end of year	$23.4	$116.6	$140.0	$146.6	$164.8

The fiscal 2003 balance of approximately $140.0 million consisted of lease liabilities and other exit cost liabilities of $114.1 million and $25.9 million, respectively, and includes lease liabilities of $20.3 million and other exit costs of $3.1 million associated with the closure of 44 underperforming stores during fiscal 2003 as discontinued operations. The fiscal 2002 balance of approximately $146.6 million consisted of lease liabilities and exit cost liabilities of $115.5 million and $31.1 million, respectively. The fiscal 2001 balance of $164.8 million consisted of $140.3 million of lease liabilities and $24.5 million of exit cost liabilities, and the opening 2001 balance consisted of $152.3 million of lease liabilities and $32.9 million of exit cost liabilities.

The Company provided for closed store liabilities in each of the periods presented above to reflect the estimated post-closing lease liabilities and other exit costs associated with the related store closing commitments. These other exit costs include estimated real estate taxes, common area maintenance, and insurance costs to be incurred after the store closes (all of which are contractually required payments under the lease agreements) over the remaining lease term. Store closings are generally completed within one year after the decision to close. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to 19 years. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. In addition in 2002, we made the decision to re-open a previously closed Hannaford store, under the Food Lion banner, and appropriately reversed the store closing reserves of $6.6 million. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. We use a discount rate based on the current treasury note rates adjusted for our current credit spread to calculate the present value of the remaining net rent payments on closed stores.

During fiscal 2003, we recorded net additions to closed store liabilities of $15.1 million primarily related to 16 store closings made in the ordinary course of our business and the closure of 44 underperforming Food Lion and Kash n Karry stores and also adjustments to estimates for stores previously closed. During the same period, we recorded cash reductions to our reserves for closed stores of approximately $21.8 million. These reductions included cash payments of approximately $17.6 million for ongoing rent payments on closed stores’ remaining lease obligations, net of sublease income, and $4.2 million paid for other exit costs, as discussed above.

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

During fiscal 2001, we recorded net additions to closed store liabilities of $7.6 million primarily related to 12 store closings made in the ordinary course of our business and adjustments to estimates for stores previously closed. During the same period, we recorded cash reductions to our reserves for closed stores of approximately $21.0 million. These reductions included cash payments of approximately $15.3 million for ongoing rent payments on closed stores’ remaining lease obligations, net of sublease income, and $5.7 million paid for other exit costs, as discussed above. The non-cash adjustments of $7.0 million related primarily to two events: 1) the revaluation of closed store liabilities of approximately $6.0 million as a result of the Delhaize Group share exchange and 2) a reduction for closed stores acquired in the Hannaford acquisition, based on final Hannaford purchase accounting allocation for approximately $13.0 million.

Except for stores classified as discontinued operations, the revenues and operating results for stores closed and not relocated are not material to the Company’s revenues and operating results for any of the fiscal years presented above. Future cash obligations for closed store liabilities are tied principally to the remaining non-cancelable lease payments less sublease payments to be received. See Note 20 for further discussion of discontinued operations.

11. Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings and other comprehensive earnings (losses). Other comprehensive earnings (losses) include items that are currently excluded from the Company’s net income (loss) and recorded directly to shareholders’ equity. Included in other comprehensive income (loss) are unrealized losses on hedges, minimum pension liability adjustments and unrealized security holding gains. Comprehensive income (loss) was $191,031, $(39,081), $121,626, $(98,397), for fiscal 2003 and 2002, 35 weeks ended December 29, 2001 and 17 weeks ended April 28, 2001, respectively.

12. Income Taxes

Provisions (benefits) for income taxes relating to continuing operations for 2003, 2002 and 2001 consist of the following:

(Dollars in thousands)	Current	Deferred	Total
2003 Successor
Federal	$196,092	$(57,040)	$139,052
State	35,726	(12,997)	22,729

	$231,818	$(70,037)	$161,781

2002 Successor
Federal	$95,001	$49,068	$144,069
State	16,311	6,078	22,389

	$111,312	$55,146	$166,458

2001
Federal — Successor 4/29/01 to 12/29/01	$68,683	$32,388	$101,071
Federal — Predecessor 12/31/00 to 4/28/01	27,986	(14)	27,972
State — Successor 4/29/01 to 12/29/01	9,016	5,832	14,848
State — Predecessor 12/31/00 to 4/28/01	3,474	(20)	3,454

	$109,159	$38,186	$147,345

The Company’s effective tax rate varied from the federal statutory rate as follows:

	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of
federal tax benefit	5.5	3.4	3.8
Non-deductible goodwill amortization	0.0	0.0	7.8
Other	1.5	0.3	(0.3)

	42.0%	38.7%	46.3%

The components of deferred income tax assets and liabilities at January 3, 2004 and December 28, 2002 are as follows:

(Dollars in thousands)	2003	2002
Deferred tax assets:
Leases	$107,481	$95,485
Provision for store closings	72,021	71,622
Tax loss carryforwards	40,952	38,809
Inventories	3,803	—
Interest	58,297	67,152
Accrued expenses	43,585	37,325

Total assets	326,139	310,393
Valuation allowance	(33,946)	(29,283)

Deferred tax asset (net of allowance)	292,193	281,110

Deferred tax liabilities:
Depreciation and amortization	(536,387)	(585,620)
Inventories	—	(33,828)

Total liabilities	(536,387)	(619,448)

Net deferred taxes	$(244,194)	$(338,338)

At January 3, 2004, the Company had deferred tax assets associated with net operating loss carryforwards for federal income tax purposes of approximately $7.0 million, which if unused would expire in 2011. In addition, the Company had deferred tax assets associated with net operating loss carryforwards for state income tax purposes of approximately $33.9 million that will expire from 2010 through 2022. The Company has provided a valuation allowance for the entire deferred tax asset relating to the state income tax loss carryforwards because realization is not considered more likely than not.

13. Other Liabilities

Other liabilities consist of the following:

(Dollars in thousands)	2003	2002
Closed store liabilities	$140,025	$146,586
Self-insurance reserves	131,977	119,827
Pension liability	27,873	34,151
Other	30,707	22,310

	330,582	322,874
Less current portion	55,626	49,372

	$274,956	$273,502

14. Stock Options and Restricted Stock Plans

The Company participates in a stock option plan of its parent company, Delhaize Group, under which incentive stock options to purchase up to 8 million shares of Delhaize Group American Depositary Shares (ADSs) may be granted to officers and key employees at prices equal to fair market value on the date of the grant. Options become exercisable as determined by the Board of Directors of Delhaize Group on the date of grant, provided that no option may be exercised more than ten years after the date of grant. Additionally, the Company still has options outstanding under a 1996 Food Lion Plan, a 1988 and 1998 Hannaford Plan and a 2000 Delhaize America Plan; however, the Company can no longer grant options under these plans. The terms and conditions of these plans are substantially consistent with the current Delhaize Group plan.

Upon completion of the Delhaize Group share exchange, most of the Company’s options to purchase Delhaize America Class A common stock, whether vested or unvested, were converted into options to purchase the number of Delhaize Group ADSs, rounded up to the nearest whole share, equal to the number of shares of the Company’s Class A common stock subject to the option, multiplied by 0.40. The converted options are subject to substantially the same terms and conditions as were applicable to the converted option prior to the effective time of the share exchange. The exchange options created a new measurement date and compensation expense was recorded in 2001 based on the aggregate intrinsic value of the options “in the money” at the share exchange date.

A summary of activity for the last three fiscal years for options outstanding and exercisable is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
2001(see Note 15)
Outstanding at beginning of year (a)	5,707,518,155	$0.02
Granted (a)	2,168,978,377	0.02
Exercised (a)	(262,753,717)	0.01
Forfeited/expired (a)	(155,289,841)	0.03

Outstanding at April 28, 2001 (a)	7,458,452,974	0.02

Conversion to DEG ADSs (see Note 15)
Outstanding at April 29, 2001	3,482,709	$39.30
Granted	17,284	52.51
Exercised	(287,441)	22.22
Forfeited/expired	(73,206)	55.15

Outstanding at end of year	3,139,346	40.29

Options exercisable at end of year	1,493,106	28.39

2002
Outstanding at beginning of year	3,139,346	$40.29
Granted	1,803,273	49.80
Exercised	(243,756)	20.44
Forfeited/expired	(288,196)	53.74

Outstanding at end of year	4,410,667	44.39

Options exercisable at end of year	1,843,993	36.48

2003
Outstanding at beginning of year	4,410,667	$44.39
Granted	2,136,675	28.94
Exercised	(380,704)	27.71
Forfeited/expired	(555,629)	47.14

Outstanding at end of year	5,611,009	39.37

Options exercisable at end of year	2,018,471	41.32

(a) Shares and weighted average exercise price reported reflect an adjustment related to the issuance of the stock dividend of 499 shares of Class A common stock for each share of the Company’s Class A and Class B common stock, as described in Note 15.

The following table summarizes options outstanding and options exercisable as of January 3, 2004, and the related weighted average remaining contractual life (years) and weighted average exercise price.

Options to Purchase Delhaize Group ADSs, Outstanding

		Weighted
		Average	Weighted
		Remaining	Average
Range of exercise	Number	Contractual	Exercise
prices	Outstanding	Life (years)	Price
$10.85 - $25.60	530,396	3.80	$20.41
$25.61 - $28.91	2,024,501	9.38	$28.91
$28.92 - $93.04	3,056,112	7.38	$49.58

$10.85 - $93.04	5,611,009	7.76	$39.37

Options to Purchase Delhaize Group ADSs, Exercisable

		Weighted
		Average
Range of exercise	Number	Exercise
prices	Exercisable	Price
$10.85 - $25.60	530,396	$20.41
$25.61 - $28.91	701	$27.18
$28.92 - $93.04	1,487,374	$48.78

$10.85 - $93.04	2,018,471	$41.32

As of January 3, 2004, there are approximately 3.5 million shares of Delhaize Group ADSs available for future grants of incentive compensation.

The Company also has restricted stock (Delhaize Group restricted ADSs) awards and restricted stock unit awards outstanding for executive employees. Restricted stock unit awards represent the right to receive the number of ADSs set forth in the award at the vesting date. Unlike awards of restricted stock, no ADSs are issued with respect to these awards until the applicable vesting dates. In May 2002, the Company ceased granting restricted stock awards and began granting restricted stock unit awards under its 2002 Restricted Stock Unit Award Plan.

In general, the Delhaize Group restricted ADSs and restricted stock unit awards will vest over five years from the grant dates. The weighted average grant date fair value for these shares is $28.91, $49.81 and $19.27 for 2003, 2002 and 2001, respectively. The Company recorded compensation expense related to restricted stock of $4.6 million for fiscal 2003, $7.7 million for fiscal 2002, $1.5 million for the 17 weeks ended April 28, 2001 and $4.2 million for the 35 weeks ended December 29, 2001.

A summary of activity for restricted stock grants and restricted stock unit awards for the last three fiscal years is presented below:

2001 (see Note 15)
Outstanding at beginning of year (a)	442,447,776
Granted (a)	169,688,595
Released from restriction (a)	(587,599)
Forfeited/expired (a)	(37,011,052)

Outstanding at April 28, 2001 (a)	574,537,720

Conversion to DEG ADSs (see Note 15)
2001
Outstanding at April 29, 2001	268,300
Granted	—
Released from restriction	(16,540)
Forfeited/expired	(711)

Outstanding at end of year	251,049

(a) Shares reported reflect an adjustment related to the issuance of the stock dividend of 499 shares of Class A common stock for each share of the Company’s Class A and Class B common stock, as described in Note 15.

2002
Outstanding at beginning of year	251,049
Granted	121,684
Released from restriction	(146,353)
Forfeited/expired	(22,306)

Outstanding at end of year	204,074

2003
Outstanding at beginning of year	204,074
Granted	249,247
Released from restriction	(52,336)
Forfeited/expired	(12,423)

Outstanding at end of year	388,562

15. Common Stock

On January 3, 2004, 81.86% and 18.14% of the issued and outstanding Class A non-voting common stock and 80.58% and 19.42% of the issued and outstanding Class B voting common stock was held, respectively, by Delhaize Group and Delhaize The Lion America, Inc. (“Detla”), a wholly owned subsidiary of Delhaize Group. In the aggregate, Delhaize Group and Detla owned 100% of the Class B voting common stock and 100% of the Class A non-voting common stock.

On April 25, 2001, the Company and Delhaize Group completed a share exchange, whereby each outstanding share of the Company’s Class A and Class B common stock not already owned by Delhaize Group or Detla, was exchanged for 0.40 Delhaize Group American Depositary Shares (“ADSs”), which are listed on the New York Stock Exchange, or, at the option of a Delhaize America shareholder, 0.40 Delhaize Group ordinary shares which are listed on Euronext Brussels. Each Delhaize Group ADS represents one ordinary share of Delhaize Group. The Delhaize Group share exchange was structured to be tax-free to the shareholders for U.S. federal income tax purposes. The Delhaize Group share exchange was unanimously approved by the board of directors and the board of directors of Delhaize Group, unanimously recommended to the board of directors by a four-person special committee of independent directors, and approved by the shareholders and the shareholders of Delhaize Group. Until April 25, 2001, shares of Delhaize America common stock were listed on the New York Stock Exchange.

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

16. Interest Expense

Interest expense consists of the following:

	Successor	Successor	Successor
	Company	Company	Company	Predecessor
			Period	Company
			from	Period from
			April 29,	December
			2001 to	31, 2000 to
			December	April, 28,
(Dollars in thousands)	2003	2002	29, 2001	2001
Interest on borrowings (net of $3.3, $2.6, $1.9, and $1.0 million capitalized in fiscal 2003, fiscal 2002, 35 weeks and 17 weeks of 2001, respectively)	$238,406	$249,322	$187,083	$84,826
Interest on capital leases	81,489	78,505	45,597	22,830

	$319,895	$327,827	$232,680	$107,656

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

18. Related Parties

The following is a description of related party transactions not disclosed in other footnotes to the Company’s consolidated financial statements.

The Company has entered into a joint venture with Delhaize Group regarding Food Lion Thailand (formerly known as Bel-Thai Supermarket Co., Ltd) a supermarket company based in Thailand. On January 18, 2000, the Company acquired, through a wholly-owned subsidiary, a 51% interest in Food Lion Thailand for approximately $3.9 million. Delhaize Group owns the remaining 49% interest in Food Lion Thailand. The Company subsequently contributed additional capital of approximately $13.0 million to Food Lion Thailand. The Company’s investment in Food Lion Thailand was consummated pursuant to arms-length negotiations and was approved by the Board of Directors of the Company (by a vote of the directors unaffiliated with Delhaize). In addition, the Company obtained a fairness opinion from Salomon Smith Barney, an investment banking firm, as to the fairness of the transaction to the Company. The Company accounts for its Food Lion Thailand investment under the equity method, and its share of Food Lion Thailand’s operating loss for fiscal 2003 was not material to the Company’s consolidated results of operation.

On November 27, 2001, the Company loaned $12 million to Detla. The loan balance increased to $24.5 million by the end fiscal 2003. This loan was amended during 2002 to extend the maturity date until November 27, 2007. Until the maturity date, Detla will pay interest on the unpaid principal amount at a rate equal to LIBOR plus 125 basis points. The $24.5 million is included in other assets in the Company’s Consolidated Balance Sheet.

On December 12, 2001, the Company was granted a term loan facility by Delhaize The Lion Coordination Center S.A., a Belgian Company wholly-owned by Delhaize Group, in the amount of $38 million intended for general corporate and working capital requirements. On September 19, 2002, the Company repaid the $38 million loan plus accrued interest totaling $1.1 million. Originally scheduled to mature on December 12, 2006, the note required interest at a rate equal to the LIBOR plus 125 basis points.

The consolidated balance sheet as of December 28, 2002 includes approximately $114.6 million in dividends payable to Delhaize Group. During 2003, this dividend was settled through the issuance of shares of common stock to the Company's shareholders.

19. Accounting Changes

In the second quarter of 2003, the Company changed its application of the LIFO method of accounting for store inventories from the retail method to the average item cost method. The effect of the change on the December 28, 2002 inventory valuation resulted in a decrease in inventory of $87.3 million at the beginning of fiscal year 2003. The change was made to more accurately reflect inventory value by eliminating the estimation inherent in the retail method. The cumulative effect of this change on periods prior to December 28, 2002 cannot be determined and accordingly, the effect of this change has been included as a component of cost of sales in the condensed consolidated statement of income for the 53 weeks ended January 3, 2004. In comparison with 2002 and excluding the $87.3 million charge, the impact of changing from the retail method to the average item cost method resulted in a $8.5 million increase in cost of sales for fiscal 2003. Pro forma effects of the change for periods prior to 2003 have not been presented, as cost information is not determinable.

In addition, the Company adopted Emerging Issues Task Force (EITF) Issue No. 02-16 during first quarter of 2003 and recorded the cumulative effect of a change in accounting principle of $10.9 million, net of tax during the first quarter.

See Note 4 for discussion of the fiscal 2002 accounting change related to accounting for goodwill.

20. Discontinued Operations

The Company classifies operations as discontinued if the operations and cash flows have been eliminated from ongoing operations and there is no significant continuing involvement. The Company believes operations are discontinued and cash flows are eliminated for a closed store if a relocation within the vicinity has not occurred.

The Company closed 44 underperforming Food Lion and Kash n’ Karry stores during fiscal 2003, of which 42 were closed during first quarter of 2003, one was closed during second quarter of 2003 and one closed during the fourth quarter of 2003. In accordance with the provisions of SFAS No. 144, a portion of the costs associated with the closure of these stores, as well as related operating activity prior to closing for these stores, was recorded in “Loss from Discontinued Operations, Net of Tax” in the Company Consolidated Statement of Income (Loss).

Operating activity prior to closing for the 44 discontinued stores is shown below:

			Successor
			Company for the	Predecessor
	Successor	Successor	35 Weeks Ended	Company for the
	Company	Company	December 29,	17 Weeks Ended
(Dollars in thousands)	Fiscal 2003	Fiscal 2002	2001	April 28, 2001
Net sales and other revenues	$21,120	$173,328	$124,340	$61,379
Net (loss)	$(5,619)	$(11,714)	$(7,024)	$(3,080)

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

Additional discontinued operations expenses not reserved totaled $6.0 million after taxes for fiscal 2003.

The following table shows the reserve balances for discontinued operations as of January 3, 2004:

	Other	Accrued
(Dollars in thousands)	liabilities	expenses	Total
Initial reserve balance	$(25,927)	$(1,640)	$(27,567)
Additions	(157)	—	(157)
Utilizations	2,667	1,640	4,307

Reserve balance as of January 3, 2004	$(23,417)	$–	$(23,417)

21. Subsequent Events

During the first quarter of 2004, the Company announced a new strategic plan for Kash n’ Karry, its Florida-based business. In conjunction with this plan, 34 underperforming Kash n’ Karry stores were closed in the first quarter of fiscal 2004. Pre-tax expenses associated with these store closings will be approximately $86 million to be recorded in the first quarter of 2004 in accordance with the provisions of SFAS No. 146. In addition, in accordance with the provisions of SFAS No. 144, the portion of these costs associated with closing the 34 underperforming stores, as well as related operating activity for these stores, will be appropriately accounted for as “discontinued operations” in the Company’s future filings.

22. Guarantor Subsidiaries

Delhaize America, Inc. has issued 7.375% notes due 2006, 8.125% notes due 2011 and 9.000% debentures due 2031. Substantially all of Delhaize America’s subsidiaries (the “Guarantor Subsidiaries”) have fully and unconditionally, jointly and severally guaranteed this debt. The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly owned subsidiaries of the Company. The non-guaranteeing subsidiaries represent less than 3% on an individual and aggregate basis of consolidated assets, pretax earnings, cash flow, and equity. Therefore, the non-guarantor subsidiaries’ information is not separately presented in the tables below, but rather is included in the column labeled “Guarantor Subsidiaries”. Condensed consolidated financial information for the Company and its Guarantor Subsidiaries is as follow:

Delhaize America, Inc.
Consolidated Statements of Income (Loss)
Successor Company
For the Year Ended January 3, 2004

	Parent	Guarantor
(Dollars in thousands)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$15,553,174	$—	$15,553,174
Cost of goods sold	—	11,711,383	—	11,711,383
Selling and administrative expenses	32,774	3,104,138	—	3,136,912

Operating (loss) income	(32,774)	737,653	—	704,879
Interest expense	224,766	95,129	—	319,895
Equity in earnings of subsidiaries	(343,229)	—	343,229	—

Income from continuing operations before income taxes	85,689	642,524	(343,229)	384,984
(Benefit) provision for income taxes	(97,113)	258,894	—	161,781

Income before loss from discontinued operations	182,802	383,630	(343,229)	223,203
Loss from discontinued operations, net of tax	—	29,455	—	29,455

Income before cumulative effect of changes in accounting principle	182,802	354,175	(343,229)	193,748
Cumulative effect of changes in accounting principle, net of tax	—	10,946	—	10,946

Net income	$182,802	$343,229	$(343,229)	$182,802

Delhaize America, Inc.
Consolidated Statements of Income (Loss)
Successor Company
For the Year Ended December 28, 2002

	Parent	Guarantor
(Dollars in thousands)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$14,871,830	$—	$14,871,830
Cost of goods sold	—	11,025,815	—	11,025,815
Selling and administrative expenses	33,113	3,060,039	—	3,093,152

Operating (loss) income	(33,113)	785,976	—	752,863
Interest expense	231,501	96,326	—	327,827
Equity in earnings of subsidiaries	(131,744)	—	131,744	—
Net gain from extinguishment of debt	(6,361)	—	—	(6,361)
Net other loss from extinguishment of debt	1,550	—	—	1,550

(Loss) income from continuing operations before income taxes	(128,059)	689,650	(131,744)	429,847
(Benefit) provision for income taxes	(95,637)	262,095	—	166,458

(Loss) income before loss from discontinued operations	(32,422)	427,555	(131,744)	263,389
Loss from discontinued operations, net of tax	—	11,714	—	11,714

(Loss) income before cumulative effect of changes in accounting principle	(32,422)	415,841	(131,744)	251,675
Cumulative effect of changes in accounting principle, net of tax	—	284,097	—	284,097

Net (loss) income	$(32,422)	$131,744	$(131,744)	$(32,422)

Delhaize America, Inc.
Consolidated Statements of Income (Loss)
Successor Company
For the Period from April 29, 2001 to December 29, 2001

	Parent	Guarantor
(Dollars in thousands)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$10,055,200	$—	$10,055,200
Cost of goods sold	—	7,460,644	—	7,460,644
Selling and administrative expenses	39,510	2,059,137	—	2,098,647
Merger expense	13,276	445	—	13,721

Operating (loss) income	(52,786)	534,974	—	482,188
Interest expense	173,701	58,979	—	232,680
Equity in earnings of subsidiaries	(283,915)	—	283,915	—

Income from continuing operations before income taxes	57,428	475,995	(283,915)	249,508
(Benefit) provision for income taxes	(69,137)	185,056	—	115,919

Income before loss from discontinued operations	126,565	290,939	(283,915)	133,589
Loss from discontinued operations, net of tax	—	7,024	—	7,024

Income before cumulative effect of changes in accounting principle	126,565	283,915	(283,915)	126,565
Cumulative effect of changes in accounting principle, net of tax	—	—	—	—

Net income	$126,565	$283,915	$(283,915)	$126,565

Delhaize America, Inc.
Consolidated Statements of Income (Loss)
Predecessor Company
For the Period from December 31, 2000 to April 28, 2001

	Parent	Guarantor
(Dollars in thousands)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$4,674,304	$—	$4,674,304
Cost of goods sold	—	3,506,564	—	3,506,564
Selling and administrative expenses	4,213	961,175	—	965,388
Merger expense	25,992	—	—	25,992

Operating (loss) income	(30,205)	206,565	—	176,360
Interest expense	77,621	30,035	—	107,656
Equity in earnings of subsidiaries	(101,050)	—	101,050	—

(Loss) income from continuing operations before income taxes	(6,776)	176,530	(101,050)	68,704
(Benefit) provision for income taxes	(40,974)	72,400	—	31,426

Income before loss from discontinued operations	34,198	104,130	(101,050)	37,278
Loss from discontinued operations, net of tax	—	3,080	—	3,080

Income before cumulative effect of changes in accounting principle	34,198	101,050	(101,050)	34,198
Cumulative effect of changes in accounting principle, net of tax	—	—	—	—

Net income	$34,198	$101,050	$(101,050)	$34,198

Delhaize America, Inc.
Consolidated Balance Sheets
Successor Company
As of January 3, 2004

	Parent	Guarantor
(Dollars in thousands)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$147,090	$166,539	—	$313,629
Receivables, net	1,327	110,667	(265)	111,729
Receivable from affiliate	12,086	72,138	(69,516)	14,708
Income tax receivable	11,895	—	(11,895)	—
Inventories	—	1,203,034	—	1,203,034
Prepaid expenses	2,409	38,825	—	41,234
Deferred tax assets	68,378	26,491	(68,378)	26,491
Other assets (Note 7)	—	9,936	—	9,936

Total current assets	243,185	1,627,630	(150,054)	1,720,761
Property and equipment, net	7,222	2,973,233	—	2,980,455
Goodwill, net	—	2,895,541	—	2,895,541
Other intangibles, net	—	775,830	—	775,830
Reinsurance recoverable from affiliate (Note 1)	—	129,869	—	129,869
Other assets	88,540	82,042	—	170,582
Investment in and advances to subsidiaries	5,964,277	—	(5,964,277)	—

Total assets	$6,303,224	$8,484,145	$(6,114,331)	$8,673,038

Liabilities and Shareholders’ Equity Current liabilities:
Accounts payable	$663	$749,024	—	$749,687
Payable to affiliate	57,638	13,996	(69,516)	2,118
Accrued expenses	53,414	244,975	—	298,389
Capital lease obligations — current	—	35,686	—	35,686
Long-term debt — current	—	13,301	(265)	13,036
Other liabilities — current	—	55,626	—	55,626
Income taxes payable	—	13,049	(11,895)	1,154

Total current liabilities	111,715	1,125,657	(81,676)	1,155,696
Long-term debt	2,845,482	94,653	—	2,940,135
Capital lease obligations	—	685,852	—	685,852
Deferred income taxes	—	339,063	(68,378)	270,685
Other liabilities	313	274,643	—	274,956

Total liabilities	2,957,510	2,519,868	(150,054)	5,327,324

Commitments and contingencies (Note 17)
Total shareholders’ equity	3,345,714	5,964,277	(5,964,277)	3,345,714

Total liabilities and shareholders’equity	$6,303,224	$8,484,145	$(6,114,331)	$8,673,038

Delhaize America, Inc.
Consolidated Balance Sheets
Successor Company
As of December 28, 2002

	Parent	Guarantor
(Dollars in thousands)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12,001	$119,640	—	$131,641
Receivables, net	22,312	139,046	(18,987)	142,371
Receivable from affiliate	4,930,102	6,531,191	(11,446,810)	14,483
Income tax receivable	276,363	6,036	(276,363)	6,036
Inventories	—	1,340,847	—	1,340,847
Prepaid expenses	1,693	28,929	—	30,622
Deferred tax assets	71,587	18,976	(71,587)	18,976

Total current assets	5,314,058	8,184,665	(11,813,747)	1,684,976
Property and equipment, net	8,080	3,033,385	—	3,041,465
Goodwill, net	—	2,907,305	—	2,907,305
Other intangibles, net	—	792,689	—	792,689
Reinsurance recoverable from affiliate (Note 1)	—	119,827	—	119,827
Other assets	77,129	11,425	—	88,554
Investment in and advances to subsidiaries	6,631,786	—	(6,631,786)	—

Total assets	$12,031,053	$15,049,296	$(18,445,533)	$8,634,816

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$781,166	(18,987)	$762,179
Dividend payable	114,636	—	—	114,636
Payable to affiliate	5,957,109	5,498,660	(11,446,810)	8,959
Accrued expenses	53,355	261,496	—	314,851
Capital lease obligations — current	—	32,652	—	32,652
Long-term debt — current	10,426	17,868	—	28,294
Other liabilities — current	—	49,372	—	49,372
Income taxes payable	—	276,363	(276,363)	—

Total current liabilities	6,135,526	6,917,577	(11,742,160)	1,310,943
Long-term debt	2,851,771	99,301	—	2,951,072
Capital lease obligations	—	698,283	—	698,283
Deferred income taxes	—	428,901	(71,587)	357,314
Other liabilities	54	273,448	—	273,502

Total liabilities	8,987,351	8,417,510	(11,813,747)	5,591,114

Commitments and contingencies (Note 17)
Total shareholders’ equity	3,043,702	6,631,786	(6,631,786)	3,043,702

Total liabilities and shareholders’equity	$12,031,053	$15,049,296	$(18,445,533)	$8,634,816

Delhaize America, Inc.
Consolidated Statements of Cash Flows
Successor Company
For the Year Ended January 3, 2004

	Parent	Guarantor
(Dollars in thousands)	(Issuer)	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(203,507)	$942,636	$739,129

Cash flows from investing activities
Capital expenditures	(16)	(379,444)	(379,460)
Investment in Harveys, net of cash acquired	(31,924)	194	(31,730)
Proceeds from sale of property	—	34,370	34,370
Other investment activity	(31,481)	1,844	(29,637)

Net cash used in investing activities	(63,421)	(343,036)	(406,457)

Cash flows from financing activities
Financing obligation	—	10,400	10,400
Principal payments on long-term debt	(10,600)	(20,501)	(31,101)
Principal payments under capital lease obligations	—	(32,513)	(32,513)
Escrow funding for Senior Notes	—	(86,592)	(86,592)
Escrow maturities	—	2,283	2,283
Taxes paid on capital contribution	(4,692)	—	(4,692)
Net change in advances to subsidiaries	425,778	(425,778)	—
Termination of interest rate swap	(2,653)	—	(2,653)
Parent common stock repurchased	(7,817)	—	(7,817)
Proceeds from stock options exercised	2,001	—	2,001

Net cash provided by (used in) financing activities	402,017	(552,701)	(150,684)

Net increase in cash and cash equivalents	135,089	46,899	181,988
Cash and cash equivalents at beginning of year	12,001	119,640	131,641

Cash and cash equivalents at end of year	$147,090	$166,539	$313,629

Delhaize America, Inc.
Consolidated Statements of Cash Flows
Successor Company
For the Year Ended December 28, 2002

	Parent	Guarantor
(Dollars in thousands)	(Issuer)	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(265,083)	$1,113,474	$848,391

Cash flows from investing activities
Capital expenditures	(13)	(484,960)	(484,973)
Proceeds from sale of property	—	17,305	17,305
Other investment activity	(9,888)	5,449	(4,439)

Net cash used in investing activities	(9,901)	(462,206)	(472,107)

Cash flows from financing activities
Net payments under short-term borrowings	(140,000)	—	(140,000)
Principal payments on long-term debt	(99,840)	(18,615)	(118,455)
Principal payments under capital lease obligations	—	(30,237)	(30,237)
Net change in advances to subsidiaries	600,800	(600,800)	—
Dividends paid	(86,023)	—	(86,023)
Parent common stock repurchased	(11,720)	—	(11,720)
Proceeds from stock options exercised	4,586	—	4,586

Net cash provided by (used in) financing activities	267,803	(649,652)	(381,849)

Net (decrease) increase in cash and cash equivalents	(7,181)	1,616	(5,565)
Cash and cash equivalents at beginning of year	19,182	118,024	137,206

Cash and cash equivalents at end of year	$12,001	$119,640	$131,641

Delhaize America, Inc.
Consolidated Statements of Cash Flows
Successor Company
For the Period from April 29, 2001 to December 29, 2001

	Parent	Guarantor
(Dollars in thousands)	(Issuer)	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(136,269)	$644,933	$508,664

Cash flows from investing activities
Capital expenditures	(10)	(272,205)	(272,215)
Proceeds from sale of property	—	25,741	25,741
Other investment activity	(15,008)	1,574	(13,434)

Net cash used in investing activities	(15,018)	(244,890)	(259,908)

Cash flows from financing activities
Net payments under short-term borrowings	(105,000)	—	(105,000)
Principal payments on long-term debt	(105,700)	(18,971)	(124,671)
Proceeds from issuance of long-term debt	38,000	—	38,000
Principal payments under capital lease obligations	—	(23,474)	(23,474)
Net change in advances to subsidiaries	351,732	(351,732)	—
Parent common stock repurchased	(18,069)	—	(18,069)
Proceeds from stock options exercised	6,011	—	6,011
Payment to dissenters	(136)	—	(136)

Net cash provided by (used in) financing activities	166,838	(394,177)	(227,339)

Net increase in cash and cash equivalents	15,551	5,866	21,417
Cash and cash equivalents at beginning of year	3,631	112,158	115,789

Cash and cash equivalents at end of year	$19,182	$118,024	$137,206

Delhaize America, Inc.
Consolidated Statements of Cash Flows
Predecessor Company
For the Period from December 31, 2000 to April 28, 2001

	Parent	Guarantor
(Dollars in thousands)	(Issuer)	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(90,974)	$366,534	$275,560

Cash flows from investing activities
Capital expenditures	(287)	(122,290)	(122,577)
Proceeds from sale of property	—	4,230	4,230
Other investment activity	—	(816)	(816)

Net cash used in investing activities	(287)	(118,876)	(119,163)

Cash flows from financing activities
Net payments under short-term borrowings	(2,495,000)	—	(2,495,000)
Principal payments on long-term debt	—	(7,317)	(7,317)
Proceeds from issuance of long-term debt	2,600,000	—	2,600,000
Principal payments under capital lease obligations	—	(10,210)	(10,210)
Net change in advances to subsidiaries	250,354	(250,354)	—
Direct financing costs incurred	(23,105)	—	(23,105)
Dividends paid	(28,572)	—	(28,572)
Proceeds from stock options exercised	2,031	—	2,031
Cash paid to settle derivative instruments	(214,071)	—	(214,071)

Net cash provided by (used in) financing activities	91,637	(267,881)	(176,244)

Net increase (decrease) in cash and cash equivalents	376	(20,223)	(19,847)
Cash and cash equivalents at beginning of year	3,255	132,381	135,636

Cash and cash equivalents at end of year	$3,631	$112,158	$115,789

The wholly-owned direct subsidiaries named below fully and unconditionally and jointly and severally guarantee Delhaize America’s 7.375% notes due 2006, 8.125% notes due 2011 and 9.000% debentures due 2031.

•	Food Lion, LLC is a North Carolina limited liability company that operates substantially all of the Company’s Food Lion stores. Food Lion’s executive offices are located at 2110 Executive Drive, Salisbury, North Carolina 28145-1330.

•	Hannaford Bros. Co. is a Maine corporation that operates substantially all of the Company’s Hannaford’s stores. Hannaford’s executive offices are located at 145 Pleasant Hill Road, Scarborough, Maine 04074.

•	Kash n’ Karry Food Stores, Inc. is a Delaware corporation that operates all the Company’s Kash n’ Karry stores. Kash n’ Karry executive offices are located at 6401 Harney Road, Suite A, Tampa, Florida 33610.

•	J.H. Harvey Co., LLC is a Georgia limited liability company that operates all of the Company’s Harveys stores. Harveys executive offices are located at 727 S. Davis St., Nashville, Georgia 31639.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Delhaize America, Inc.
Salisbury, North Carolina

We have audited the accompanying consolidated balance sheets of Delhaize America, Inc. and subsidiaries (the “Company”) as of January 3, 2004 and December 28, 2002, and the related consolidated statements of income (loss), shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2004 and December 28, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to comply with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Also, as discussed in Note 19 to the financial statements, in 2003, the Company changed its method of accounting for inventory from the retail method to the average item cost method and changed its method of accounting for vendor consideration received to comply with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
April 1, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Delhaize America, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Delhaize America, Inc. and subsidiaries (the “Company”) at December 29, 2001, and the results of their operations and their cash flows for the period from April 29, 2001 to December 29, 2001, and the period from December 31, 2000 to April 28, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the financial statements, the Company changed its method of accounting for derivative instruments in the year ended December 29, 2001.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 14, 2002, except for Notes 20 and 22,
for which the date is April 1, 2004

Results by Quarter
(unaudited)

(Dollars in thousands)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2003	(13 Weeks)	(13 Weeks)	(13 Weeks)	(14 Weeks)
Net sales and other revenues	$3,679,073	$3,793,682	$3,871,118	$4,209,301
Cost of goods sold	2,789,305	2,849,263	2,912,002	3,160,813
Selling and administrative expenses	752,453	765,035	777,802	841,622
Operating income	137,315	179,384	181,314	206,866
Net income	3,562	60,628	63,126	55,486

(Dollars in thousands)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2002	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)
Net sales and other revenues	$3,703,779	$3,710,570	$3,773,794	$3,683,687
Cost of goods sold	2,745,982	2,768,496	2,821,434	2,689,903
Selling and administrative expenses	767,744	755,724	778,280	791,404
Operating income	190,053	186,350	174,080	202,380
Net income (loss)	(224,870)	60,827	52,058	79,563

Note results by quarter are restated to exclude discontinued operations.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

(a) Previous Independent Accountant.

In connection with the Delhaize Group share exchange, on March 14, 2002, Delhaize America dismissed PricewaterhouseCoopers LLP as its independent accountant, effective March 29, 2002, which is the date the Company filed its Annual Report on Form 10-K for the fiscal year ended December 29, 2001, and selected Deloitte & Touche LLP as its new independent accountant. The decision to change the independent accountant was unanimously approved by the Company’s Board of Directors. Deloitte & Touche LLP serves as the independent accountant for Delhaize Group. The Board of Directors of Delhaize Group in 2002 nominated Deloitte & Touche LLP to serve as independent accountant of Delhaize Group and its subsidiaries, including the Company, for another three-year term beginning with fiscal year 2002, subject to the approval of the Delhaize Group workers council and Delhaize Group’s shareholders, which have been obtained. The Delhaize Group shareholders voted Deloitte & Touche LLP as independent accountant of Delhaize Group and its subsidiaries, including the Company, at the Delhaize Group annual shareholders meeting held on May 23, 2002.

The report of PricewaterhouseCoopers LLP on the Company’s consolidated financial statements for the year ended December 29, 2001 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 29, 2001 and through March 29, 2002, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused the firm to make reference thereto in its reports on the Company’s consolidated financial statements for such years.

During the year ended December 29, 2001 and through March 29, 2002, PricewaterhouseCoopers LLP has not advised the Company of any reportable events, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements above. A copy of such letter is attached hereto as Exhibit 16.

(b) New Independent Accountant.

On March 14, 2002 the Company selected Deloitte & Touche LLP as its new independent accountant, effective March 29, 2002. During the year ended December 29, 2001 and through March 29, 2002, the Company has not consulted with Deloitte & Touche LLP regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, in which either a written report was provided to the Company or oral advice was provided that Deloitte & Touche LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K. The Company has authorized PricewaterhouseCoopers LLP to respond fully to any inquiries from Deloitte & Touche LLP relating to its engagement as the Company’s independent accountant.

Item 9A. Controls and Procedures.

As of January 3, 2004, an evaluation was carried out under the supervision and with the participation of Delhaize America’s management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of January 3, 2004. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Omitted

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 13. Certain Relationships and Related Transactions.

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14. Principal Accounting Fees and Services.

As described under Item 9 of Part II of this report, in connection with the Delhaize Group share exchange, on March 14, 2002 Delhaize America dismissed PricewaterhouseCoopers LLP as its independent accountant, effective March 29, 2002, which is the date the Company filed its Annual Report on Form 10-K for the fiscal year ended December 29, 2001, and selected Deloitte & Touche LLP as its new independent accountant. Deloitte & Touche LLP also serves as the independent accountant for Delhaize Group.

Deloitte & Touche LLP and its affiliates (collectively, “Deloitte”) provided Delhaize America services during 2003 and 2002 as follows:

	2003	2002

Audit fees	$681,581	$529,825
Audit-related fees	490,199	362,401
Tax fees	1,544,610	937,794
All other fees	—	170,766

Total	$2,716,390	$2,000,786

•	Audit Fees. Represents fees for professional services provided for the audit of Delhaize America’s annual financial statements and review of Delhaize America’s quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings.

•	Audit-Related Fees. Represents fees for employee benefit plan audits and consultation on accounting pronouncements.

•	Tax Fees. Represents fees for professional services provided primarily for tax advice and consulting. Certain amounts included in 2003 relate to services performed in prior years, which became billable in 2003.

•	All Other Fees. Represents fees for services not otherwise included in the categories above.

Delhaize America is wholly-owned by Delhaize Group, a foreign private issuer with American Depositary Shares listed on the New York Stock Exchange that files reports with the Securities and Exchange Commission. The Audit Committee of Delhaize Group provides audit committee services for Delhaize America.

Pursuant to the Delhaize Group Audit Committee Charter, the Delhaize Group Audit Committee (the “Audit Committee”) is directly responsible for the appointment, compensation and oversight of the independent auditor. The Audit Committee pre-approves all audit services and non-audit services to be provided by our independent auditor. The Audit Committee may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented at the next Audit Committee meeting.

The Audit Committee will not approve any prohibited non-audit service or any non-audit service that individually or in the aggregate may impair, in the Audit Committee’s opinion, the independence of our independent auditor.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) The following documents are filed as part of this report:

     1. Financial Statements:

PAGES
Consolidated Statements of Income (Loss) for fiscal year 2003 ended January 3, 2004, for fiscal year 2002 ended December 28, 2002, for the period from April 29, 2001 to December 29, 2001, and for the period from December 31, 2000 to April 28, 2001	25

Consolidated Balance Sheets, as of January 3, 2004 and December 28, 2002	26

Consolidated Statements of Cash Flows for fiscal year 2003 ended January 3, 2004, for fiscal year 2002 ended December 28, 2002 and for the period from April 29, 2001 to December 29, 2001, and for the period from December 31, 2000 to April 28, 2001	27-30

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the fiscal year ended January 3, 2004, for the fiscal year ended December 28, 2002 and for the period from April 29, 2001 to December 29, 2001, and for the period from December 31, 2000 to April 28, 2001	31-33

Notes to Consolidated Financial Statements	34-79

Report of Deloitte & Touche LLP	80
Report of PricewaterhouseCoopers LLP	81
Results by Quarter (unaudited)	82

     2.        Other:

     All other schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     3.        Exhibits:

Exhibit No.	Description
2	Agreement and Plan of Share Exchange dated as of November 16, 2000 between Etablissements Delhaize Frères et Cie “Le Lion” S. A. and the Company, as amended (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form F-4 of Etablissements Delhaize Frères et Cie “Le Lion” S. A. dated March 23, 2001) (Registration No. 333-13302)

3 (a)	Articles of Incorporation, together with all amendments thereto (through May 5, 1988)(incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

3	(b)	Articles of Amendment to Articles of Incorporation, effective as of September 9, 1999 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 7, 1999) (SEC File No. 1-15275)

3	(c)	Articles of Amendment to Articles of Incorporation, effective as of April 25, 2001 (incorporated by reference to Exhibit 3(c) of the Company’s Annual Report on Form 10-K dated March 29, 2002) (SEC File No. 0-6080)

3	(d)	Bylaws of the Company effective May 25, 2001 (incorporated by reference to Exhibit 3(d) of the Company’s Annual Report on Form 10-K dated March 29, 2002 )(SEC File No. 0-6080)

4	(a)	Indenture dated as of August 15, 1991, between the Company and The Bank of New York, as Trustee, providing for the issuance of an unlimited amount of debt securities in one or more series (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

4	(b)	Form of Food Lion, Inc. Medium Term Note (Global Fixed Rate) (incorporated by reference to Exhibit 4(b) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

4	(c)	Indenture, dated as of April 15, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4	(d)	First Supplemental Indenture, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4	(e)	Second Supplemental Indenture, dated as of September 6, 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash n’ Karry Food Stores, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(e) of the Company’s Registration Statement on Form S-4 dated September 17, 2001) (Registration No. 333-69520)

4	(f)	Form of Third Supplemental Indenture, dated as of November , 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash n Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop n Save-Mass., Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(f) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)

4	(g)	Registration Rights Agreement, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and Salomon Smith Barney, Inc., Chase Securities Inc. and Deutsche Banc Alex. Brown, in their respective capacities as initial purchasers and as representatives of the other initial purchasers (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4	(h)	Fourth Supplemental Indenture, dated March 10, 2004 and effective as of December 31, 2003, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co, Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop‘n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannford Licensing Corp. and The Bank of New York

10	(a)	U.S. Distribution Agreement dated August 20, 1991, between the Company and Goldman, Sachs & Co. and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount of the Company’s Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

10	(b)	License Agreement between the Company and Etablissements Delhaize Frères et Cie “Le Lion” S.A. dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company’s Annual Report on Form 10-K dated March 31, 1994) (SEC File No. 0-6080)

10	(c)	License Agreement, dated as of June 19, 1997, among the Company, Kash n’ Karry Food Stores, Inc., and Etablissements Delhaize Frères et Cie “Le Lion” S.A. (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated July 25, 1997) (SEC File No. 0-6080)

10	(d)	First Supplement Indenture dated as of April 21, 1997, among Food Lion Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 0-6080)

10	(e)	Underwriting Agreement dated as of April 16, 1997, between Food Lion, Inc. and Salomon Brothers, Inc. for itself and as representative for NationsBanc Capital Markets Inc. (incorporated by reference to Exhibit 10(b) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 0-6080)

10	(f)	Agreement, dated as of January 4, 1998, between Etablissements Delhaize Frères et Cie “Le Lion” S.A. and the Company (incorporated by reference to 10(af) of the Company’s Annual Report on Form 10-K dated April 8, 1998) (SEC File No. 0-6080)

10	(g)	Amended and Restated Credit Agreement dated as of January 26, 2000 and amended and restated as of December 20, 2002 among Delhaize America, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, as Issuing Bank and as Administrative Agent, relating to $350,000,000 5-Year Revolving Credit Facility (incorporated by reference to 10(z) of the Company’s Annual Report on Form 10-K dated March 27, 2003) (SEC File No. 0-6080)

10	(h)	Guaranty, dated as of April 19, 2001, by Food Lion, LLC in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(an) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10	(i)	Guaranty, dated as of September 6, 2001, by Hannaford Bros. Co. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(as) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10	(j)	Guaranty, dated as of September 6, 2001, by Kash N’ Karry Food Stores, Inc. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(au) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(k)	Form of Additional Guaranty, dated as of November , 2001, by FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop `N Save-Mass., Inc., Hannaford Procurement Corp. and Boney Wilson & Sons, Inc. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(ay) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)

16	Letter dated April 5, 2002 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16 of the Company’s Amendment No. 1 to Current Report on Form 8-K dated April 5, 2002) (SEC File No. 0-6080)

18	Preferability Letter from Deloitte & Touche LLP (incorporated by reference to Exhibit 18 of the Company’s Quarterly Report on Form 10-Q dated August 12, 2003)(SEC File No. 000-06080)

23(a)	Consent of Deloitte & Touche LLP

23(b)	Consent of PricewaterhouseCoopers LLP

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31(b)	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32	Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

99	Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K

(b) Reports on Form 8-K:

Current Report on Form 8-K filed January 7, 2003, disclosing that on January 7, 2003 Delhaize Group, the Belgian international food retailer that owns Delhaize America announced that Delhaize America has amended its existing revolving credit facility.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delhaize America, Inc.
Date: April 2, 2004	By:	/s/ Carol M. Herndon
Carol M. Herndon
Executive Vice President of Accounting and Analysis and Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: April 2, 2004	By:	/s/ Carol M. Herndon
Carol M. Herndon
Executive Vice President of Accounting and Analysis and Chief Accounting Officer (Principal Financial and Accounting Officer)

Date: April 2, 2004	By:	/ s/ Pierre-Olivier Beckers
Pierre-Olivier Beckers
Chairman and Chief Executive Officer Director

Date: April 2, 2004	By:	/s/ William G. Ferguson
William G. Ferguson
Director

Date: April 2, 2004	By:	/s/ Robert J. Murray
Robert J. Murray
Director

Date: April 2, 2004	By:	/s/ William L. Roper
William L. Roper
Director

EXHIBIT INDEX
to
ANNUAL REPORT ON FORM 10-K of
Delhaize America, Inc.
For the Fiscal Year Ended January 3, 2004

Exhibit No.		Description
2		Agreement and Plan of Share Exchange dated as of November 16, 2000 between Etablissements Delhaize Frères et Cie “Le Lion” S. A. and the Company, as amended (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form F-4 of Etablissements Delhaize Frères et Cie “Le Lion” S. A. dated March 23, 2001) (Registration No. 333-13302)

3	(a)	Articles of Incorporation, together with all amendments thereto (through May 5, 1988)(incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

3	(b)	Articles of Amendment to Articles of Incorporation, effective as of September 9, 1999 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 7, 1999) (SEC File No. 1-15275)

3	(c)	Articles of Amendment to Articles of Incorporation, effective as of April 25, 2001 (incorporated by reference to Exhibit 3(c) of the Company’s Annual Report on Form 10-K dated March 29, 2002) (SEC File No. 0-6080)

3	(d)	Bylaws of the Company effective May 25, 2001 (incorporated by reference to Exhibit 3(d) of the Company’s Annual Report on Form 10-K dated March 29, 2002 (SEC File No. 0-6080)

4	(a)	Indenture dated as of August 15, 1991, between the Company and The Bank of New York, as Trustee, providing for the issuance of an unlimited amount of debt securities in one or more series (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

4	(b)	Form of Food Lion, Inc. Medium Term Note (Global Fixed Rate) (incorporated by reference to Exhibit 4(b) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

4	(c)	Indenture, dated as of April 15, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4	(d)	First Supplemental Indenture, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4	(e)	Second Supplemental Indenture, dated as of September 6, 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash n’ Karry Food Stores, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(e) of the Company’s Registration Statement on Form S-4 dated September 17, 2001) (Registration No. 333-69520)

4	(f)	Form of Third Supplemental Indenture, dated as of November , 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash `n Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop `n Save-Mass., Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(f) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)

Exhibit No.		Description
4	(g)	Registration Rights Agreement, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and Salomon Smith Barney, Inc., Chase Securities Inc. and Deutsche Banc Alex. Brown, in their respective capacities as initial purchasers and as representatives of the other initial purchasers (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4	(h)	Fourth Supplemental Indenture, dated March 10, 2004 and effective as of December 31, 2003, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co. Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop ’n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannford Licensing Corp. and The Bank of New York

10	(a)	U.S. Distribution Agreement dated August 20, 1991, between the Company and Goldman, Sachs & Co. and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount of the Company’s Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

10	(b)	License Agreement between the Company and Etablissements Delhaize Frères et Cie “Le Lion” S.A. dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company’s Annual Report on Form 10-K dated March 31, 1994) (SEC File No. 0-6080)

10	(c)	License Agreement, dated as of June 19, 1997, among the Company, Kash n’ Karry Food Stores, Inc., and Etablissements Delhaize Frères et Cie “Le Lion” S.A. (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated July 25, 1997) (SEC File No. 0-6080)

10	(d)	First Supplement Indenture dated as of April 21, 1997, among Food Lion Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 0-6080)

10	(e)	Underwriting Agreement dated as of April 16, 1997, between Food Lion, Inc. and Salomon Brothers, Inc. for itself and as representative for NationsBanc Capital Markets Inc. (incorporated by reference to Exhibit 10(b) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 0-6080)

10	(f)	Agreement, dated as of January 4, 1998, between Etablissements Delhaize Frères et Cie “Le Lion” S.A. and the Company (incorporated by reference to 10(af) of the Company’s Annual Report on Form 10-K dated April 8, 1998) (SEC File No. 0-6080)

10	(g)	Amended and Restated Credit Agreement dated as of January 26, 2000 and amended and restated as of December 20, 2002 among Delhaize America, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, as Issuing Bank and as Administrative Agent, relating to $350,000,000 5-Year Revolving Credit Facility (incorporated by reference to 10(z) of the Company’s Annual Report on Form 10-K dated March 27, 2003) (SEC File No. 0-6080)

10	(h)	Guaranty, dated as of April 19, 2001, by Food Lion, LLC in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(an) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10	(i)	Guaranty, dated as of September 6, 2001, by Hannaford Bros. Co. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(as) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10	(j)	Guaranty, dated as of September 6, 2001, by Kash N’ Karry Food Stores, Inc. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(au) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

Exhibit No.	Description
10(k)	Form of Additional Guaranty, dated as of November , 2001, by FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop `N Save-Mass., Inc., Hannaford Procurement Corp. and Boney Wilson & Sons, Inc. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(ay) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)

16	Letter dated April 5, 2002 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16 of the Company’s Amendment No. 1 to Current Report on Form 8-K dated April 5, 2002) (SEC File No. 0-6080)

18	Preferability Letter from Deloitte & Touche LLP (incorporated by reference to Exhibit 18 of the Company’s Quarterly Report on Form 10-Q dated August 12, 2003) (SEC File No. 000-06080)

23(a)	Consent of Deloitte & Touche LLP

23(b)	Consent of PricewaterhouseCoopers LLP

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31(b)	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32	Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

99	Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K