Form 10-Q
period 2004-04-03
DELHAIZE AMERICA INC
filed 2004-05-18
CIK 37912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

Yes [  ] No [X]

Outstanding shares of common stock of the Registrant as of May 18, 2004.

Class A Common Stock – 91,270,348,481
Class B Common Stock – 75,468,935

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF
FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELHAIZE AMERICA, INC.
INDEX TO FORM 10-Q
April 3, 2004

Page
Forward Looking Statements	3-4

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income for the 13 weeks ended April 3, 2004 and March 29, 2003	5

Condensed Consolidated Balance Sheets as of April 3, 2004 and January 3, 2004 (Audited)	6

Condensed Consolidated Statements of Cash Flows for the 13 weeks ended April 3, 2004 and March 29, 2003	7

Notes to Condensed Consolidated Financial Statements	8-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	17-25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	26

Signature	27

Exhibit Index	28

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

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date this quarterly report on Form 10-Q is filed with the Securities and Exchange Commission. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	The grocery retailing industry continues to experience fierce competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants. Our continued success is dependent upon our ability to compete in this industry, develop and implement retailing strategies and continue to reduce operating expenses. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could impact our sales and net income.

•	Our future results could be adversely affected due to pricing and promotional activities of existing and new competitors, including non-traditional food retailers; our response actions; the state of the economy, including inflationary or deflationary trends in certain commodities; recessionary times in the economy; and our ability to sustain the cost reductions that we have identified and implemented.

•	Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, and employment and job growth in the markets in which we operate may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits of our customers, which could affect sales and earnings.

•	Consolidation in the food industry is likely to continue and the effects on our business, favorable or unfavorable, cannot be foreseen.

•	Our ability to integrate any companies we acquire or have acquired and achieve operating improvements at those companies will affect our financial results.

•	Increases in the cost of inputs, such as utility costs or raw material costs, increased product costs, and increased labor and labor related (e.g., health and welfare and pension) costs could negatively impact financial ratios.

•	Adverse weather conditions could increase the cost our suppliers charge for their products, decrease or increase the customer demand for certain products, interrupt operations at affected stores, or interrupt operations of our suppliers.

•	We are subject to labor relations issues, including union organizing activities, that result in an increase in costs or lead to a strike, thus impairing operations and decreasing sales. We are also subject to labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, and environmental laws may have a material impact on our financial statements.

•	Our future results could be adversely affected by issues affecting the food distribution and retail industry generally, such as food safety concerns, an increase in consumers eating away from home and the manner in which vendors target their promotional dollars.

•	Our comparable store sales growth could be affected by increases or decreases in private-label sales, the impact of our new store openings, as well as competitor’s openings.

•	Interest expense on variable rate borrowings will vary with changes in capital markets and the amount of debt that we have outstanding. Also, although we have long-term notes payable which bear an effective fixed interest rate, the fair market value of our fixed rate long-term notes payable is sensitive to changes in interest rates. We run the risk that market rates will decline, and the required payments will exceed those based on current market rates.

•	Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, or if significant projects are not completed in the time frame expected or on budget.

•	Depreciation and amortization expenses may vary from our estimates due to the timing of new store openings.

•	LIFO charges and credits will be affected by changes in the cost of inventory

•	We are self-insured for workers’ compensation, general liability, vehicle accident and druggist claims. Maximum self-insured retention, including defense costs per occurrence, ranges from $0.5 million to $1.0 million per individual claim for workers’ compensation and $3.0 million for automobile liability and general liability, including druggist liability, with a $2.0 million and a $5.0 million deductible in addition to the retention on the excess policy for automobile liability and druggists, respectively. We are insured for covered costs, including defense costs, in excess of these retentions and deductibles. It is possible that the final resolution of some of these claims may require us to make significant expenditures in excess of our existing reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated.

•	Our access to capital markets on favorable terms and leasing costs could be negatively affected by credit conditions.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELHAIZE AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the 13 weeks ended April 3, 2004 and March 29, 2003
(Dollars in thousands)

	13 Weeks	13 Weeks
	Ended	Ended
	April 3, 2004	March 29, 2003
Net sales and other revenues	$3,857,193	$3,627,592
Cost of goods sold	2,861,893	2,750,035
Selling and administrative expenses	787,091	737,928

Operating income	208,209	139,629
Interest expense	80,069	79,328

Income from continuing operations before income taxes	128,140	60,301
Provision for income taxes	50,969	21,702

Income from continuing operations	77,171	38,599
Loss from discontinued operations, net of tax	53,573	24,091

Income before cumulative effect of change in accounting principle	23,598	14,508
Cumulative effect of change in accounting principle, net of tax	—	10,946

Net income	$23,598	$3,562

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of April 3, 2004 and January 3, 2004
(Dollars in thousands)

	April 3, 2004	January 3, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$483,026	$313,629
Receivables, net	116,696	111,729
Receivable from affiliate	11,427	14,708
Inventories	1,146,891	1,203,034
Prepaid expenses	83,065	41,234
Deferred tax assets	—	26,491
Other assets	14,007	9,936

Total current assets	1,855,112	1,720,761
Property and equipment, net	2,904,546	2,980,455
Goodwill, net	2,894,664	2,895,541
Other intangibles, net	762,940	775,830
Reinsurance recoverable from affiliate	132,790	129,869
Other assets	169,880	170,582

Total assets	$8,719,932	$8,673,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$720,556	$749,687
Payable to affiliate	321	2,118
Accrued expenses	328,894	298,389
Capital lease obligations — current	35,962	35,686
Long term debt — current	17,339	13,036
Other liabilities — current	72,082	55,626
Deferred income taxes	6,237	—
Income taxes payable	16,547	1,154

Total current liabilities	1,197,938	1,155,696
Long-term debt	2,935,795	2,940,135
Capital lease obligations	668,397	685,852
Deferred income taxes	239,862	270,685
Other liabilities	310,333	274,956

Total liabilities	5,352,325	5,327,324

Commitments and contingencies (Note 15)
Shareholders’ equity:
Class A non-voting common stock	163,076	163,076
Class B voting common stock	37,736	37,736
Accumulated other comprehensive loss, net of tax	(61,581)	(62,901)
Additional paid-in capital, net of unearned compensation	2,475,033	2,474,412
Retained earnings	753,343	733,391

Total shareholders’ equity	3,367,607	3,345,714

Total liabilities and shareholders’ equity	$8,719,932	$8,673,038

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the 13 weeks ended April 3, 2004 and March 29, 2003
(Dollars in thousands)

	13 Weeks Ended	13 Weeks Ended
	April 3, 2004	March 29, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,598	$3,562
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax (Note 10)	—	10,946
Change in accounting method (Note 10)	—	87,308
Provision for loss on disposal of discontinued operations	72,842	27,507
Streamline charges	—	2,346
Depreciation and amortization	116,179	110,276
Depreciation and amortization — discontinued operations	802	1,939
Amortization of debt fees/costs	498	489
Amortization of debt premium	317	283
Amortization of deferred loss on derivative	2,111	2,071
Amortization and termination of restricted shares	948	1,237
Accretion of escrow	(490)	—
Accrued interest on interest rate swap	(3,306)	(4,201)
(Gain) loss on disposals of property and capital lease terminations	(743)	1,592
Deferred income taxes provision (benefit)	1,103	(27,579)
Other	13	496
Changes in operating assets and liabilities which provided (used) cash:
Receivables	(4,967)	25,287
Net receivable from affiliate	1,484	(6,106)
Income tax receivable	—	6,036
Inventories	56,143	71,669
Prepaid expenses	(41,831)	(49,068)
Other assets	1,536	(1,544)
Accounts payable	(29,131)	(83,664)
Accrued expenses	28,564	61,750
Income taxes payable	16,330	20,355
Other liabilities	(4,546)	(14,842)

Total adjustments	213,856	244,583

Net cash provided by operating activities	237,454	248,145

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(58,263)	(58,653)
Proceeds from sale of property	4,692	1,617
Other investment activity	(2,513)	(2,235)

Net cash used in investing activities	(56,084)	(59,271)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(2,318)	(4,247)
Principal payments under capital lease obligations	(8,488)	(7,791)
Escrow funding of debt service requirements	2,808	—
Parent common stock repurchased	(4,567)	(19)
Tax payment for restricted shares vested	(432)	—
Proceeds from stock options exercised	1,024	—

Net cash used in financing activities	(11,973)	(12,057)

Net increase in cash and cash equivalents	169,397	176,817
Cash and cash equivalents at beginning of year	313,629	131,641

Cash and cash equivalents at end of period	$483,026	$308,458

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1) Basis of Presentation:

The accompanying condensed consolidated financial statements are presented in accordance with the requirements for Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Annual Report on Form 10-K of Delhaize America,Inc. (“Delhaize America” or the “Company”). Accordingly, the reader of this Form 10-Q should refer to the Company’s Form 10-K for the year ended January 3, 2004 for further information. Reclassifications and restatements for discontinued operations have been made for all current and historical information presented herein from that contained in the Company’s prior SEC filings on Forms 10-Q and 10-K.

The financial information presented herein has been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, the financial information includes all adjustments, including normal recurring items, necessary for a fair presentation of interim results.

2) Supplemental Disclosure of Cash Flow Information:

Selected cash payments and non-cash activities during the period were as follows:

	13 Weeks	13 Weeks
	Ended	Ended
(Dollars in thousands)	April 3, 2004	March 29, 2003
Cash payments for income taxes	$2,893	$9,269
Cash payments for interest, net of amounts capitalized	23,284	20,217
Non-cash investing and financing activities:
Capitalized lease obligations incurred for store properties and equipment	3,300	7,301
Change in reinsurance recoverable and other liabilities	2,921	3,734
Harveys adjustment to purchase price allocation:
Property	61	—
Reduction of tax payable and goodwill for tax adjustment	937	—

3) Inventories

Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 80% and 78% of inventories on April 3, 2004 and January 3, 2004, respectively. Meat, produce and deli inventories are valued on the average cost method rather than the LIFO method. If the Company did not report under the LIFO method, inventories would have been $34.9 million and $33.6 million greater as of April 3, 2004 and January 3, 2004, respectively. Application of the LIFO method resulted in increases in cost of goods sold of $1.3 million for the 13 weeks ended April 3, 2004 and no impact on cost of goods sold for the 13 weeks ended March 29, 2003. As stated in Note 10, the Company changed its application of the LIFO method of accounting for store inventories from the retail method to the average item cost method effective December 29, 2002.

In 2003, upon the adoption of Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, certain vendor allowances are recorded as a reduction of inventory. Previously, the Company recorded vendor allowances as a reduction of cost of sales when earned. This change had a timing impact on certain vendor allowances that are now an adjustment to inventory cost and recognized in cost of sales when the product is sold.

4) Supplier Allowances

The Company receives allowances and credits from suppliers primarily for volume incentives, new product introductions, in-store promotion income and co-operative advertising income. Volume incentives are based on contractual arrangements generally covering a period of one year or less and have been historically included in the cost of inventory and recognized as earned in cost of sales when the product is sold. New product introduction allowances compensate the Company for costs incurred associated with product handling and have been historically deferred and recognized as a reduction in cost of sales over the product introductory period. Non-refundable credits from suppliers for in-store promotions such as product displays require related activities by the Company. Similarly, co-operative advertising requires the Company to conduct the related advertising. In-store promotions income and co-operative advertising income have historically been included in cost of sales and recognized when the Company performs the related activities.

In 2003, upon the adoption of EITF Issue No. 02-16, in-store promotion and co-operative advertising allowances are now recorded as a reduction in the cost of inventory and recognized in cost of sales when the product is sold unless the allowance represents the reimbursement of a specific, identifiable cost incurred by the Company to sell the vendor’s product. The reimbursement of specific, identifiable costs to sell a vendor’s product should be netted against the cost the Company incurs and any excess reimbursement should be included in cost of sales and inventory. The Company has reviewed the promotional funding received from vendors and concluded that these arrangements are primarily for general advertising purposes and not the reimbursement of a specific, identifiable cost incurred by the Company.

Upon adoption of EITF Issue No. 02-16 in 2003, the Company recorded the cumulative effect of a change in accounting principle of $10.9 million, net of tax, during the first quarter of 2003. This charge was recorded as a decrease in net income in the Company’s consolidated statement of income and reflects an adjustment, which decreased the Company’s opening inventory balance. The adoption effectively transfers a portion of the benefit associated with supplier allowances from cost of sales to inventory until the related product is sold.

5) Reclassification

Certain financial statement items in the prior period have been reclassified to conform to the current period’s presentation.

6) Accounting for Stock Issued to Employees

The Company participates in a stock option plan (the “Delhaize Group Plan) of its parent, Delhaize Group, which is described fully in Note 14 to the Company’s Annual Report on Form 10-K for the year ended January 3, 2004. The Company accounts for the Delhaize Group Plan under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”. No stock-based employee compensation cost is reflected in net income, as all options granted under the Delhaize Group Plan have an exercise price equal the market value of the underlying Delhaize Group American Depository Share stock on the date of grant. Additionally, the Company still has options outstanding under a 1996 Food Lion Plan, 1988 and 1998 Hannaford Plans and a 2000 Delhaize America Plan; however, the Company can no longer grant options under these plans.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, to stock-based employee compensation.

	13 weeks ended	13 weeks ended
	April 3, 2004	March 29, 2003
Net earnings – as reported	$23,598	$3,562
Deduct: Total stock-based employee compensation expense determined using fair value based method (net of tax)	2,411	2,405

Net earnings–pro forma	$21,187	$1,157

The weighted average fair value at date of grant for options granted under the Delhaize Group Plan during the first quarter of 2004 and 2003 was $10.65 and $5.36 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model based on the following assumptions:

	13 Weeks Ended	13 Weeks Ended
	April 3, 2004	March 29, 2003
Expected dividend yield(%)	3.6	2.6
Expected volatility (%)	41.0	41.0
Risk-free interest rate(%)	3.1	3.2
Expected term (years)	5.4	5.2

7) Derivative Financial Instruments

During the fourth quarter of 2001 and the third quarter of 2002, the Company entered into interest rate swap agreements, effectively converting a portion of the debt from fixed to variable rates. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for the Company’s agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. On December 30, 2003, the Company terminated $100 million of the 2011 interest rate swap arrangements. The notional principal amounts of interest rate swap arrangements at April 3, 2004 were $300 million maturing in 2006 and $100 million maturing in 2011. For the 13 weeks ended April 3, 2004 and March 29, 2003, interest expense was reduced by $3.4 million and $4.2 million, respectively, in connection with these agreements. These agreements met the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133, “Derivative Instruments and Hedging Activities”. The Company has recorded a derivative asset in connection with these agreements in the amount of $24.8 million and $19.5 million at April 3, 2004 and January 3, 2004, respectively, which is included in the Company’s Condensed Consolidated Balance Sheet in Other Assets.

Prior to the offering of bonds and debentures in 2001, the Company entered into interest rate agreements to hedge against potential increases in interest rates. These hedge agreements were settled in 2001 with the loss recorded in other comprehensive income (loss), net of taxes and amortized to interest expense over the term of the associated debt securities. This unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss, net of taxes, at April 3, 2004, and January 3, 2004, totaled approximately $43.0 million and $44.3 million, respectively.

8) Intangible Assets

Intangible assets are comprised of the following:

(Dollars in thousands)	April 3, 2004	Fiscal 2003
Goodwill	$2,983,616	$2,984,492
Trademarks	486,752	486,752
Favorable lease rights	362,630	365,883
Prescription files	18,626	18,693
Liquor license	3,528	3,528
Other	23,663	23,462

	3,878,815	3,882,810
Less accumulated amortization	221,211	211,439

	$3,657,604	$3,671,371

The following represents a summary of changes in gross goodwill at April 3, 2004 and fiscal 2003.

	April 3, 2004	Fiscal 2003
Balance at beginning of year	$2,984,492	$2,996,256
Additions	61	4,057
Reduction of goodwill for tax adjustment	(937)	(15,821)

Balance at end of period	$2,983,616	$2,984,492

Amortization expense totaled $10.1 million for the 13 weeks ended April 3, 2004 and $9.1 million for the 13 weeks ended March 29, 2003.

The Company’s policy requires that an annual impairment assessment be conducted in the fourth quarter of each year in accordance with SFAS 142. The Company had no impairment loss for 2003.

The carrying amount of goodwill and trademarks at each of the Company’s reporting units follows:

	April 3, 2004	April 3, 2004	Fiscal 2003	Fiscal 2003
(Dollars in millions)	Goodwill	Trademarks	Goodwill	Trademarks
Food Lion	$1,142	$249	$1,138	$249
Hannaford	1,749	223	1,754	223
Harveys	4	5	4	5

	$2,895	$477	$2,896	$477

As of April 3, 2004 and January 3, 2004, the Company’s intangible assets with finite lives consist of favorable lease rights, liquor licenses, pharmacy files, and developed software. The components of its intangible assets with finite lives are as follows:

	April 3, 2004			Fiscal 2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Value	Amortization	Net	Value	Amortization	Net
Favorable lease rights	$363	$(111)	$252	$366	$(102)	$264
Other	46	(12)	34	46	(11)	35

Total	$409	$(123)	$286	$412	$(113)	$299

Estimated amortization expense for intangible assets with finite lives for the five succeeding fiscal years follows:

(Dollars in millions)
2004	$37.6
2005	35.1
2006	32.9
2007	29.0
2008	23.9

9) Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings and other comprehensive earnings (losses). Other comprehensive earnings (losses) include items that are currently excluded from the Company’s net income (loss) and recorded directly to shareholders’ equity. Included in other comprehensive income (loss) are unrealized losses on hedges, minimum pension liability adjustments and unrealized security holding gains. Comprehensive income was $24.9 million and $5.3 million for the 13 weeks ended April 3, 2004 and March 29, 2003, respectively.

10) Accounting Changes

In the second quarter of 2003, the Company changed its application of the LIFO method of accounting for store inventories from the retail method to the average item cost method. The effect of the change on the December 28, 2002 inventory valuation resulted in a decrease in inventory of $87.3 million at the beginning of fiscal year 2003. The change was made to more accurately reflect inventory value by eliminating the estimation inherent in the retail method. The cumulative effect of this change on periods prior to December 28, 2002 cannot be determined and accordingly, the effect of this change has been included as a component of cost of sales in the condensed consolidated statement of income for the 13 weeks ended March 29, 2003.

In addition, the Company adopted EITF Issue No. 02-16 during first quarter of 2003 and recorded the cumulative effect of a change in accounting principle of $10.9 million, net of tax during the first quarter.

11) Store Closings

The following table shows the number of stores closed at the end of the first quarter of 2004:

	Discontinued
	Operations	Closed	Planned Closings	Total
As of January 3, 2004	39	165	2	206
Store closings added	35	—	—	35
Stores sold/lease terminated	(4)	(2)	—	(6)

As of April 3, 2004	70	163	2	235

The following table reflects closed store liabilities as of April 3, 2004 and activity during the quarter, including additions to closed store liabilities charged to operations or discontinued operations and adjustments to liabilities based on changes in facts and circumstances and payments made.

	Qtr 1 2004 Disc Op	Qtr 1 2004 Closed	Qtr 1 2004 Total
Balance at January 3, 2004	$23.4	$116.6	$140.0
Additions:
Store closings – lease obligations	46.6	0.0	46.6
Store closing – other exit costs	6.9	0.0	6.9

Total additions	53.5	0.0	53.5
Adjustments:
Adjustments to estimates-lease obligation	0.4	(0.2)	0.2
Adjustments to estimates-other exit costs	0.2	(0.3)	(0.1)

Total adjustments	0.6	(0.5)	0.1
Reductions:
Lease payments made	(1.9)	(3.6)	(5.5)
Payments for other exit costs	(0.4)	(0.9)	(1.3)

Total reductions	(2.3)	(4.5)	(6.8)

Balance at April 3, 2004	$75.2	$111.6	$186.8

The April 3, 2004 balance of approximately $186.8 million consisted of lease liabilities and other exit cost liabilities of $155.5 million and $31.3 million, respectively and includes lease liabilities of $65.4 million and other exit costs of $9.8 million associated with discontinued operations. During the first quarter of 2004, the Company completed the closure of 35 underperforming stores, 34 Kash n’Karry stores and one Food Lion store.

The Company provided for closed store liabilities in the quarter to reflect the estimated post-closing lease liabilities and other exit costs associated with the related store closing commitments. These other exit costs include estimated real estate taxes, common area maintenance, and insurance costs to be incurred after the store closes (all of which are contractually required payments under the lease agreements) over the remaining lease term. Store closings are generally completed within one year after the decision to close. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to 19 years. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed in the period that such settlement is determined. The Company uses a discount rate based on the current treasury note rates adjusted for the Company’s current credit spread to calculate the present value of the remaining rent payments on closed stores.

The revenues and operating results for stores closed and not relocated, with the exception of stores that have been classified as discontinued operations, are not material to the Company’s revenues and operating results for the quarter. Future cash obligations for closed store liabilities are tied principally to the remaining non-cancelable lease payments less sublease payments to be received.

12) Discontinued Operations

The Company classifies operations as discontinued if the operations and cash flows have been eliminated from ongoing operations, there is no significant continuing involvement and a re-location within the vicinity has not occurred.

The Company closed 35 underperforming stores during the 13 weeks ended April 3, 2004, as well as, 44 underperforming stores through fiscal 2003. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, a portion of the costs associated with the closure of these stores, as well as related operating activity prior to closing for these stores, was recorded in “Loss from discontinued operations, net of tax” in the Company’s Consolidated Statement of Income.

Operating activity prior to closing for the discontinued stores is shown below:

	13 weeks ended	13 weeks ended
(Dollars in thousands)	April 3, 2004	March 29, 2003
Net sales and other revenues	$22,747	$70,047
Net (loss)	$(5,413)	$(5,655)

During the first quarter of 2004 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded a $72.8 million loss to discontinued operations ($46.4 million after taxes). The loss included an initial reserve of $53.5 million for rent, real estate taxes, common area maintenance expenses (other liabilities) and $1.9 million for severance and outplacement costs (accrued expenses). The remaining loss included property retirement (asset impairment) of $22.1 million and gains on capital lease retirements of $4.7 million. Additional discontinued operations expenses not reserved totaled $1.8 million after taxes for the first quarter of 2004.

In the first quarter of 2003, the Company recorded an initial reserve of $27.5 million to discontinued operations ($17.7 million after taxes) for rent, real estate taxes and common area maintenance expenses (other liabilities) and severance and outplacement costs (accrued expenses). The Company recorded property retirement (asset impairment) of $5.0 million, which was substantially offset by gains on capital lease retirements of $5.0 million. Additional discontinued operations expenses not reserved totaled $0.8 million after taxes for the first quarter of 2003.

The following table shows the reserve balances for discontinued operations as of April 3, 2004:

	Other	Accrued
(Dollars in thousands)	liabilities	expenses	Total
Reserve balance as of January 3, 2004	$(23,417)	$—	$(23,417)
Additions	(53,458)	(1,941)	(55,399)
Utilizations	1,716	1,831	3,547

Reserve balance as of April 3, 2004	$(75,159)	$(110)	$(75,269)

13) Recently Issued and Adopted Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which is an interpretation of Accounting Research Bulletin (ARB) No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. This standard does not currently have an impact on the Company’s financial statements.

14) Guarantor Subsidiaries

Delhaize America, Inc. has issued 7.375% notes due 2006, 7.55% notes due 2007, 8.125% notes due 2011, 8.05% notes due 2027 and 9.000% debentures due 2031. Substantially all of Delhaize America’s subsidiaries (the “Guarantor Subsidiaries”) have fully and unconditionally, jointly and severally guaranteed this debt. The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of the Company. The non-guaranteeing subsidiaries represent less than 3% on an individual and aggregate basis of consolidated assets, pretax earnings, cash flow, and equity. Therefore, the non-guarantor subsidiaries’ information is not separately presented in the tables below, but rather is included in the column labeled “Guarantor Subsidiaries”. Condensed consolidated financial information for the Company and its Guarantor Subsidiaries is as follow:

Delhaize America, Inc.
Consolidated Statements of Income (Loss)
For the 13 Weeks ended April 3, 2004

	Parent	Guarantor
(Dollars in thousands)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$3,857,193	$—	$3,857,193
Cost of goods sold	—	2,861,893	—	2,861,893
Selling and administrative expenses	8,275	778,816	—	787,091

Operating (loss) income	(8,275)	216,484	—	208,209
Interest expense	56,456	23,613	—	80,069
Equity in earnings of subsidiaries	(63,731)	—	63,731	—

(Loss) income from continuing operations before income taxes	(1,000)	192,871	(63,731)	128,140
(Benefit) provision for income taxes	(24,598)	75,567	—	50,969

Income before loss from discontinued operations	23,598	117,304	(63,731)	77,171
Loss from discontinued operations, net of tax	—	53,573	—	53,573

Net income	$23,598	$63,731	$(63,731)	$23,598

Delhaize America, Inc.
Consolidated Statements of Income (Loss)
For the 13 Weeks ended March 29, 2003

	Parent	Guarantor
(Dollars in thousands)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$3,627,592	$—	$3,627,592
Cost of goods sold	—	2,750,035	—	2,750,035
Selling and administrative Expenses	5,317	732,611	—	737,928

Operating (loss) income	(5,317)	144,946	—	139,629
Interest expense	55,146	24,182	—	79,328
Equity in earnings of subsidiaries	(41,073)	—	41,073	—

(Loss) income from continuing operations before income taxes	(19,390)	120,764	(41,073)	60,301
(Benefit) provision for income taxes	(22,952)	44,654	—	21,702

Income before loss from discontinued operations	3,562	76,110	(41,073)	38,599
Loss from discontinued operations, net of tax	—	24,091	—	24,091

Income before cumulative effect of changes in accounting principle	3,562	52,019	(41,073)	14,508
Cumulative effect of changes in accounting principle, net of tax	—	10,946	—	10,946

Net income	$3,562	$41,073	$(41,073)	$3,562

Delhaize America, Inc.
Consolidated Balance Sheets
As of April 3, 2004

	Parent	Guarantor
(Dollars in thousands)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$332,752	$150,274	$—	$483,026
Receivables, net	1,327	115,634	(265)	116,696
Receivable from affiliate	9,386	25,469	(23,428)	11,427
Income tax receivable	—	1,813	(1,813)	—
Inventories	—	1,146,891	—	1,146,891
Prepaid expenses	1,711	81,354	—	83,065
Other assets	—	14,007	—	14,007

Total current assets	345,176	1,535,442	(25,506)	1,855,112
Property and equipment, net	7,004	2,897,542	—	2,904,546
Goodwill, net	—	2,894,664	—	2,894,664
Other intangibles, net	—	762,940	—	762,940
Reinsurance recoverable from affiliate	—	132,790	—	132,790
Deferred tax asset	67,575	—	(67,575)	—
Other assets	94,771	75,109	—	169,880
Investment in and advances to subsidiaries	5,842,726	—	(5,842,726)	—

Total assets	$6,357,252	$8,298,487	$(5,935,807)	$8,719,932

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$63	$720,493	$—	$720,556
Payable to affiliate	12,938	10,811	(23,428)	321
Accrued expenses	110,368	218,526	—	328,894
Capital lease obligations – current	—	35,962	—	35,962
Long-term debt – current	—	17,604	(265)	17,339
Other liabilities – current	—	72,082	—	72,082
Deferred income taxes	—	6,237	—	6,237
Income taxes payable	18,360	—	(1,813)	16,547

Total current liabilities	141,729	1,081,715	(25,506)	1,197,938
Long-term debt	2,847,511	88,284	—	2,935,795
Capital lease obligations	—	668,397	—	668,397
Deferred income taxes	—	307,437	(67,575)	239,862
Other liabilities	405	309,928	—	310,333

Total liabilities	2,989,645	2,455,761	(93,081)	5,352,325

Commitments and contingencies (Note 15)
Total shareholders’ equity	3,367,607	5,842,726	(5,842,726)	3,367,607

Total liabilities and shareholders’equity	$6,357,252	$8,298,487	$(5,935,807)	$8,719,932

Delhaize America, Inc.
Consolidated Balance Sheets
As of January 3, 2004

	Parent	Guarantor
(Dollars in thousands)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$147,090	$166,539	$—	$313,629
Receivables, net	1,327	110,667	(265)	111,729
Receivable from affiliate	12,086	72,138	(69,516)	14,708
Income tax receivable	11,895	—	(11,895)	—
Inventories	—	1,203,034	—	1,203,034
Prepaid expenses	2,409	38,825	—	41,234
Deferred tax assets	68,378	26,491	(68,378)	26,491
Other assets	—	9,936	—	9,936

Total current assets	243,185	1,627,630	(150,054)	1,720,761
Property and equipment, net	7,222	2,973,233	—	2,980,455
Goodwill, net	—	2,895,541	—	2,895,541
Other intangibles, net	—	775,830	—	775,830
Reinsurance recoverable from affiliate	—	129,869	—	129,869
Other assets	88,540	82,042	—	170,582
Investment in and advances to subsidiaries	5,964,277	—	(5,964,277)	—

Total assets	$6,303,224	$8,484,145	$(6,114,331)	$8,673,038

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$663	$749,024	$—	$749,687
Payable to affiliate	57,638	13,996	(69,516)	2,118
Accrued expenses	53,414	244,975	—	298,389
Capital lease obligations – current	—	35,686	—	35,686
Long-term debt – current	—	13,301	(265)	13,036
Other liabilities – current	—	55,626	—	55,626
Income taxes payable	—	13,049	(11,895)	1,154

Total current liabilities	111,715	1,125,657	(81,676)	1,155,696
Long-term debt	2,845,482	94,653	—	2,940,135
Capital lease obligations	—	685,852	—	685,852
Deferred income taxes	—	339,063	(68,378)	270,685
Other liabilities	313	274,643	—	274,956

Total liabilities	2,957,510	2,519,868	(150,054)	5,327,324
Commitments and contingencies (Note 15)
Total shareholders’ equity	3,345,714	5,964,277	(5,964,277)	3,345,714

Total liabilities and shareholders’equity	$6,303,224	$8,484,145	$(6,114,331)	$8,673,038

Delhaize America, Inc.
Consolidated Statements of Cash Flows
For the 13 Weeks ended April 3, 2004

	Parent	Guarantor
(Dollars in thousands)	(Issuer)	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(6,031)	$243,485	$237,454

Cash flows from investing activities
Capital expenditures	(1)	(58,262)	(58,263)
Proceeds from sale of property	—	4,692	4,692
Other investment activity	(2,542)	29	(2,513)

Net cash used in investing activities	(2,543)	(53,541)	(56,084)

Cash flows from financing activities
Principal payments on long-term debt	—	(2,318)	(2,318)
Principal payments under capital lease obligations	—	(8,488)	(8,488)
Escrow maturities	—	2,808	2,808
Net change in advances to subsidiaries	198,211	(198,211)	—
Parent common stock repurchased	(4,567)	—	(4,567)
Tax payment for restricted shares vested	(432)	—	(432)
Proceeds from stock options exercised	1,024	—	1,024

Net cash provided by (used in) financing activities	194,236	(206,209)	(11,973)

Net increase (decrease) in cash and cash equivalents	185,662	(16,265)	169,397
Cash and cash equivalents at beginning of year	147,090	166,539	313,629

Cash and cash equivalents at end of period	$332,752	$150,274	$483,026

Delhaize America, Inc.
Consolidated Statements of Cash Flows
For the 13 Weeks ended March 29, 2003

	Parent	Guarantor
(Dollars in thousands)	(Issuer)	Subsidiaries	Consolidated
Net cash provided by operating activities	$489	$247,656	$248,145

Cash flows from investing activities
Capital expenditures	(3)	(58,650)	(58,653)
Proceeds from sale of property	—	1,617	1,617
Other investment activity	(2,485)	250	(2,235)

Net cash used in investing activities	(2,488)	(56,783)	(59,271)

Cash flows from financing activities
Principal payments on long-term debt	—	(4,247)	(4,247)
Principal payments under capital lease obligations	—	(7,791)	(7,791)
Net change in advances to subsidiaries	160,255	(160,255)	—
Parent common stock repurchased	(19)	—	(19)

Net cash provided by (used in) financing activities	160,236	(172,293)	(12,057)

Net increase in cash and cash equivalents	158,237	18,580	176,817
Cash and cash equivalents at beginning of year	31,827	99,814	131,641

Cash and cash equivalents at end of period	$190,064	$118,394	$308,458

The wholly-owned direct subsidiaries named below fully and unconditionally and jointly and severally guarantee Delhaize America’s 7.375% notes due 2006, 7.550% notes due 2007, 8.125% notes due 2011, 8.05% notes due 2027 and 9.000% debentures due 2031.

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

15) Commitments and Contingencies

The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the Company’s management believes that the resulting liability, if any, would not have a material effect upon the Company’s consolidated results of operation, financial position or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations (13 weeks ended April 3, 2004 compared to the 13 weeks ended March 29, 2003)

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in this Quarterly Report and the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our Form 10-K for the year ended January 3, 2004.

Executive Summary

Delhaize America, a wholly-owned subsidiary of Delhaize Group, engages in one line of business, the operation of retail food supermarkets in the eastern United States. Delhaize America is a holding company having four subsidiary operating companies that do business primarily under the banners Food Lion, Hannaford, Kash n’ Karry and Harveys. Our stores sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food, deli-bakery and non-food items such as health and beauty care, prescriptions, and other household and personal products. We offer nationally and regionally advertised brand name merchandise as well as products manufactured and packaged for us under the private labels of “Food Lion”, “Hannaford”, “Kash n’ Karry” and “Harveys”.

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

During the first quarter of fiscal 2004, Delhaize America posted increased sales and successful cost and expense reduction initiatives.

•	Food Lion Focus. During first quarter of 2004, Food Lion continued to focus on excellence in execution, in-stock conditions, cleanliness, freshness, increased convenience, customer service and local marketing. Food Lion continued to experience accelerated sales momentum in first quarter of 2004 as compared to first quarter of 2003.

•	Market Renewal. Following the launch of Food Lion’s market renewal in Raleigh in fiscal 2003, a second renewal program is underway in Charlotte, North Carolina. Market renewal represents a change in Food Lion’s historical approach to remodeling activity. In the past, annual capital spending for remodel activity was dedicated to stores based on age and our related remodel calendar. Through market renewal, remodel spending is focused on key markets to maximize consumer recognition and reaction. Market renewal was developed to make our stores, particularly produce and meat departments, more appealing and customer focused. As an integral part of this project, Food Lion also brings a sharper focus on assortment development, marketing, merchandising and training associates.

•	Bloom, A Food Lion Market. Food Lion plans to open five pilot stores to test a new store concept, format and brand name. The pilot stores will be named “bloom, A Food Lion Market”, a new brand under the Food Lion banner. These stores will be supermarkets with a focus on convenience, designed to provide a simple, uncomplicated and hassle-free shopping experience. As its “Thought for Food” tagline suggests, Bloom will appeal to customers with a focus on shopping solutions, value-adding services, home meal replacement, easy-to-shop store lay-out and technology features that expedite the shopping experience to bring full meaning to the broad term “convenience”. The pilot stores are the result of the work of a cross-functional team from around the Group that developed this new store concept based on comprehensive consumer research

•	Festival Strategy. At Hannaford, the Festival Strategy supported strong sales performance throughout first quarter of 2004. The Festival Strategy is designed to create a sustainable advantage against all competitive impacts including traditional and non-traditional competitors.

•	Growth of Harveys. In October of 2003, we expanded our business by acquiring Harveys, a chain of 43 supermarkets primarily in South Georgia. We believe this chain is strengthening our position in a Georgia market where we currently do not have a strong presence and will give us opportunities to focus on local consumers’ needs in this market to grow the Harveys business. As part of this strategy, five Food Lion stores converted to Harveys stores during the first quarter of 2004, while eight additional stores will be converted during 2004.

•	Inventory Management. During first quarter of 2004, we continued to transition our Food Lion inventory system to the existing Hannaford system, adapting the Hannaford system to Food Lion needs with upgrades. The system will improve our current margin analysis, shrink control and inventory management at Food Lion, through full visibility to item-level data. At the end of first quarter of 2004, the new inventory system and processes had been implemented in over 650 Food Lion stores and should be implemented in all of our stores by the third quarter of 2004. We will also roll out the Hannaford inventory system in our Kash n’ Karry banner during the second quarter of 2004.

•	Cost Reduction and Continuous Improvement. In addition to our sales growth, we continued our focus in first quarter of 2004 on cost reduction and continuous improvement efforts, particularly at our Food Lion banner, to drive further efficiencies in our processes and systems. These efforts allow us to make planned price investments to meet the continued competitive environment, particularly in the Southeast and Florida. We plan to continue cost savings and continuous improvement initiatives to maintain and reinforce the price leadership of Food Lion among supermarket operators in the Southeast, re-position our Kash n’Karry banner and continue the strong performance of Hannaford.

•	Improving Economy. The economy has continued its recovery in the Southeast and Florida, which has helped our sales in these territories.

During 2004, Delhaize America plans to continue its refocus on its core markets to build on accelerating supermarket sales momentum. As part of this strategy, Kash n’ Karry, which had strong comparable sales in the last half of 2003 and the first quarter of 2004, will be rebranded over the coming three years to the new banner name “Sweetbay Supermarket”. As part of this effort, we closed 34 underperforming Kash n’ Karry stores in the Orlando area and east coast of Florida in the first quarter of 2004 to focus our efforts in the remaining stores in our core area on the west coast of Florida, including the Tampa/St. Petersburg market where we have a solid market position and consumer perceptions are strong. We plan to build on this position by delivering on meat and produce quality, variety and value for consumers in ways that differentiate us from our competitors. At our Food Lion banner in the short term, we will continue to focus on excellence in execution, in-stock conditions, cleanliness, freshness, increased convenience, customer service and local marketing. In the medium term, we will focus on market renewal in key markets. At Hannaford, the Festival Strategy will evolve in response to shifting customer needs, as this strategy is founded on the principle of listening to consumers and anticipating their needs.

Recent Developments

On May 12, 2004, our company, the Bank of New York, as Trustee (the “Trustee”) and Food Lion, LLC, Hannaford Bros. Co., Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods Of South Burlington, Inc., Shop ‘n Save-Mass., Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC and Hannaford Licensing Corp., each a direct or indirect wholly-owned subsidiary of our company (collectively, the “Subsidiary Guarantors”), executed a Second Supplemental to the Indenture, dated as of August 25, 1991, between our company and the Trustee, as amended by the First Supplemental Indenture, dated as of April 21, 1997, between our company and the Trustee. Under the terms of the Second Supplemental Indenture, each of the Subsidiary Guarantors fully and unconditionally and jointly and severally guaranteed our $150,000,000 in original aggregate principal amount of 7.55% Notes due 2007 and $150,000,000 in original aggregate principal amount of 8.05% Notes due 2027.

On March 15, 2004, the Company reached an agreement with The United Food & Commercial Workers International Union (the “UFCW”) providing that the UFCW will end its “corporate campaign” against the Company. The agreement additionally resolves all outstanding disputes between the UFCW and the Company, including all litigation.

Critical Accounting Policies

We have chosen accounting policies we believe are appropriate to accurately and fairly report our operating results and financial position and we apply these accounting policies in a consistent manner. The significant accounting policies are summarized in Note 1 to our Annual Report on Form 10-K for the year ended January 3, 2004.

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

Asset impairment - During 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for financial statements issued for years beginning after December 15, 2001. In accordance with SFAS No. 144, we periodically evaluate the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. We monitor the carrying value of our retail stores, our lowest level asset group for which identifiable cash flows are independent of other groups of assets and liabilities, for potential impairment based on projected undiscounted future cash flows. If impairment is identified for retail stores, we compare the asset group’s estimated fair value to its current carrying value and record provisions for impairment as appropriate. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on our previous experience in disposing of similar assets and current economic conditions.

Impairment losses are significantly impacted by estimates of future operating cash flows and estimates of fair value. We estimate future cash flows based on the experience and knowledge of the markets in which our stores are located. These estimates are adjusted for variable factors such as inflation and general economic conditions. We estimate fair value based on our experience and knowledge of the real estate markets where the store is located and also include an independent third-party appraiser in certain situations.

Goodwill and other intangible assets – On December 30, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which required that we cease amortizing goodwill and other intangible assets with indefinite lives, and begin an annual assessment of potential impairment of goodwill and other indefinite lived intangible assets by comparing the book value of these assets to their current fair value. Fair value is estimated based on discounted cash flow projections provided by reporting unit management. When the carrying value of the reporting unit exceeds its fair value, a provision for impairment is recorded. We conduct an annual impairment assessment in the fourth quarter of each year in accordance with SFAS No. 142.

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

Inventories - Inventories are stated at the lower of cost or market. Meat, produce and deli-bakery inventories are valued on the average cost method rather than the LIFO method. We evaluate inventory shrinkage throughout the year based on actual physical counts in our stores and distribution centers and record adjustments based on the results of these counts to provide for the estimated shrinkage as of the balance sheet date.

Supplier Allowances - We receive allowances and credits from suppliers primarily for volume incentives, new product introductions, in-store promotion income and co-operative advertising income. Volume incentives are based on contractual arrangements generally covering a period of one year or less and have been historically included in the cost of inventory and recognized as earned in cost of sales when the product is sold. New product introduction allowances compensate us for costs incurred associated with product handling and have been historically deferred and recognized as a reduction in cost of sales over the product introductory period. Non-refundable credits from suppliers for in-store promotions such as product displays require related activities by us. Similarly, co-operative advertising requires us to conduct the related advertising. In-store promotions income and co-operative advertising income have historically been included in cost of sales and recognized when we perform the related activities.

In 2003, upon the adoption of EITF Issue No. 02-16, in-store promotion and co-operative advertising allowances are now recorded as a reduction in the cost of inventory and recognized in cost of sales when the product is sold unless the allowance represents the reimbursement of a specific, identifiable cost incurred by us to sell the vendor’s product. The reimbursement of specific, identifiable costs to sell a vendor’s product should be netted against the cost we incur and any excess reimbursement should be included as a reduction in cost of sales and inventory. We have reviewed the promotional funding received from vendors and concluded that these arrangements are primarily for general advertising purposes and not the reimbursement of a specific, identifiable cost incurred by us.

Upon adoption of EITF Issue No. 02-16 in 2003, we recorded the cumulative effect of a change in accounting principle of $10.9 million, net of tax, during the first quarter of 2003. This charge was recorded as a decrease in net income in our consolidated statement of income and reflects an adjustment, which decreased our opening inventory balance. The adoption effectively transfers a portion of the benefit associated with supplier allowances from cost of sales to inventory until the related product is sold.

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

Self-insurance - We are self-insured for workers’ compensation, general liability, vehicle accident and druggist claims. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum self-insured retention, including defense costs per occurrence, ranges from $0.5 million to $1.0 million per individual claim for workers’ compensation and $3.0 million for automobile liability and general liability with a $ 2.0 million and a $5.0 million deductible in addition to the retention on the excess policy for automobile liability and druggists, respectively. We are insured for covered costs, including defense costs, in excess of these retentions and deductibles. The significant assumptions used in the development of the actuarial estimates are grounded upon our historical claims data, including the average monthly claims and the average lag time between incurrence and payment.

We implemented a captive insurance program in fiscal 2001 pursuant to which the self-insured reserves related to workers’ compensation, general liability and auto coverage were reinsured by Pride Reinsurance Company (“Pride”), an Irish reinsurance captive, owned by an affiliated company of Delhaize Group. The purpose for implementing the captive insurance program is to provide Delhaize Group continuing flexibility in its risk management program while providing certain excess loss protection through anticipated reinsurance contracts with Pride. Premiums are transferred annually to Pride through Delhaize Insurance Co., a subsidiary of Delhaize America, Inc.

The actuarial estimates are subject to a high degree of uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations and the level of future premiums to Pride.

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

Results of Operation

The following tables set forth the unaudited condensed consolidated statements of income for the 13 weeks ended April 3, 2004 and for the 13 weeks ended March 29, 2003 for informational purposes. The 2003 results have been adjusted to classify the results of operation for the 35 stores closed during the 13 weeks ended April 3, 2004 as “discontinued operations”; their net sales and other revenues, cost of goods sold, and selling and administrative expenses have been reflected on a net basis in “discontinued operations” in our condensed consolidated statement of income.

	13 Weeks	13 Weeks
	Ended	Ended
	April 3, 2004	March 29, 2003
	(unaudited)	(unaudited)
Net sales and other revenues	$3,857,193	$3,627,592
Cost of goods sold	2,861,893	2,750,035
Selling and administrative expenses	787,091	737,928

Operating income	208,209	139,629
Interest expense	80,069	79,328

Income from continuing operations before income taxes	128,140	60,301
Provision for income taxes	50,969	21,702

Income from continuing operations	77,171	38,599
Loss from discontinued operations, net of tax	53,573	24,091

Income before cumulative effect of changes in accounting principle	23,598	14,508
Cumulative effect of change in accounting principle, net of tax	—	10,946

Net income	$23,598	$3,562

The following table sets forth, for the periods indicated, the percentage at which the listed amounts bear to net sales and other revenues:

	13 Weeks	13 Weeks
	Ended	Ended
	April 3, 2004	March 29, 2003
	%	%
	(unaudited)	(unaudited)
Net sales and other revenues	100.00	100.00
Cost of goods sold	74.20	75.81
Selling and administrative expenses	20.40	20.34

Operating income	5.40	3.85
Interest expense	2.08	2.19

Income from continuing operations before income taxes	3.32	1.66
Provision for income taxes	1.32	0.60

Income from continuing operations	2.00	1.06
Loss from discontinued operations, net of tax	1.39	0.66

Income before cumulative effect of changes in accounting principle	0.61	0.40
Cumulative effect of change in accounting principle, net of tax	0.00	0.30

Net income	0.61	0.10

Note: Cost of goods sold includes a December 29, 2002 adoption charge of $87.3 million (2.41% of sales) in the 13 weeks ended March 29, 2003 related to the conversion in inventory accounting from the retail method to average item cost method at the Food Lion and Kash n’ Karry banners. The cumulative effect of change in accounting principle is discussed in Note 10.

Sales

We record revenues primarily from the sale of products in our retail stores. Net sales and other revenues for the first quarter of 2004 were $3.9 billion, resulting in an increase of 6.3% over the corresponding period of 2003. Of this increase, 2.3% resulted from the acquisition of the 43 Harveys stores during the fourth quarter of fiscal 2003. Comparable store sales increased 2.5% during the first quarter of 2004. First quarter sales of 2004 have been positively impacted by a continued focus on operational excellence at Food Lion and continued strength of Hannaford’s Festival strategy, as well as improving sales trends at our Kash n’ Karry stores.

We continue to see an increase in competitive activity as a greater number of retailers battle for the consumers’ dollars. During the first three months of 2004, we experienced nine net competitive store openings in our operating area - increasing the amount of grocery square footage available to consumers. In addition, many competitors continued to invest heavily in promotional spending in the form of aggressive advertised pricing, buy one and get one or two free offers, double and triple couponing and other aggressive pricing strategies.

As of April 3, 2004, we operated 1,484 stores, which consisted of 1,211 stores operating primarily under the Food Lion banner, 122 stores operating under the Hannaford banner, 103 stores operating under the Kash n’ Karry banner and 48 stores under the Harveys banner. During the first quarter of 2004, we opened nine new stores; four under the Food Lion banner and five under the Harveys banner. In addition, we closed six Food Lion stores and 34 Kash n’ Karry stores, resulting in a net decrease of 31 stores. Retail store square footage totaled 54.4 million square feet at April 3, 2004, resulting in a 2.0% increase over first quarter of 2003.

Gross Profit

Gross profit as a percentage of sales was 25.80% for the 13 weeks ended April 3, 2004, compared to 24.19% for the corresponding period of 2003. Gross margin comparisons with last year are positively impacted by the Company’s store inventory accounting change last year from the retail method to the average item cost method. The effect of the change on the December 28, 2002 inventory valuation resulted in a decrease in inventory of $87.3 million at the beginning of fiscal 2003 with a corresponding increase to cost of goods sold (2.41% of sales).

We continued planned price initiatives that started in the second quarter of 2003 at our Food Lion banner that positively impacted sales performance and trends in 2004. These planned margin reductions include a combination of promotional activity and every day shelf pricing adjustments that were partially funded by cost reductions and continuous improvement efforts. Additional decline in gross profit resulted from higher than prior year inventory shrink at our Food Lion banner. Food Lion transitioned its inventory system to the existing Hannaford system in more than 650 stores at the end of first quarter. This system will enable us to improve our current margin analysis, shrink control and inventory management at Food Lion through full visibility to item-level detail data.

Selling and Administrative Expenses

Selling and administrative expenses (which include depreciation and amortization) as a percentage of sales were 20.40% in first quarter of 2004 compared to 20.34% in the first quarter of 2003. Excluding depreciation and amortization, selling and administrative expenses as a percentage of sales were 17.39% for the first quarter of 2004 and 17.30% for the corresponding period last year. Selling and administrative expenses for the first quarter of 2004 include expenses for the 43 Harveys stores acquired in fiscal 2003, additional operating costs related to the launch of Sweetbay Supermarkets and increased store labor at our Food Lion and Hannaford stores to support continued sales growth. These increases in selling and administrative expenses were reduced by Food Lion’s continued focus on cost improvement. Selling and administrative expenses for first quarter of 2003 were reduced by a gain from an early lease termination on a closed store.

Depreciation and amortization expense during the first quarter of 2004 was $116.2 million or 3.01% of sales compared to $110.3 million or 3.04% of sales for the first quarter of the prior year. Depreciation and amortization of $116.2 million increased over the first quarter of last year of $110.3 million due to leasehold improvements and equipment purchases for new stores and renovations since the first quarter of last year. The decrease as a percent of sales is due to our strong sales performance during first quarter this year.

Interest Expense

(Dollars in millions)

(Percent of net sales and	13 Weeks ended		13 Weeks ended
other revenues)	April 3, 2004%		March 29, 2003%
Interest expense	$80.1	2.08	$79.3	2.19

Interest expense for the first quarter of 2004 increased over the first quarter of 2003 due to a decrease in the benefit from our interest rate swap agreements and increased interest expense from additional store capital leases offset by increased investment income due to higher cash balances.

LIFO

Our inventories are stated at the lower of cost or market and we value approximately 80% of our inventory using the last-in, first-out, or LIFO method.

Our LIFO reserve increased $1.3 million for the first quarter of 2004 due to slight inflation. No LIFO provision was required for the first quarter of 2003 since the inflation/deflation conditions were relatively flat.

Discontinued Operations

The Company closed 35 underperforming stores during the 13 weeks ended April 3, 2004. In accordance with the provisions of SFAS No. 144, a portion of the costs associated with the closure of these stores, as well as related operating activity prior to closing for these stores, was recorded in “Loss from discontinued operations, net of tax” in the Company’s Consolidated Statement of Income.

Income Taxes

	13 Weeks Ended	13 Weeks Ended
(Dollars in millions)	April 3, 2004	March 29, 2003
Provision for income taxes	$51.0	$21.7
Effective tax rate	39.8%	36.0%

Our effective tax rate increased in the first quarter of 2004 from the first quarter of 2003 primarily due to the following reasons. First, the rate was lower in the first quarter of 2003 because of the relative effect of ongoing tax saving initiatives over a lower level of “Income from continuing operations before income taxes”. Income from continuing operations before income taxes was lower in 2003 primarily due to the inventory accounting charge discussed in Note 10. Second, the 2004 rate is higher due to increased state audit activity.

The Internal Revenue Service has completed its audit for tax years 1999 though 2001. This audit resulted in a proposed refund of approximately $30 million associated with the timing of certain tax deductions, which therefore resulted in no impact to our Condensed Consolidated Statement of Income for the period ended April 3, 2004. We recently received a letter stating the congressional Joint Committee on Taxation has completed its consideration of such refund and has taken no exception to the conclusions reached by the Internal Revenue Service.

Liquidity and Capital Resources

We have funded our operations and acquisitions from cash internally generated from our operations and borrowings.

At April 3, 2004, we had cash and cash equivalents of $483.0 million compared with $308.5 million at March 29, 2003. We have historically generated positive cash flow from operations. Cash provided by operating activities totaled $237.5 million for the 13 weeks ended April 3, 2004, compared with $248.1 million for the corresponding period last year. The decrease in cash provided by operating activities over the comparable period is primarily due to the funding of our retirement plan. This year the funding was made in the first quarter compared to the second quarter last year. Additional factors contributing to the decrease in cash provided by operating activities over last year were changes in receivables, inventories and accounts payable.

Cash flows used in investing activities decreased to $56.1 million for the 13 weeks ended April 3, 2004, compared with $59.3 million for the corresponding period last year primarily due to proceeds received from the sale of three Kash n’ Karry stores and the sale of land during the first quarter of 2004.

Capital expenditures were $58.3 million for the 13 weeks ended April 3, 2004 compared to $58.7 million for the prior year period. During first quarter of 2004, we opened nine new stores compared with three new stores and six renovations for the corresponding period of last year.

In fiscal 2004, we plan to incur approximately $450 million of capital expenditures. We plan to finance capital expenditures during fiscal 2004 through funds generated from operations and existing bank facilities and through the use of leases when necessary.

Cash flows used in financing activities were $12.0 million for both the 13 weeks ended April 3, 2004 and March 29, 2003.

Debt

We maintain a revolving credit facility with a syndicate of commercial banks providing $350.0 million in committed lines of credit. The credit facility is secured by certain inventory of the Delhaize America operating subsidiaries. The $350.0 million facility expires in July 2005 and contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, and an asset coverage ratio. We must be in compliance with all covenants in order to have access to the credit facility. As of April 3, 2004, we were in compliance with all covenants contained in the credit facility. A deteriorating economic or operating environment can subject us to a risk of non-compliance with the covenants. We had no outstanding borrowings under this facility as of April 3, 2004, and had no borrowings during 2004 and 2003. This facility is utilized to provide short-term capital to meet liquidity needs as necessary.

At April 3, 2004, the Company had the following long–term debt:

(Dollars in thousands)

Notes, 7.375%, due 2006	$613,299	(a	)
Notes, 7.55%, due 2007	149,679	(a	)
Notes, 8.125%, due 2011	1,102,677	(a	)
Notes, 8.05%, due 2027	121,504	(a	)
Debentures, 9.00%, due 2031	855,000

Medium-term notes, 8.67% to 8.73%, due 2006	5,086	(a	)
Other notes, 6.31% to 14.15%, due Nov. 2004 to 2016	70,548	(a	)
Mortgage payables, 7.55% to 10.20%, due Oct. 2004 to 2016	25,055	(a	)
Financing obligation, 7.25%, due 2004 to 2018	10,286

	$2,953,134
Less current portion	17,339

	$2,935,795

(a) Net of associated discount and premium

In October 2003, our Hannaford banner invoked the defeasance provisions of its outstanding, 8.54% Senior Notes due 2004, 6.31% Senior Notes due 2008, 6.50% Senior Notes due 2008, 7.41% Senior Notes due 2009, 6.58% Senior Notes due 2011, and 7.06% Senior Notes due 2016 (collectively, the “Notes”) and placed sufficient funds in an escrow account to satisfy the remaining principal and interest payments due on the Notes. As a result of this defeasance, Hannaford is no longer subject to the negative covenants contained in the agreements governing these notes. As of April 3, 2004, $72.2 million in aggregate principal amount of these notes was outstanding. Cash committed to fund the escrow and not available for general corporate purposes is considered restricted. At April 3, 2004, restricted funds of $14.0 million and $68.0 million are recorded in Current Other Assets and Non-current Other Assets, respectively.

We enter into significant leasing obligations related to our store properties. Capital lease obligations outstanding at April 3, 2004 were $704.4 million compared with $711.0 million at March 29, 2003. These leases generally have terms of up to 25 years. We also had significant operating lease commitments at the end of fiscal 2003.

As set forth in the table below, we also have periodic short-term borrowings under informal credit arrangements that are available to us at the lenders’ discretion.

(Dollars in millions)	April 3, 2004	March 29, 2003
Outstanding borrowings at period end	$0	$0
Average borrowings	0.0	1.3
Maximum amount outstanding	0.0	37.0
Daily weighted average interest rate	0%	2.81%

Market Risk

Our company is exposed to changes in interest rates primarily as a result of our long-term debt requirements. Our interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. The mix of fixed-rate debt and floating-rate debt is managed within policy guidelines. We have not entered into any financial instruments for trading purposes.

During the fourth quarter of 2001 and the third quarter of 2002, we entered into interest rate swap agreements, effectively converting a portion of our debt from fixed to variable rates. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semi-annual or quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. On December 30, 2003, we terminated $100 million of the 2011 interest rate swap arrangements. The notional principal amounts of interest rate swap arrangements as of April 3, 2004 were $300 million maturing in 2006 and $100 million maturing in 2011. These agreements met the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133. We have recorded a derivative asset in connection with these agreements in the amount of $24.8 million and $19.5 million at April 3, 2004 and January 3, 2004, respectively, recorded in our Consolidated Balance Sheets in Other Assets.

Prior to the offering of bonds and debentures in 2001, the Company entered into interest rate agreements to hedge against potential increases in interest rates. These hedge agreements were settled in 2001 with the loss recorded in other comprehensive income (loss), net of taxes and amortized to interest expense over the term of the associated debt securities. This unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss, net of taxes, at April 3, 2004, and January 3, 2004, totaled approximately $43.0 million and $44.3 million, respectively.

The table set forth below provides the expected principal payments and related interest rates of our long-term debt by fiscal year of maturity as of January 3, 2004.

(Dollars in millions)	2004	2005	2006		2007	2008	Thereafter		Fair Value
Notes, due 2006			$600.0	(a)					$648.0
Average interest rate			7.38%
Notes, due 2011							$1,100.0	(b)	$1,250.4
Average interest rate							8.13%

(Dollars in millions)	2004	2005	2006	2007	2008	Thereafter	Fair Value
Debentures, due 2031						$855.0	$1,026.6
Average interest rate						9.00%
Medium term notes			$5.0				$5.5
Average interest rate			8.71%
Debt securities, due 2007				$150.0			$164.7
Average interest rate				7.55%
Debt securities, due 2027						$126.0	$139.9
Average interest rate						8.05%
Mortgage payables	$5.0	$2.6	$2.9	$3.2	$2.8	$9.3	$28.1
Average interest rate	9.56%	8.85%	8.85%	8.86%	8.92%	8.67%
Other notes	$8.8	$12.1	$12.2	$12.2	$12.2	$18.8 (c)	$80.4
Average interest rate	6.82%	6.93%	6.95%	6.98%	6.98%	7.32%
Financing obligation	$0.5	$(2.5)	$0.4	$0.5	$0.5	11.0	$10.4
Average interest rate	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%

(a) $300.0 million notional amount was swapped for a variable interest rate based on a six-month or three-month U.S. dollar LIBOR reset on a semi-annual or quarterly basis. The carrying value of these notes was increased by $13.0 million at January 3, 2004, to reflect the fair value of the interest rate swap.

(b) $100.0 million notional amount was swapped for a variable interest rate based on a six-month or three-month U.S. dollar LIBOR reset on a semi-annual or quarterly basis. The carrying value of these notes was increased by $1.0 million at January 3, 2004, to reflect the fair value of the interest rate swap.

(c) See Note 7 of the Company’s Consolidated Financial Statements for Hannaford defeasance discussion.

We do not trade in foreign markets or in commodities, nor do we have significant concentrations of credit risk. Accordingly, we do not believe that foreign exchange risk, commodity risk or credit risk pose a significant threat to our company.

Contractual Obligations and Commitments

We assumed various financial obligations and commitments in the normal course of our operations and financing activities. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. A table representing the scheduled maturities of our contractual obligations as of January 3, 2004 was included under the heading “Contractual Obligations and Commitments” on page 23 of the Company’s 2003 Annual Report on Form 10-K filed with the SEC on April 2, 2004. There were no significant changes from the table referenced above.

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

We implemented a captive insurance program in fiscal 2001 pursuant to which the self-insured reserves related to workers’ compensation, general liability and auto coverage were reinsured by Pride, an Irish reinsurance captive, owned by an affiliated company of Delhaize Group. The purpose for implementing the captive insurance program is to provide Delhaize Group continuing flexibility in its risk management program while providing certain excess loss protection through anticipated reinsurance contracts with Pride. Premiums are transferred annually to Pride through Delhaize Insurance Co., a subsidiary of Delhaize America, Inc.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of such date, our disclosure controls and procedures are effective. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the end of the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a). Exhibits

Exhibit	Description
4(a)	Fourth Supplemental Indenture, dated March 10, 2004 and effective as of December 31, 2003, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co, Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop’n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannford Licensing Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(h) of the Company’s Annual Report on Form 10-K dated April 2, 2004) (SEC File No. 0-6080)

4(b)	Second Supplemental Indenture, dated as of May 12, 2004, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co, Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop’n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannford Licensing Corp. and The Bank of New York, as Trustee

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31(b)	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32	Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

(b). Reports on Form 8-K

     None.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DELHAIZE AMERICA, INC.

DATE: May 18, 2004	BY: /s/ Carol M. Herndon

Carol M. Herndon
Executive Vice President of
Accounting and Analysis and
Chief Accounting Officer

Exhibit Index

Exhibit	Description
4(a)	Fourth Supplemental Indenture, dated March 10, 2004 and effective as of December 31, 2003, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co, Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop’n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannford Licensing Corp. and The Bank of New York , as Trustee (incorporated by reference to Exhibit 4(h) of the Company’s Annual Report on Form 10-K dated April 2, 2004) (SEC File No. 0-6080)

4(b)	Second Supplemental Indenture, dated as of May 12, 2004, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co, Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop’n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannford Licensing Corp. and The Bank of New York, as Trustee

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31(b)	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32	Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)