Form 10-Q
period 2004-07-03
DELHAIZE AMERICA INC
filed 2004-08-17
CIK 37912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

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

Outstanding shares of common stock of the Registrant as of August 17 , 2004.

Class A Common Stock – 91,270,348,481

Class B Common Stock -         75,468,935

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELHAIZE AMERICA, INC.

INDEX TO FORM 10-Q

July 3, 2004

Unless the context otherwise requires, the terms “Delhaize America,” the “Company,” “we,” “us” and “our” refer to Delhaize America, Inc., a North Carolina corporation together with its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes or incorporates by reference “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995 about Delhaize America that are subject to risks and uncertainties. All statements included in this quarterly report on Form 10-Q, other than statements of historical fact, which address activities, events or developments that Delhaize America expects or anticipates will or may occur in the future, including, without limitation, statements regarding expansion and growth of its business, anticipated store openings and renovations, future capital expenditures, projected revenue growth or synergies resulting from the share exchange transaction with Delhaize Group, and business strategy, are forward-looking statements. These forward-looking statements generally can be identified as statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “likely”, “will”, “should” or other similar words or phrases.

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date this quarterly report on Form 10-Q is filed with the Securities and Exchange Commission. We assume no obligation to update or revise them. Important factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	The grocery retailing industry continues to experience fierce competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants. Our continued success is dependent upon our ability to compete in this industry, develop and implement retailing strategies and continue to reduce operating expenses. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could impact our sales and net income.

•	Our future results could be adversely affected due to pricing and promotional activities of existing and new competitors, including non-traditional food retailers; our response actions; the state of the economy, including inflationary or deflationary trends in certain commodities; recessionary times in the economy; and our ability to sustain the cost reductions that we have identified and implemented.

•	Our ability to achieve our cost savings goals could be affected by, in addition to other factors described herein, our ability to achieve productivity improvements, shrink reduction, efficiencies in our distribution centers, and other efficiencies created by our logistics projects.

•	Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, and employment and job growth in the markets in which we operate may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits of our customers, which could affect sales and earnings.

•	Consolidation in the food industry is likely to continue and the effects on our business, favorable or unfavorable, cannot be foreseen.

•	Our ability to integrate any companies we acquire or have acquired and achieve operating improvements at those companies will affect our financial results.

•	Increases in the cost of inputs, such as utility costs or raw material costs and increased product costs, and increased labor and labor related (e.g., health and welfare and pension) costs could negatively impact financial ratios.

•	Adverse weather conditions could increase the cost our suppliers charge for their products, decrease or increase the customer demand for certain products, interrupt operations at affected stores, or interrupt operations of our suppliers.

•	We are subject to labor relations issues, including union organizing activities, that could result in an increase in costs or lead to a strike, thus impairing operations and decreasing sales. We are also subject to labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, and environmental laws may have a material impact on our financial statements.

•	Our future results could be adversely affected by issues affecting the food distribution and retail industry generally, such as food safety concerns, an increase in consumers eating away from home and the manner in which vendors target their promotional dollars.

•	Our comparable store sales growth could be affected by increases or decreases in private-label sales, the impact of our new store openings, as well as competitors’ openings.

•	We have estimated our exposure to the claims and litigation arising in the normal course of business and believe we have made adequate provisions for them. Unexpected outcomes in these matters could result in an adverse effect on our earnings.

•	Interest expense on variable rate borrowings will vary with changes in capital markets and the amount of debt that we have outstanding. However, the majority of our long-term notes payable bear an effective fixed interest rate. On this debt, we bear the risk that the required payments will exceed those based on current market rates.

•	Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, or if significant projects are not completed in the time frame expected or on budget.

•	Depreciation and amortization expenses may vary from our estimates due to the timing of new store openings.

•	LIFO charges and credits will be affected by changes in the cost of inventory

•	We are self-insured for workers’ compensation, general liability, vehicle accident and druggist claims. Maximum retention, including defense costs per occurrence, ranges from (i) $0.5 million to $1.0 million per accident for workers’ compensation, (ii) $5.0 million per accident for automobile liability and (iii) $2.0 million per accident for general liability, with an additional $5.0 million retention in excess of the primary $2.0 million general liability retention for druggist liability. We are insured for costs related to covered claims, including defense costs, in excess of these retentions. It is possible that the final resolution of some of these claims may require us to make significant expenditures in excess of our existing reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated. Pursuant to our self-insurance program, self-insured reserves related to workers’ compensation, general liability and auto coverage are reinsured by Pride Reinsurance Company (“Pride”), an Irish reinsurance captive, owned by an affiliated company of Delhaize Group. Premiums are transferred annually to Pride through Delhaize Insurance Co., a subsidiary of Delhaize America.

•	Our access to capital markets on favorable terms and leasing costs could be negatively affected by the company’s financial performance and by conditions of the financial and credit markets.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

For the 13 weeks ended July 3, 2004 and June 28, 2003

(Dollars in thousands)

	13 Weeks Ended July 3, 2004	13 Weeks Ended June 28, 2003
Net sales and other revenues	$3,999,188	$3,743,232
Cost of goods sold	2,974,578	2,809,322
Selling and administrative expenses	804,376	751,123

Operating income	220,234	182,787
Interest expense	80,094	78,731

Income from continuing operations before income taxes	140,140	104,056
Provision for income taxes	51,752	37,878

Income from continuing operations	88,388	66,178
Loss from discontinued operations, net of tax	2,232	5,550

Net income	$86,156	$60,628

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

For the 26 weeks ended July 3, 2004 and June 28, 2003

(Dollars in thousands)

	26 Weeks Ended July 3, 2004	26 Weeks Ended June 28, 2003
Net sales and other revenues	$7,856,810	$7,371,629
Cost of goods sold	5,834,443	5,558,807
Selling and administrative expenses	1,593,924	1,490,406

Operating income	428,443	322,416
Interest expense	160,163	158,059

Income from continuing operations before income taxes	268,280	164,357
Provision for income taxes	102,721	59,580

Income from continuing operations	165,559	104,777
Loss from discontinued operations, net of tax	55,805	29,641

Income before cumulative effect of change in accounting principle	109,754	75,136
Cumulative effect of change in accounting principle, net of tax	—	10,946

Net income	$109,754	$64,190

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of July 3, 2004 and January 3, 2004

(Dollars in thousands)

	July 3, 2004	January 3, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$629,657	$313,629
Receivables, net	113,292	111,738
Receivable from affiliate	14,817	14,708
Inventories	1,144,722	1,203,487
Prepaid expenses	72,881	40,586
Deferred tax assets	—	26,491
Other assets	13,841	9,936

Total current assets	1,989,210	1,720,575
Property and equipment, net	2,889,151	2,980,455
Goodwill, net	2,893,431	2,895,541
Other intangibles, net	752,820	775,830
Reinsurance recoverable from affiliate	132,486	129,869
Other assets	151,484	170,741

Total assets	$8,808,582	$8,673,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$764,888	$751,122
Payable to affiliate	—	2,118
Accrued expenses	306,114	296,927
Capital lease obligations – current	36,637	35,686
Long term debt – current	17,116	13,036
Other liabilities - current	70,949	55,664
Deferred income taxes	1,007	—
Income taxes payable	13,481	1,154

Total current liabilities	1,210,192	1,155,707
Long-term debt	2,922,115	2,940,135
Capital lease obligations	671,931	685,852
Deferred income taxes	251,088	270,685
Other liabilities	301,184	274,918

Total liabilities	5,356,510	5,327,297

Commitments and contingencies (Note 14)
Shareholders’ equity:
Class A non-voting common stock	163,076	163,076
Class B voting common stock	37,736	37,736
Accumulated other comprehensive loss, net of tax	(60,315)	(62,901)
Additional paid-in capital, net of unearned compensation	2,475,162	2,474,412
Retained earnings	836,413	733,391

Total shareholders’ equity	3,452,072	3,345,714

Total liabilities and shareholders’ equity	$8,808,582	$8,673,011

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the 26 weeks ended July 3, 2004 and June 28, 2003

(Dollars in thousands)

	26 Weeks Ended July 3, 2004	26 Weeks Ended June 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$109,754	$64,190
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax (Note 10)	—	10,946
Change in accounting method (Note 10)	—	87,308
Provision for loss on disposal of discontinued operations	72,842	27,844
Streamline charges	—	2,346
Depreciation and amortization	230,577	220,186
Depreciation and amortization - discontinued operations	790	3,397
Amortization of debt fees/costs	996	977
Amortization of debt premium	622	483
Amortization of deferred loss on derivative	4,223	4,145
Amortization and termination of restricted shares	2,083	2,556
Transfer from escrow to fund interest, net of accretion	1,543	—
Accrued interest on interest rate swap	814	(26)
Loss on disposals of property and capital lease terminations	1,776	1,991
Deferred income taxes provision (benefit)	6,296	(71,824)
Other	204	699
Changes in operating assets and liabilities which provided (used) cash:
Receivables	(1,554)	10,807
Net receivable from affiliate	(2,227)	(7,989)
Income tax receivable	—	6,036
Inventories	58,765	31,671
Prepaid expenses	(32,295)	(43,547)
Other assets	2,728	3,724
Accounts payable	13,766	(29,798)
Accrued expenses	7,246	25,054
Income taxes payable	14,201	22,893
Other liabilities	(14,524)	(21,520)

Total adjustments	368,872	288,359

Net cash provided by operating activities	478,626	352,549

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(143,116)	(141,911)
Proceeds from sale of property	11,235	4,771
Other investment activity	(4,219)	(2,885)

Net cash used in investing activities	(136,100)	(140,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(8,899)	(13,413)
Principal payments under capital lease obligations	(17,360)	(15,598)
Transfer from escrow to fund long-term debt	7,827	—
Taxes paid on capital contribution	—	(4,692)
Parent common stock repurchased	(9,090)	(649)
Tax payment for restricted shares vested	(852)	—
Proceeds from stock options exercised	1,876	248

Net cash used in financing activities	(26,498)	(34,104)

Net increase in cash and cash equivalents	316,028	178,420
Cash and cash equivalents at beginning of year	313,629	131,641

Cash and cash equivalents at end of period	$629,657	$310,061

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

2) Supplemental Disclosure of Cash Flow Information:

Selected cash payments and non-cash activities during the period were as follows:

(Dollars in thousands)	26 Weeks Ended July 3, 2004	26 Weeks Ended June 28, 2003
Cash payments for income taxes	$55,765	$86,128
Cash payments for interest, net of amounts funded for escrow and capitalized	152,196	152,406
Non-cash investing and financing activities:
Capitalized lease obligations incurred for store properties and equipment	16,865	15,437
Capitalized lease obligations terminated for store properties and equipment	485	843
Dividend to Delhaize Group and Detla in stock	—	109,945
Change in reinsurance recoverable and other liabilities	2,617	5,698
Reduction of tax payable and goodwill for tax adjustment	1,874	—

3) Inventories

Inventories are stated at the lower of cost or market. Inventories valued using the Last-in, First-out (LIFO) method comprised approximately 79% and 78% of inventories on July 3, 2004 and January 3, 2004, respectively. Meat, produce and deli inventories are valued on the average cost method rather than the LIFO method. If the Company did not report under the LIFO method, inventories would have been $37.3 million and $33.6 million greater as of July 3, 2004 and January 3, 2004, respectively. Application of the LIFO method resulted in increases in cost of goods sold of $ 3.7 and $0.7 million for the 26 weeks ended July 3, 2004 and June 28, 2003, respectively. As stated in Note 10, the Company changed its application of the LIFO method of accounting for store inventories from the retail method to the average item cost method effective December 29, 2002.

In 2003, upon the adoption of Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, certain vendor allowances began to be recorded as a reduction of inventory. Previously, the Company recorded vendor allowances as a reduction of cost of sales when earned. This change had a timing impact on certain vendor allowances that are now an adjustment to inventory cost and recognized in cost of sales when the product is sold.

4) Supplier Allowances

The Company receives allowances, credits and income from suppliers primarily for volume incentives, new product introductions, in-store promotions and co-operative advertising. Volume incentives are based on contractual arrangements generally covering a period of one year or less and have been historically included in the cost of inventory and recognized as earned in cost of sales when the product is sold. New product introduction allowances compensate the Company for costs incurred which are associated with product handling and have been historically deferred and recognized as a reduction in cost of sales over the product introductory period. Non-refundable credits from suppliers for in-store promotions such as product displays require related activities by the Company. Similarly, co-operative advertising requires the Company to conduct the related advertising. In-store promotions income and co-operative advertising income have historically been included in cost of sales and recognized when the Company performs the related activities.

In 2003, upon the adoption of EITF Issue No. 02-16, in-store promotion and co-operative advertising income is now recorded as a reduction in the cost of inventory and recognized in cost of sales when the product is sold unless the allowance represents the reimbursement of a specific, incremental, and identifiable cost incurred by the Company to sell the vendor’s product. The Company has reviewed the promotional funding received from vendors and concluded that these arrangements are primarily for general advertising purposes and not the reimbursement of a specific, incremental, and identifiable cost incurred by the Company.

Total supplier allowances recognized for the 13 and 26 weeks ended July 3, 2004 and the comparable periods are shown below:

(Dollars in thousands)	13 weeks ended July 3, 2004	13 weeks ended June 28, 2003	26 weeks ended July 3, 2004	26 weeks ended June 28, 2003*
Allowances related to the purchase of inventory	$28,248	$37,705	$53,258	$73,172
Other allowances	29,821	25,268	67,118	55,672

Total supplier allowances	$58,069	$62,973	$120,376	$128,844

*	Excludes the cumulative effect of adopting EITF Issue No. 02-16 of $10.9 million, net of tax during the first quarter of 2003.

5) Reclassification

The Company, prior to filing its financial statements on Form 10-Q, publicly releases unaudited condensed consolidated financial statements in connection with the quarterly earnings release of its parent company, Delhaize Group. Between the date of such release and the filing of the Company’s Form 10-Q, reclassifications may be required. Since Delhaize Group’s earnings release dated August 5, 2004, which included unaudited condensed consolidated financial statements of the Company for the quarterly period ended July 3, 2004, a reclassification totaling $2.5 million was made to net cash provided by operating activities from net cash used in financing activities.

Certain financial statement items in the prior period have been reclassified to conform to the current period’s presentation.

6) Accounting for Stock Issued to Employees

The Company participates in a stock option plan (the “Delhaize Group Plan”) of its parent, Delhaize Group, which is described fully in Note 14 to the Company’s Annual Report on Form 10-K for the year ended January 3, 2004. The Company accounts for the Delhaize Group Plan under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”. No stock-based employee compensation cost is reflected in net income, as all options granted under the Delhaize Group Plan have an exercise price equal to the market value of the underlying Delhaize Group American Depository Share stock on the date of grant. Additionally, the Company still has options outstanding under a 1996 Food Lion Plan, 1988 and 1998 Hannaford Plans and a 2000 Delhaize America Plan; however, the Company can no longer grant options under these plans.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, to stock-based employee compensation.

	13 weeks ended July 3, 2004	13 weeks ended June 28, 2003	26 weeks ended July 3, 2004	26 weeks ended June 28, 2003
Net earnings – as reported	$86,156	$60,628	$109,754	$64,190
Deduct: Total stock-based employee compensation expense determined using fair value based method (net of tax)	2,527	2,726	4,856	5,124

Net earnings–pro forma	$83,629	$57,902	$104,898	$59,066

The weighted average fair value at date of grant for options granted under the Delhaize Group Plan during the second quarter of 2004 and 2003 was $15.15 and $8.45 per option, respectively. The weighted average fair value at date of grant for options granted under the Delhaize Group Plan for the 26 weeks ended July 3, 2004 and June 28, 2003 was $15.15 and $8.44 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model based on the following assumptions:

	July 3, 2004	June 28, 2003
Expected dividend yield (%)	2.6	3.6
Expected volatility (%)	41.0	42.3
Risk-free interest rate (%)	3.9	2.4
Expected term (years)	5.0	5.2

7) Derivative Financial Instruments

During the fourth quarter of 2001 and the third quarter of 2002, the Company entered into interest rate swap agreements, effectively converting a portion of the debt from fixed to variable rates. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for the Company’s agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. On December 30, 2003, the Company terminated $100 million of the 2011 interest rate swap arrangements. The notional principal amounts of interest rate swap arrangements at July 3, 2004 were $300 million maturing in 2006 and $100 million maturing in 2011. For the 13 weeks and 26 weeks ended July 3, 2004, interest expense was reduced by $3.1 million and $6.5 million. For the 13 and 26 weeks ended June 28, 2003, interest expense was reduced by $4.1 million and $8.3 million, respectively, in connection with these agreements. These agreements met the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133, “Derivative Instruments and Hedging Activities”. The Company has recorded a derivative asset in connection with these agreements in the amount of $13.1 million and $19.5 million at July 3, 2004 and January 3, 2004, respectively, which is included in the Company’s Condensed Consolidated Balance Sheet in Other Assets.

Prior to the offering of bonds and debentures in 2001, the Company entered into interest rate agreements to hedge against potential increases in interest rates. These hedge agreements were settled in 2001 with the loss recorded in other comprehensive income (loss), net of taxes and amortized to interest expense over the term of the associated debt securities. This unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss, net of taxes, at July 3, 2004, and January 3, 2004, totaled approximately $41.7 million and $44.3 million, respectively.

8) Intangible Assets

Intangible assets are comprised of the following:

(Dollars in thousands)	26 weeks ended July 3, 2004	Fiscal 2003
Goodwill	$2,982,383	$2,984,492
Trademarks	486,752	486,752
Favorable lease rights	361,547	365,883
Prescription files	18,626	18,693
Liquor license	3,508	3,528
Other	23,672	23,462

	3,876,488	3,882,810
Less accumulated amortization	230,237	211,439

	$3,646,251	$3,671,371

The following represents a summary of changes in gross goodwill at 26 weeks ended July 3, 2004 and fiscal 2003.

	26 weeks ended July 3, 2004	Fiscal 2003
Balance at beginning of year	$2,984,492	$2,996,256
Additions (reductions)	(235)	4,057
Reduction of goodwill for tax adjustment	(1,874)	(15,821)

Balance at end of period	$2,982,383	$2,984,492

Amortization expense totaled $10.1 million and $9.4 million for the 13 weeks ended July 3, 2004 and June 28, 2003, respectively and $20.3 million and $18.8 million for the 26 weeks ended July 3, 2004 and June 28, 2003.

The Company’s policy requires that an annual impairment assessment be conducted in the fourth quarter of each year or when events or circumstances indicate that an impairment may have occurred in accordance with SFAS 142. The Company had no impairment loss for the 26 weeks ended July 3, 2004 or 2003.

The carrying amount of goodwill and trademarks at each of the Company’s reporting units follows:

(Dollars in millions)	July 3, 2004 Goodwill	July 3, 2004 Trademarks	Fiscal 2003 Goodwill	Fiscal 2003 Trademarks
Food Lion	$1,140	$249	$1,138	$249
Hannaford	1,749	223	1,754	223
Harveys	4	5	4	5

	$2,893	$477	$2,896	$477

As of July 3, 2004 and January 3, 2004, the Company’s intangible assets with finite lives consist of favorable lease rights, liquor licenses, pharmacy files, and developed software. The components of its intangible assets with finite lives are as follows:

	July 3, 2004			Fiscal 2003
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Favorable lease rights	$361	$(118)	$243	$366	$(102)	$264
Other	46	(13)	33	46	(11)	35

Total	$407	$(131)	$276	$412	$(113)	$299

Estimated amortization expense for intangible assets with finite lives for the five succeeding fiscal years follows:

(Dollars in millions)
2004	$37.6
2005	35.1
2006	32.9
2007	29.0
2008	23.9

9) Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings and other comprehensive earnings (losses). Other comprehensive earnings (losses) include items that are currently excluded from the Company’s net income (loss) and recorded directly to shareholders’ equity. Included in other comprehensive income (loss) are unrealized losses on hedges, minimum pension liability adjustments and unrealized security holding gains. Comprehensive income was $112.3 million and $67.5 million for the 26 weeks ended July 3, 2004 and June 28, 2003, respectively.

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

11) Store Closings

The following table shows the number of stores closed at the end of the second quarter of 2004:

	Discontinued Operations	Closed	Planned Closings	Total
As of April 3, 2004	70	163	2	235
Store closings added	—	5	(2)	3
Stores sold/lease terminated	(5)	(10)	—	(15)

As of July 3, 2004	65	158	—	223

The following table reflects closed store liabilities as of July 3, 2004 and activity during the quarter, including additions to closed store liabilities charged to operations or discontinued operations and adjustments to liabilities based on changes in facts and circumstances and payments made.

	Qtr 2 2004 Disc Op	Qtr 2 2004 Closed	Qtr 2 2004 Total
Balance at April 3, 2004	$75.2	$111.6	$186.8
Additions:
Store closings – lease obligations	0.0	0.2	0.2
Store closing – other exit costs	0.1	0.0	0.1

Total additions	0.1	0.2	0.3
Adjustments:
Adjustments to estimates-lease obligation	(2.9)	(4.2)	(7.1)
Adjustments to estimates-other exit costs	0.3	(0.4)	(0.1)

Total adjustments	(2.6)	(4.6)	(7.2)
Reductions:
Lease payments made	(2.0)	(3.1)	(5.1)
Payments for other exit costs	(0.9)	(0.6)	(1.5)

Total reductions	(2.9)	(3.7)	(6.6)

Balance at July 3, 2004	$69.8	$103.5	$173.3

The July 3, 2004 balance of approximately $173.3 million consisted of lease liabilities and other exit cost liabilities of $143.7 million and $29.6 million, respectively and includes lease liabilities of $60.6 million and other exit costs of $9.2 million associated with discontinued operations. During the quarter, the Company completed the closure of three Food Lion stores, acquired one store which will remain closed, and re-instated one store whose lease had previously ended.

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

The Company closed 35 underperforming stores during the 26 weeks ended July 3, 2004, as well as, 44 underperforming stores through fiscal 2003. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, a portion of the costs associated with the closure of these stores, as well as related operating activity prior to closing for these stores, was recorded in “Loss from discontinued operations, net of tax” in the Company’s Consolidated Statement of Income.

Operating activity prior to closing for the discontinued stores is shown below:

(Dollars in thousands)	13 weeks ended July 3, 2004	13 weeks ended June 28, 2003	26 weeks ended July 3, 2004	26 weeks ended June 28, 2003
Net sales and other revenues	$—	$51,948	$22,754	$122,023
Net loss	$(367)	$(4,139)	$(5,784)	$(9,810)

During the first quarter of 2004 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded a $72.8 million loss to discontinued operations ($46.4 million after taxes). The loss included an initial reserve of $53.5 million for rent, real estate taxes, common area maintenance expenses (other liabilities) and $1.9 million for severance and outplacement costs (accrued expenses). The remaining loss included property retirement (asset impairment) of $22.1 million and gains on capital lease retirements of $4.7 million. Additional discontinued operations expenses not reserved totaled $1.9 million and $3.6 million after taxes for the 13 and 26 weeks ended July 3, 2004.

In the first quarter of 2003, the Company recorded an initial reserve of $27.5 million to discontinued operations ($17.7 million after taxes) for rent, real estate taxes and common area maintenance expenses (other liabilities) and severance and outplacement costs (accrued expenses). The Company recorded property retirement (asset impairment) of $5.0 million, which was substantially offset by gains on capital lease retirements of $5.0 million. During the second quarter of 2003, the Company recorded an initial reserve of $0.3 million to discontinued operations ($0.2 million after taxes) for rent, real estate taxes and common area maintenance expenses (other liabilities) and for property retirement (asset impairment). Additional discontinued operations expenses not reserved totaled $1.2 million and $1.9 million after taxes for the 13 and 26 weeks ended June 28, 2003.

The following table shows the reserve balances for discontinued operations as of July 3, 2004:

(Dollars in thousands)	Other liabilities	Accrued expenses	Total
Reserve balance as of April 3, 2004	$(75,159)	$(110)	$(75,269)
Additions	—	(217)	(217)
Utilizations	5,358	—	5,358

Reserve balance as of July 3, 2004	$(69,801)	$(327)	$(70,128)

13) Guarantor Subsidiaries

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

Delhaize America, Inc.

Consolidated Statements of Income (Loss)

For the 26 Weeks ended July 3, 2004

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$7,856,810	$—	$7,856,810
Cost of goods sold	—	5,834,443	—	5,834,443
Selling and administrative expenses	18,799	1,575,125	—	1,593,924

Operating (loss) income	(18,799)	447,242	—	428,443
Interest expense	113,069	47,094	—	160,163
Equity in earnings of subsidiaries	(191,512)	—	191,512	—

Income from continuing operations before income taxes	59,644	400,148	(191,512)	268,280
(Benefit) provision for income taxes	(50,110)	152,831	—	102,721

Income before loss from discontinued operations	109,754	247,317	(191,512)	165,559
Loss from discontinued operations, net of tax	—	55,805	—	55,805

Net income	$109,754	$191,512	$(191,512)	$109,754

Delhaize America, Inc.

Consolidated Statements of Income (Loss)

For the 26 Weeks ended June 28, 2003

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$7,371,629	$—	$7,371,629
Cost of goods sold	—	5,558,807	—	5,558,807
Selling and administrative expenses	12,313	1,478,093	—	1,490,406

Operating (loss) income	(12,313)	334,729	—	322,416
Interest expense	110,277	47,782	—	158,059
Equity in earnings of subsidiaries	(140,220)	—	140,220	—

Income from continuing operations before income taxes	17,630	286,947	(140,220)	164,357
(Benefit) provision for income taxes	(46,560)	106,140	—	59,580

Income before loss from discontinued operations	64,190	180,807	(140,220)	104,777
Loss from discontinued operations, net of tax	—	29,641	—	29,641

Income before cumulative effect of changes in accounting principle	64,190	151,166	(140,220)	75,136
Cumulative effect of changes in accounting principle, net of tax	—	10,946	—	10,946

Net income	$64,190	$140,220	$(140,220)	$64,190

Delhaize America, Inc.

Consolidated Balance Sheets

As of July 3, 2004

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$471,245	$158,412	$—	$629,657
Receivables, net	265	113,292	(265)	113,292
Receivable from affiliate	11,704	51,647	(48,534)	14,817
Income tax receivable	—	1,767	(1,767)	—
Inventories	—	1,144,722	—	1,144,722
Prepaid expenses	953	71,928	—	72,881
Other assets	—	13,841	—	13,841

Total current assets	484,167	1,555,609	(50,566)	1,989,210

Property and equipment, net	6,804	2,882,347	—	2,889,151
Goodwill, net	—	2,893,431	—	2,893,431
Other intangibles, net	—	752,820	—	752,820
Reinsurance recoverable from affiliate	—	132,486	—	132,486
Deferred tax asset	66,773	—	(66,773)	—
Other assets	82,965	68,519	—	151,484
Investment in and advances to subsidiaries	5,754,614	—	(5,754,614)	—

Total assets	$6,395,323	$8,285,212	$(5,871,953)	$8,808,582

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$325	$764,563	$—	$764,888
Payable to affiliate	35,119	13,415	(48,534)	—
Accrued expenses	52,102	254,012	—	306,114
Capital lease obligations – current	—	36,637	—	36,637
Long-term debt – current	—	17,381	(265)	17,116
Other liabilities – current	—	70,949	—	70,949
Deferred income taxes	—	1,007	—	1,007
Income taxes payable	15,248	—	(1,767)	13,481

Total current liabilities	102,794	1,157,964	(50,566)	1,210,192

Long-term debt	2,839,952	82,163	—	2,922,115
Capital lease obligations	—	671,931	—	671,931
Deferred income taxes	—	317,861	(66,773)	251,088
Other liabilities	505	300,679	—	301,184

Total liabilities	2,943,251	2,530,598	(117,339)	5,356,510

Commitments and contingencies (Note 14)

Total shareholders’ equity	3,452,072	5,754,614	(5,754,614)	3,452,072

Total liabilities and shareholders’equity	$6,395,323	$8,285,512	$(5,871,953)	$8,808,582

Delhaize America, Inc.

Consolidated Balance Sheets

As of January 3, 2004

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$147,090	$166,539	$—	$313,629
Receivables, net	1,327	110,676	(265)	111,738
Receivable from affiliate	12,086	72,138	(69,516)	14,708
Income tax receivable	11,895	—	(11,895)	—
Inventories	—	1,203,487	—	1,203,487
Prepaid expenses	2,409	38,177	—	40,586
Deferred tax assets	68,378	26,491	(68,378)	26,491
Other assets	—	9,936	—	9,936

Total current assets	243,185	1,627,444	(150,054)	1,720,575

Property and equipment, net	7,222	2,973,233	—	2,980,455
Goodwill, net	—	2,895,541	—	2,895,541
Other intangibles, net	—	775,830	—	775,830
Reinsurance recoverable from affiliate	—	129,869	—	129,869

Other assets	88,540	82,201	—	170,741
Investment in and advances to subsidiaries	5,964,277	—	(5,964,277)	—

Total assets	$6,303,224	$8,484,118	$(6,114,331)	$8,673,011

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$663	$750,459	$—	$751,122
Payable to affiliate	57,638	13,996	(69,516)	2,118
Accrued expenses	53,414	243,513	—	296,927
Capital lease obligations – current	—	35,686	—	35,686
Long-term debt – current	—	13,301	(265)	13,036
Other liabilities – current	—	55,664	—	55,664
Income taxes payable	—	13,049	(11,895)	1,154

Total current liabilities	111,715	1,125,668	(81,676)	1,155,707
Long-term debt	2,845,482	94,653	—	2,940,135
Capital lease obligations	—	685,852	—	685,852
Deferred income taxes	—	339,063	(68,378)	270,685
Other liabilities	313	274,605	—	274,918

Total liabilities	2,957,510	2,519,841	(150,054)	5,327,297

Commitments and contingencies (Note 14)

Total shareholders’ equity	3,345,714	5,964,277	(5,964,277)	3,345,714

Total liabilities and shareholders’ equity	$6,303,224	$8,484,118	$(6,114,331)	$8,673,011

Delhaize America, Inc.

Consolidated Statements of Cash Flows

For the 26 Weeks ended July 3, 2004

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(119,282)	$597,908	$478,626

Cash flows from investing activities
Capital expenditures	(21)	(143,095)	(143,116)
Proceeds from sale of property	—	11,235	11,235
Other investment activity	(4,498)	279	(4,219)

Net cash used in investing activities	(4,519)	(131,581)	(136,100)

Cash flows from financing activities
Principal payments on long-term debt	—	(8,899)	(8,899)
Principal payments under capital lease obligations	—	(17,360)	(17,360)
Transfer from escrow to fund long-term debt	—	7,827	7,827
Net change in advances to subsidiaries	456,022	(456,022)	—
Parent common stock repurchased	(9,090)	—	(9,090)
Tax payment for restricted shares vested	(852)	—	(852)
Proceeds from stock options exercised	1,876	—	1,876

Net cash provided by (used in) financing activities	447,956	(474,454)	(26,498)

Net increase (decrease) in cash and cash equivalents	324,155	(8,127)	316,028
Cash and cash equivalents at beginning of year	147,090	166,539	313,629

Cash and cash equivalents at end of period	$471,245	$158,412	$629,657

Delhaize America, Inc.

Consolidated Statements of Cash Flows

For the 26 Weeks ended June 28, 2003

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(91,550)	$444,099	$352,549

Cash flows from investing activities
Capital expenditures	(11)	(141,900)	(141,911)
Proceeds from sale of property	—	4,771	4,771
Other investment activity	(3,979)	1,094	(2,885)

Net cash used in investing activities	(3,990)	(136,035)	(140,025)

Cash flows from financing activities
Principal payments on long-term debt	—	(13,413)	(13,413)
Principal payments under capital lease obligations	—	(15,598)	(15,598)
Taxes paid on capital contribution	(4,692)	—	(4,692)
Net change in advances to subsidiaries	267,257	(267,257)	—
Parent common stock repurchased	(649)	—	(649)
Proceeds from stock options exercised	248	—	248

Net cash provided by (used in) financing activities	262,164	(296,268)	(34,104)

Net increase in cash and cash equivalents	166,624	11,796	178,420
Cash and cash equivalents at beginning of year	12,000	119,641	131,641

Cash and cash equivalents at end of period	$178,624	$131,437	$310,061

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

Kash n’ Karry Food Stores, Inc. is a Delaware corporation that operates all the Company’s Kash n’ Karry stores. Kash n’ Karry executive offices are located at 3801 Sugar Palm Drive, Tampa, Florida 33619.

J.H. Harvey Co., LLC is a Georgia limited liability company that operates all of the Company’s Harveys stores. Harveys executive offices are located at 727 S. Davis St., Nashville, Georgia 31639.

14) Commitments and Contingencies

The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the Company’s management believes that the resulting liability, if any, would not have a material effect upon the Company’s consolidated results of operation, financial position or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations (13 weeks and 26 weeks ended July 3, 2004 compared to the 13 and 26 weeks ended June 28, 2003)

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in this Quarterly Report and the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our Form 10-K for the year ended January 3, 2004.

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

During the second quarter of fiscal 2004, Delhaize America posted increased sales, improving gross margins, and continued cost and expense reduction.

Second Quarter Highlights:

•	Sales. Sales increased 6.8%. Comparable store sales increased 1.4%. Cost inflation has accelerated in the first half of 2004. We are very attentive to our competitive price position, but we have generally been able to pass through increased costs in this quarter while maintaining competitiveness and positive market share momentum.

•	Food Lion Focus. During second quarter of 2004, Food Lion continued to focus on excellence in execution, in-stock conditions, cleanliness, freshness, increased convenience and customer service. Food Lion continued to experience accelerated sales momentum in the first half of fiscal 2004 as compared to the first half of fiscal 2003.

•	Market Renewal. Following the launch of Food Lion’s market renewal in Raleigh in fiscal 2003, a second renewal program is underway in Charlotte, North Carolina. Market renewal represents a change in Food Lion’s historical approach to remodeling activity. In the past, annual capital spending for remodel activity was dedicated to stores based on age and our related remodel calendar. Through market renewal, remodel spending is focused on key markets to maximize consumer recognition and reaction. Market renewal was developed to make our stores, particularly the produce and meat departments, more appealing and customer focused. As an integral part of this project, Food Lion also brings a sharper focus on assortment development, marketing, merchandising and training associates.

•	Bloom, A Food Lion Market. Food Lion plans to open five pilot stores in 2004, one of which opened in the second quarter of 2004, to test a new store concept, format and brand name. The pilot stores will be named “Bloom, A Food Lion Market”, a new brand under the Food Lion banner. These stores will focus on driving convenience to a level of distinction and are designed to provide a simple, uncomplicated and hassle-free shopping experience. As its “Thought for Food” tagline suggests, Bloom will appeal to customers with a focus on shopping solutions, value-adding services, home meal replacement, easy-to-shop store lay-out and technology features that expedite the shopping experience to bring full meaning to the broad term “convenience”. The pilot stores are the result of the work of a cross-functional team from around the Group that developed this new store concept based on comprehensive consumer research.

•	Festival Strategy. At Hannaford, the Festival Strategy supported strong sales performance throughout the first half of fiscal 2004. The Festival Strategy is designed to create a sustainable advantage against all competitive impacts including traditional and non-traditional competitors.

•	Growth of Harveys. In October of 2003, we expanded our business by acquiring Harveys, a chain of 43 supermarkets primarily in South Georgia. This chain is strengthening our position in a Georgia market where we currently do not have a strong presence, giving us opportunities to focus on local consumers’ needs in this market to grow the Harveys business. As part of this strategy, six Food Lion stores were converted to Harveys stores during the first half of fiscal 2004, while seven additional stores will be converted during the second half of 2004.

•	Inventory Management. During the first half of fiscal 2004, we continued to transition our Food Lion inventory system to an existing Hannaford system, which was adapted to accomodate Food Lion specific needs. The system will improve margin analysis, shrink control and inventory management at Food Lion, through full visibility to item-level data. At the end of second quarter of 2004, the new inventory system and processes had been implemented in over 1,000 Food Lion stores and will be implemented in all of our stores by the end of the third quarter of 2004. The roll out of the same system in our Kash n’ Karry stores was completed during the second quarter of 2004.

•	Cost Reduction and Continuous Improvement. In addition to our sales growth, we continued our focus in the first half of fiscal 2004 on cost reduction and continuous improvement efforts, particularly at our Food Lion banner, to drive further efficiencies in our processes and systems. We plan to continue cost savings and continuous improvement initiatives to maintain and reinforce the price leadership of Food Lion among supermarket operators in the Southeast, re-position our Kash n’ Karry banner and continue the strong performance of Hannaford.

During the second half of 2004, Delhaize America plans to continue its focus on core markets to build on accelerating sales momentum. As part of this strategy, Kash n’ Karry, which had strong comparable sales in the last half of 2003 and the first half of fiscal 2004, will be rebranded over the coming three years to the new banner name “Sweetbay Supermarket”. As part of this effort, we closed 34 underperforming Kash n’ Karry stores primarily in the Orlando area and on the east coast of Florida in the first quarter of 2004. These closings allow us to focus our efforts in the remaining stores in our core area on the west coast of Florida, including the Tampa/St. Petersburg market where we have a solid market position and consumer perceptions are strong. We plan to build on this position by delivering on meat and produce quality, variety and value for consumers in ways that differentiate us from our competitors. At our Food Lion banner in the short term, we will continue to focus on excellence in execution, in-stock conditions, cleanliness, freshness, increased convenience and customer service. In the medium term, we will focus on market renewal (see above) in key markets. At Hannaford, the Festival Strategy will evolve in response to shifting customer needs, as this strategy is founded on the principle of listening to consumers and anticipating their needs.

Recent Developments

The Board of Directors of Delhaize America’s parent company, Delhaize Group, decided, on August 4, 2004, to divest its loss-making Thai operation, Food Lion Thailand. Delhaize America owns a 51% interest in Food Lion Thailand and “Delhaize The Lion Nederland BV”, a Dutch subsidiary of Delhaize Group, owns the remaining 49% interest in Food Lion Thailand. Delhaize America accounts for its Food Lion Thailand investment under the equity method, and its share of Food Lion Thailand’s operating loss for the 26 weeks ended July 3, 2004 and fiscal 2003 was not material to the Company’s consolidated results of operation. Delhaize Group is in an advanced stage of negotiations on the possible sale of a significant number of Food Lion Thailand stores. Any store not sold will be closed. As a result of the decision to divest, Delhaize America expects to record a charge of approximately $3.0 million in the third quarter of 2004.

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

Asset impairment - We periodically evaluate the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. We monitor the carrying value of our retail stores, our lowest level asset group for which identifiable cash flows are independent of other groups of assets and liabilities, for potential impairment based on projected undiscounted future cash flows. If impairment is identified for retail stores, we compare the asset group’s estimated fair value to its current carrying value and record provisions for impairment as appropriate. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on our previous experience in disposing of similar assets and current economic conditions.

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

Goodwill and other intangible assets – We conduct an annual assessment of potential impairment of goodwill and other indefinite lived intangible assets by comparing the book value of these assets to their current fair value. Fair value is estimated based on discounted cash flow projections provided by reporting unit management. When the carrying value of the reporting unit exceeds its fair value, a provision for impairment is recorded. We conduct an annual impairment assessment in the fourth quarter of each year or when events or circumstances indicate that an impairment may have occurred in accordance with SFAS 142.

The evaluation of goodwill and intangibles with indefinite useful lives for impairment requires management to use significant judgments and estimates including, but not limited to, projected future revenue, cash flows and discount rates. We believe that, based on current conditions, material goodwill and intangible impairments are not likely to occur. However, a change in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of material impairment.

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

Supplier Allowances - We receive allowances, credits and income from suppliers primarily for volume incentives, new product introductions, in-store promotions and co-operative advertising. Volume incentives are based on contractual arrangements generally covering a period of one year or less and have been historically included in the cost of inventory and recognized as earned in cost of sales when the product is sold. New product introduction allowances compensate us for costs incurred associated with product handling and have been historically deferred and recognized as a reduction in cost of sales over the product introductory period. Non-refundable credits from suppliers for in-store promotions such as product displays require related activities by us. Similarly, co-operative advertising requires us to conduct the related advertising. In-store promotions income and co-operative advertising income have historically been included in cost of sales and recognized when we perform the related activities.

In 2003, upon the adoption of EITF Issue No. 02-16, in-store promotion and co-operative advertising income is now recorded as a reduction in the cost of inventory and recognized in cost of sales when the product is sold unless the allowance represents the reimbursement of a specific, incremental, and identifiable cost incurred by us to sell the vendor’s product. We have reviewed the promotional funding received from vendors and concluded that these arrangements are primarily for general advertising purposes and not the reimbursement of a specific, incremental, and identifiable cost incurred by us.

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

Self-insurance - We are self-insured for workers’ compensation, general liability, vehicle accident and druggist claims. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum retention, including defense costs per occurrence, ranges from (i) $0.5 million to $1.0 million per accident for workers’ compensation, (ii) $5.0 million per accident for automobile liability and (iii) $2.0 million per accident for general liability, with an additional $5.0 million retention in excess of the primary $2.0 million general liability retention for druggist liability. We are insured for costs related to covered claims, including defense costs, in excess of these retentions. The significant assumptions used in the development of the actuarial estimates are grounded upon our historical claims data, including the average monthly claims and the average lag time between incurrence and payment.

We implemented a captive insurance program in fiscal 2001 pursuant to which the self-insured reserves related to workers’ compensation, general liability and auto coverage were reinsured by Pride Reinsurance Company (“Pride”), an Irish reinsurance captive, owned by an affiliated company of Delhaize Group. The purpose for implementing the captive insurance program is to provide Delhaize Group continuing flexibility in its risk management program while providing certain excess loss protection through anticipated reinsurance contracts with Pride. Premiums are transferred annually to Pride through Delhaize Insurance Co., a subsidiary of Delhaize America.

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

Results of Operation

The following tables set forth the unaudited condensed consolidated statements of income for the 13 and the 26 weeks ended July 3, 2004 and for the 13 and 26 weeks ended June 28, 2003 for informational purposes. The 2003 results have been adjusted to classify the results of operation for the 35 stores closed during the 26 weeks ended July 3, 2004 as “discontinued operations.” The net sales and other revenues, cost of goods sold, and selling and administrative expenses are reflected on a net basis in “discontinued operations” in our condensed consolidated statement of income.

	13 Weeks Ended July 3, 2004	13 Weeks Ended June 28, 2003
	(unaudited)	(unaudited)
Net sales and other revenues	$3,999,188	$3,743,232
Cost of goods sold	2,974,578	2,809,322
Selling and administrative expenses	804,376	751,123

Operating income	220,234	182,787
Interest expense	80,094	78,731

Income from continuing operations before income taxes	140,140	104,056
Provision for income taxes	51,752	37,878

Income from continuing operations	88,388	66,178
Loss from discontinued operations, net of tax	2,232	5,550

Net income	$86,156	$60,628

	26 Weeks Ended July 3, 2004	26 Weeks Ended June 28, 2003
	(unaudited)	(unaudited)
Net sales and other revenues	$7,856,810	$7,371,629
Cost of goods sold	5,834,443	5,558,807
Selling and administrative expenses	1,593,924	1,490,406

Operating income	428,443	322,416
Interest expense	160,163	158,059

Income from continuing operations before income taxes	268,280	164,357
Provision for income taxes	102,721	59,580

Income from continuing operations	165,559	104,777
Loss from discontinued operations, net of tax	55,805	29,641

Income before cumulative effect of changes in accounting principle	109,754	75,136
Cumulative effect of change in accounting principle, net of tax	—	10,946

Net income	$109,754	$64,190

The following tables set forth, for the periods indicated, the percentage at which the listed amounts bear to net sales and other revenues:

	13 Weeks Ended July 3, 2004%	13 Weeks Ended June 28, 2003%
	(unaudited)	(unaudited)
Net sales and other revenues	100.00	100.00
Cost of goods sold	74.38	75.05
Selling and administrative expenses	20.11	20.07

Operating income	5.51	4.88
Interest expense	2.01	2.10

Income from continuing operations before income taxes	3.50	2.78
Provision for income taxes	1.29	1.01

Income from continuing operations	2.21	1.77
Loss from discontinued operations, net of tax	0.06	0.15

Net income	2.15	1.62

	26 Weeks Ended July 3, 2004%	26 Weeks Ended June 28, 2003%
	(unaudited)	(unaudited)
Net sales and other revenues	100.00	100.00
Cost of goods sold	74.26	75.41
Selling and administrative expenses	20.29	20.22

Operating income	5.45	4.37
Interest expense	2.04	2.14

Income from continuing operations before income taxes	3.41	2.23
Provision for income taxes	1.30	0.81

Income from continuing operations	2.11	1.42
Loss from discontinued operations, net of tax	0.71	0.40

Income before cumulative effect of changes in accounting principle	1.40	1.02
Cumulative effect of change in accounting principle, net of tax	0.00	0.15

Net income	1.40	0.87

Note: Cost of goods sold includes a December 29, 2002 adoption charge of $87.3 million (1.18% of sales) in the 26 weeks ended June 28, 2003 related to the conversion in inventory accounting from the retail method to average item cost method at the Food Lion and Kash n’ Karry banners. The cumulative effect of change in accounting principle is discussed in Note 10 to the unaudited condensed consolidated financial statements.

Sales

We record revenues primarily from the sale of products in our retail stores. Net sales and other revenues for the 13 and 26 weeks ended July 3, 2004 were $4.0 billion and $7.9 billion, respectively, resulting in increases of 6.8% and 6.6% over the corresponding periods of 2003. Included in these increases, 2.4% both for the quarter and the 26 weeks resulted from the acquisition of the 43 Harveys stores during the fourth quarter of fiscal 2003. Comparable store sales increased 1.4% during the second quarter of 2004 and 1.9% for the 26 weeks ended July 3, 2004. Second quarter sales of 2004 have been positively impacted by a continued focus on operational excellence at Food Lion, continued strength of Hannaford’s Festival strategy, and improving sales trends at our Kash n’ Karry stores.

We continue to see a competitive market as a great number of retailers battle for the consumers’ dollars. During the first six months of 2004, we experienced 54 net competitive store openings in our operating area—increasing the amount of grocery square footage available to consumers. In addition, many competitors continued to invest heavily in promotional spending in the form of aggressive advertised pricing, buy one and get one or two free offers, double and triple couponing and other aggressive pricing strategies.

As of July 3, 2004, we operated 1,493 stores, which consisted of 1,218 stores operating primarily under the Food Lion banner, 123 stores operating under the Hannaford banner, 103 stores operating under the Kash n’ Karry banner and 49 stores under the Harveys banner. During the second quarter of 2004, we opened 13 new stores; 11 under the Food Lion banner, one under the Hannaford banner and one under the Harveys banner (conversion from Food Lion to Harveys). In addition, we closed four Food Lion stores (one of which converted to Harveys from Food Lion), resulting in a net increase of nine stores. We remodeled seven stores in the second quarter of 2004; six stores for the Food Lion banner and one for the Hannaford banner. Retail store square footage totaled 54.8 million square feet at July 3, 2004, resulting in a 2.4% increase over second quarter of 2003.

Gross Profit

Gross profit as a percentage of sales was 25.62% and 24.95% for the 13 weeks ended July 3, 2004, and the corresponding period in 2003. Gross profit as a percentage of sales was 25.74% and 24.59% for the 26 weeks ended July 3, 2004, and the corresponding period in 2003. Gross margin comparisons with last year are positively impacted by the Company’s store inventory accounting change last year from the retail method to the average item cost method. The effect of the change on the December 28, 2002 inventory valuation resulted in a decrease in inventory of $87.3 million at the beginning of fiscal 2003 with a corresponding increase to cost of goods sold (1.18% of sales) for the 26 weeks ended June 28, 2003.

Gross profit as a percentage of sales increased in the second quarter of 2004 compared with the second quarter of 2003 primarily due to lower inventory shrink at Food Lion, a better sales mix throughout all banners and continued focus on optimizing margin to drive sustainable, profitable sales at all four operating companies. As of the end of second quarter 2004, more than 1,000 Food Lion stores and all Kash n’ Karry stores have successfully transitioned to a new inventory and margin management system, which was first developed at Hannaford and modified to address the specific needs of the Company’s other operating banners. This system has enabled us to improve our current margin analysis, shrink control and inventory management through full visibility to item-level detail data. Implementation in all Food Lion stores will be final by the end of the third quarter.

For the 26 weeks ended July 3, 2004, excluding the impact of the store inventory accounting change, gross profit as a percentage of sales declined slightly in 2004, primarily as a result of the continued planned price initiatives at our Food Lion banner that started in second quarter of 2003. Higher than prior year inventory shrink at Food Lion also contributed to the first quarter 2004 gross profit decline.

We provided for a $2.3 million LIFO provision in the second quarter of 2004 and $3.7 million in the 26 weeks ended July 3, 2004, compared with a LIFO provision of $0.7 million for both of the corresponding periods last year.

Selling and Administrative Expenses

(Percent of net sales and other revenues)	% 13 Weeks ended July 3, 2004	% 13 Weeks ended June 28, 2003	% 26 Weeks ended July 3, 2004	% 26 Weeks ended June 28, 2003
Selling and administrative expenses “SGA”	20.11	20.07	20.29	20.22
SGA excluding depreciation and amortization	17.25	17.13	17.35	17.23

SGA for the second quarter of 2004 includes additional operating costs related to the launch of Sweetbay Supermarkets and expenses for the 43 Harveys stores acquired in fiscal 2003. These increases in SGA were reduced by Food Lion’s continued focus on cost improvement.

(Dollars in millions)	13 Weeks ended July 3, 2004	13 Weeks ended June 28, 2003	26 Weeks ended July 3, 2004	26 Weeks ended June 28, 2003
Depreciation and amortization expense	$114.4	$109.9	$230.6	$220.2
Percent of net sales and other revenues	2.86	2.94	2.93	2.99

The increase in depreciation and amortization for the 13 weeks and 26 weeks ended July 13, 2004 compared to the corresponding periods last year is primarily due to the acquisition of the 43 Harveys stores acquired in fiscal 2003, software purchases and upgrades for the transition of its Food Lion and Kash n’ Karry banners to a new inventory system, and equipment purchases for new stores and renovations since the second quarter of last year. The decrease as a percent of sales is due to our strong sales performance for the quarter and year to date.

Interest Expense

(Dollars in millions)	13 Weeks ended July 3, 2004	13 Weeks ended June 28, 2003	26 Weeks ended July 3, 2004	26 Weeks ended June 28, 2003
Interest expense	$80.1	$78.7	$160.2	$158.1
Percent of net sales and other revenues	2.01	2.10	2.04	2.14

Interest expense increased for the 13 and 26 weeks ended July 3, 2004 as compared to last year primarily due to a decrease in the benefit from our interest rate swap agreements and increased interest expense from additional store capital leases offset partially by increased investment income due to higher cash balances.

LIFO

Our inventories are stated at the lower of cost or market, and we value approximately 79% of our inventory using the Last-in, First-out (LIFO) method.

Our LIFO reserve increased $2.4 million for the second quarter of 2004 as compared to $0.7 million for the same period last year.

Discontinued Operations

The Company closed 35 underperforming stores during the 26 weeks ended July 3, 2004. In accordance with the provisions of SFAS No. 144, a portion of the costs associated with the closure of these stores, as well as related operating activity prior to closing for these stores, was recorded in “Loss from discontinued operations, net of tax” in the Company’s Consolidated Statement of Income.

Income Taxes

(Dollars in millions)	13 Weeks Ended July 3, 2004	13 Weeks Ended June 28, 2003	26 Weeks Ended July 3, 2004	26 Weeks Ended June 28, 2003
Provision for income taxes	$51.8	$37.9	$102.7	$59.6
Effective tax rate	36.9%	36.4%	38.3%	36.3%

The tax provision for the period ended July 3, 2004 includes approximately $3.4 million (net of tax) in interest income related to an IRS audit refund (discussed below). The Company’s tax rate from continuing operations would have been 39.3% and 39.5% for the second quarter of 2004 and year to date of 2004, respectively, excluding this interest refund. Notwithstanding the refund, our effective tax rate increased in the second quarter of 2004 and year to date of 2004 from the respective periods of the prior year due to the following reasons. First, the rate was lower in 2003 because of the relative effect of ongoing tax saving initiatives over a lower level of “Income from continuing operations before income taxes”. Income from continuing operations before income taxes was lower in 2003 primarily due to the inventory accounting charge discussed in Note 10. Second, the 2004 rate is higher due to increased tax provisions related to state audit activity which has not yet reached a final resolution.

The Internal Revenue Service has completed its audit for tax years 1999 though 2001. This audit resulted in a proposed refund of approximately $30 million (plus approximately $5.6 million in interest) associated with the timing of certain tax deductions. Except for the interest recorded in the tax provision, this refund results in no impact to our Condensed Consolidated Statement of Income for the period ended July 3, 2004. We recently received a letter stating the congressional Joint Committee on Taxation has completed its consideration of such refund and has taken no exception to the conclusions reached by the Internal Revenue Service (IRS).

Liquidity and Capital Resources

We have funded our operations and acquisitions from cash internally generated from our operations and borrowings.

At July 3, 2004, we had cash and cash equivalents of $629.7 million compared with $310.1 million at June 28, 2003. We have historically generated positive cash flow from operations. Cash provided by operating activities totaled $478.6 million for the 26 weeks ended July 3, 2004, compared with $352.5 million for the corresponding period last year. The increase in cash provided by operating activities over the comparable period is primarily due to lower tax payments, $55.8 million for the 26 weeks ended July 3, 2004 compared with $86.1 million for the 26 weeks ended June 28, 2003. Also contributing to the increase in cash from operations were changes in inventories and accounts payable.

Cash flows used in investing activities decreased to $136.1 million for the 26 weeks ended July 3, 2004, compared with $140.0 million for the corresponding period last year primarily due to an increase in proceeds from property sales in 2004. For the 26 weeks ended July 3, 2004, proceeds were received from the sale leaseback of a Food Lion store, the sale of three Kash n’ Karry stores and the sale of land.

Capital expenditures were $143.1 million for the 26 weeks ended July 3, 2004 compared to $141.9 million for the prior year period. For the 26 weeks ended July 3, 2004, we have opened 22 new stores and seven renovations compared with ten new stores and 17 renovations for the corresponding period of last year.

In fiscal 2004, we plan to incur approximately $450 million of capital expenditures. We plan to finance capital expenditures during fiscal 2004 through funds generated from operations and existing bank facilities and through the use of leases when necessary.

Cash flows used in financing activities for the 26 weeks ended July 3, 2004 were $26.5 million compared to $34.1 million for the same period last year. The decrease in net cash used in financing activities was primarily due to the maturity of securities held in escrow to fund the defeasance of certain senior notes at the Hannaford banner (see discussion below in debt). Offsetting this decrease were additional parent common stock repurchases in 2004 and taxes paid on capital contribution in 2003.

Debt

We maintain a revolving credit facility with a syndicate of commercial banks providing $350.0 million in committed lines of credit. The credit facility is secured by certain inventory of the Delhaize America operating subsidiaries. The $350.0 million facility expires in July 2005 and contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, and an asset coverage ratio. We must be in compliance with all covenants in order to have access to the credit facility. As of July 3, 2004, we were in compliance with all covenants contained in the credit facility. A deteriorating economic or operating environment can subject us to a risk of non-compliance with the covenants. We had no outstanding borrowings under this facility as of July 3, 2004, and had no borrowings during 2004 and 2003. This facility is utilized to provide short-term capital to meet liquidity needs as necessary.

At July 3, 2004, the Company had the following long–term debt:

(Dollars in thousands)

Notes, 7.375%, due 2006	$608,180	(a)
Notes, 7.55%, due 2007	149,706	(a)
Notes, 8.125%, due 2011	1,100,171	(a)
Notes, 8.05%, due 2027	121,553	(a)
Debentures, 9.00%, due 2031	855,000
Medium-term notes, 8.67% to 8.73%, due 2006	5,077	(a)
Other notes, 6.31% to 14.15%, due Nov. 2004 to 2016	64,548	(a)
Mortgage payables, 7.55% to 10.20%, due Oct. 2004 to 2016	24,760	(a)
Financing obligation, 7.25%, due 2004 to 2018	10,236

	2,939,231
Less current portion	17,116

	$2,922,115

(a) Net of associated discount and premium

In October 2003, our Hannaford banner invoked the defeasance provisions of its outstanding, 8.54% Senior Notes due 2004, 6.31% Senior Notes due 2008, 6.50% Senior Notes due 2008, 7.41% Senior Notes due 2009, 6.58% Senior Notes due 2011, and 7.06% Senior Notes due 2016 (collectively, the “Notes”) and placed sufficient funds in an escrow account to satisfy the remaining principal and interest payments due on the Notes. As a result of this defeasance, Hannaford is no longer subject to the negative covenants contained in the agreements governing these notes. As of July 3, 2004, $66.0 million in aggregate principal amount of these notes was outstanding. Cash committed to fund the escrow and not available for general corporate purposes is considered restricted. At July 3, 2004, restricted funds of $13.8 million and $61.1 million are recorded in Current Other Assets and Non-current Other Assets, respectively.

We enter into significant leasing obligations related to our store properties. Capital lease obligations outstanding at July 3, 2004 were $708.6 million compared with $710.5 million at June 28, 2003. These leases generally have terms of up to 25 years. We also had significant operating lease commitments at the end of fiscal 2003.

As set forth in the table below, we also have periodic short-term borrowings under informal credit arrangements that are available to us at the lenders’ discretion.

(Dollars in millions)	July 3, 2004	June 28, 2003
Outstanding borrowings at period end	$0	$0
Average borrowings	0.0	0.7
Maximum amount outstanding	0.0	37.0
Daily weighted average interest rate	0%	2.81%

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

During the fourth quarter of 2001 and the third quarter of 2002, we entered into interest rate swap agreements, effectively converting a portion of our debt from fixed to variable rates. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semi-annual or quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and is recognized over the life of the agreements as an adjustment to interest expense. On December 30, 2003, we terminated $100 million of the 2011 interest rate swap arrangements. The notional principal amounts of interest rate swap arrangements as of July 3, 2004 were $300 million maturing in 2006 and $100 million maturing in 2011. These agreements met the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133. We have recorded a derivative asset in connection with these agreements in the amount of $13.1 million and $19.5 million at July 3, 2004 and January 3, 2004, respectively, recorded in our Consolidated Balance Sheets in Other Assets.

Prior to the offering of bonds and debentures in 2001, the Company entered into interest rate agreements to hedge against potential increases in interest rates. These hedge agreements were settled in 2001 with the loss recorded in other comprehensive income (loss), net of taxes and amortized to interest expense over the term of the associated debt securities. This unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss, net of taxes, at July 3, 2004, and January 3, 2004, totaled approximately $41.7 million and $44.3 million, respectively.

The table set forth below provides the expected principal payments and related interest rates of our long-term debt by fiscal year of maturity as of January 3, 2004.

(Dollars in millions)	2004	2005	2006	2007	2008	Thereafter	Fair Value
Notes, due 2006			$600.0 (a)				$648.0
Average interest rate			7.38%

Notes, due 2011						$1,100.0 (b)	$1,250.4
Average interest rate						8.13%

Debentures, due 2031						$855.0	$1,026.6
Average interest rate						9.00%

Medium term notes			$5.0				$5.5
Average interest rate			8.71%

Debt securities, due 2007				$150.0			$164.7
Average interest rate				7.55%

Debt securities, due 2027						$126.0	$139.9
Average interest rate						8.05%

Mortgage payables	$5.0	$2.6	$2.9	$3.2	$2.8	$9.3	$28.1
Average interest rate	9.56%	8.85%	8.85%	8.86%	8.92%	8.67%

Other notes	$8.8	$12.1	$12.2	$12.2	$12.2	$18.8 (c)	$80.4
Average interest rate	6.82%	6.93%	6.95%	6.98%	6.98%	7.32%

Financing obligation	$0.5	$(2.5)	$0.4	$0.5	$0.5	11.0	$10.4
Average interest rate	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%

(a)	$300.0 million notional amount was swapped for a variable interest rate based on a six-month or three-month U.S. dollar LIBOR reset on a semi-annual or quarterly basis. The carrying value of these notes was increased by $13.0 million at January 3, 2004, to reflect the fair value of the interest rate swap.
(b)	$100.0 million notional amount was swapped for a variable interest rate based on a six-month or three-month U.S. dollar LIBOR reset on a semi-annual or quarterly basis. The carrying value of these notes was increased by $1.0 million at January 3, 2004, to reflect the fair value of the interest rate swap.
(c)	See Note 7 to our Annual Report on Form 10-K for the year ended January 3, 2004, for Hannaford defeasance discussion.

We do not trade in foreign markets or in commodities, nor do we have significant concentrations of credit risk. Accordingly, we do not believe that foreign exchange risk, commodity risk or credit risk pose a significant threat to our company.

Contractual Obligations and Commitments

We assume various financial obligations and commitments in the normal course of our operations and financing activities. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. A table representing the scheduled maturities of our contractual obligations as of January 3, 2004 was included under the heading “Contractual Obligations and Commitments” on page 23 of the Company’s 2003 Annual Report on Form 10-K filed with the SEC on April 2, 2004. There were no significant changes from the table referenced above.

Insurance

We are self-insured for workers’ compensation, general liability, vehicle accident and druggist claims. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum retention, including defense costs per occurrence, ranges from (i) $0.5 million to $1.0 million per accident for workers’ compensation, (ii) $5.0 million per accident for automobile liability and (iii) $2.0 million per accident for general liability, with an additional $5.0 million retention in excess of the primary $2.0 million general liability retention for druggist liability. We are insured for costs related to covered claims, including defense costs, in excess of these retentions. It is possible that the final resolution of some of these claims may require us to make significant expenditures in excess of our existing reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated.

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

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a). Exhibits

Exhibit	Description
4	Second Supplemental Indenture, dated as of May 12, 2004, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co, Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop’n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannaford Licensing Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(b) of the Company’s Quarterly Report on Form 10-Q dated May 18, 2004) (SEC File No. 0-6080)

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31(b)	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32	Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

(b). Reports on Form 8-K

None.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DELHAIZE AMERICA, INC.

DATE: August 17, 2004	BY:	/s/ Carol M. Herndon
Carol M. Herndon
Executive Vice President of Accounting and Analysis and Chief Accounting Officer

Exhibit Index

Exhibit	Description

4	Second Supplemental Indenture, dated as of May 12, 2004, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co, Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop’n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannaford Licensing Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(b) of the Company’s Quarterly Report on Form 10-Q dated May 18, 2004) (SEC File No. 0-6080)

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31(b)	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32	Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)