Form 10-Q
period 2004-10-02
DELHAIZE AMERICA INC
filed 2004-11-16
CIK 37912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

Outstanding shares of common stock of the Registrant as of November 16, 2004.

Class A Common Stock – 91,270,348,481

Class B Common Stock –         75,468,935

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELHAIZE AMERICA, INC.

INDEX TO FORM 10-Q

October 2, 2004

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

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date this quarterly report on Form 10-Q is filed with the Securities and Exchange Commission. We assume no obligation to update or revise them. Important factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	The grocery retailing industry continues to experience fierce competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants. Our continued success is dependent upon our ability to compete in this industry, develop and implement retailing strategies and continue to reduce operating expenses. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could impact our sales and net income.

•	Our future results could be adversely affected due to pricing and promotional activities of existing and new competitors, including non-traditional food retailers; our response actions; the state of the economy, including inflationary or deflationary trends in certain commodities; recessionary times in the economy; and our ability to sustain the cost reductions that we have identified and implemented.

•	Our ability to achieve our cost savings goals could be affected by, in addition to other factors described herein, our ability to achieve productivity improvements, shrink reduction, efficiencies in our distribution centers, and other efficiencies created by our logistics projects.

•	Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, and employment and job growth in the markets in which we operate may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits of our customers, which could affect sales and earnings.

•	Consolidation in the food industry is likely to continue and the effects on our business, favorable or unfavorable, cannot be foreseen.

•	Our ability to integrate any companies we acquire or have acquired and achieve operating improvements at those companies will affect our financial results.

•	Increases in the cost of inputs, such as utility costs, fuel costs or raw material costs and increased product costs, and increased labor and labor related (e.g., health and welfare and pension) costs could negatively impact our results.

•	Adverse weather conditions could increase the cost our suppliers charge for their products, decrease or increase the customer demand for certain products, interrupt operations at affected stores, or interrupt operations of our suppliers.

•	We are subject to labor relations issues, including union organizing activities, that could result in an increase in costs or lead to a strike, thus impairing operations and decreasing sales. We are also subject to labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, and environmental laws may have a material impact on our financial statements.

•	Our future results could be adversely affected by issues affecting the food distribution and retail industry generally, such as food safety concerns, an increase in consumers eating away from home and the manner in which vendors target their promotional dollars.

•	Our comparable store sales growth could be affected by increases or decreases in private-label sales, as well as competitors’ openings.

•	We have estimated our exposure to the claims and litigation arising in the normal course of business and believe we have made adequate provisions for them. Unexpected outcomes in these matters could result in an adverse effect on our earnings.

•	Interest expense on variable rate borrowings will vary with changes in capital markets and the amount of debt that we have outstanding. However, the majority of our long-term notes payable bear an effective fixed interest rate. On this debt, we bear the risk that the required payments will exceed those based on current market rates.

•	Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, or if significant projects are not completed in the time frame expected or on budget.

•	Depreciation and amortization expenses may vary from our estimates due to the timing of new store openings and remodels.

•	LIFO charges and credits will be affected by changes in the cost of inventory.

•	We are self-insured for workers’ compensation, general liability, vehicle accident and druggist claims. Maximum retention, including defense costs per occurrence, ranges from (i) $0.5 million to $1.0 million per accident for workers’ compensation, (ii) $5.0 million per accident for automobile liability and (iii) $2.0 million per accident for general liability, with an additional $5.0 million retention in excess of the primary $2.0 million general liability retention for druggist liability. We are insured for costs related to covered claims, including defense costs, in excess of these retentions. It is possible that the final resolution of some of these claims may require us to make significant expenditures in excess of our existing reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated. Pursuant to our self-insurance program, self-insured reserves related to workers’ compensation, general liability and auto coverage are reinsured by Pride Reinsurance Company (“Pride”), an Irish reinsurance captive, owned by an affiliated company of Delhaize Group. Premiums are transferred annually to Pride through Delhaize Insurance Co., a subsidiary of Delhaize America.

•	Our access to capital markets on favorable terms and leasing costs could be negatively affected by our financial performance and by conditions of the financial markets.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

For the 13 weeks ended October 2, 2004 and September 27, 2003

(Dollars in thousands)

	13 Weeks Ended October 2, 2004	13 Weeks Ended September 27, 2003
Net sales and other revenues	$3,990,336	$3,819,431
Cost of goods sold	2,946,710	2,871,076
Selling and administrative expenses	818,854	763,151

Operating income	224,772	185,204
Interest expense	79,125	78,003

Income from continuing operations before income taxes	145,647	107,201
Provision for income taxes	57,455	39,901

Income from continuing operations	88,192	67,300
Loss from discontinued operations, net of tax	859	4,174

Net income	$87,333	$63,126

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

For the 39 weeks ended October 2, 2004 and September 27, 2003

(Dollars in thousands)

	39 Weeks Ended October 2, 2004	39 Weeks Ended September 27, 2003
Net sales and other revenues	$11,841,112	$11,184,610
Cost of goods sold	8,776,317	8,424,776
Selling and administrative expenses	2,411,175	2,251,882

Operating income	653,620	507,952
Interest expense	239,254	236,025

Income from continuing operations before income taxes	414,366	271,927
Provision for income taxes	160,176	99,482

Income from continuing operations	254,190	172,445
Loss from discontinued operations, net of tax	57,103	34,183

Income before cumulative effect of change in accounting principle	197,087	138,262
Cumulative effect of change in accounting principle, net of tax	—	10,946

Net income	$197,087	$127,316

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of October 2, 2004 and January 3, 2004

(Dollars in thousands)

	October 2, 2004	January 3, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$725,084	$313,629
Receivables, net	101,489	111,738
Receivable from affiliate	13,137	14,708
Inventories	1,153,191	1,203,487
Prepaid expenses	49,948	40,586
Deferred tax assets	—	26,491
Other assets	13,854	9,936

Total current assets	2,056,703	1,720,575

Property and equipment, net	2,904,131	2,980,455
Goodwill, net	2,892,509	2,895,541
Other intangibles, net	743,572	775,830
Reinsurance recoverable from affiliate	134,596	129,869
Other assets	171,761	168,113

Total assets	$8,903,272	$8,670,383

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$717,852	$751,122
Payable to affiliate	—	2,118
Accrued expenses	369,997	294,481
Capital lease obligations - current	37,540	35,686
Long term debt - current	17,221	13,036
Other liabilities - current	24,840	26,627
Deferred income taxes	8,134	—
Income taxes payable	6,545	1,154

Total current liabilities	1,182,129	1,124,224

Long-term debt	2,920,554	2,937,485
Capital lease obligations	672,050	685,852
Deferred income taxes	251,766	270,685
Other liabilities	339,650	306,423

Total liabilities	5,366,149	5,324,669

Commitments and contingencies (Note 14)

Shareholders’ equity:

Class A non-voting common stock	163,076	163,076
Class B voting common stock	37,736	37,736
Accumulated other comprehensive loss, net of tax	(59,015)	(62,901)
Additional paid-in capital, net of unearned compensation	2,480,134	2,474,412
Retained earnings	915,192	733,391

Total shareholders’ equity	3,537,123	3,345,714

Total liabilities and shareholders’ equity	$8,903,272	$8,670,383

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the 39 weeks ended October 2, 2004 and September 27, 2003

(Dollars in thousands)

	39 Weeks Ended October 2, 2004	39 Weeks Ended September 27, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$197,087	$127,316
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax (Note 10)	—	10,946
Change in accounting method (Note 10)	—	87,308
Provision for loss on disposal of discontinued operations	72,842	27,844
Streamline charges	—	2,346
Depreciation and amortization	344,898	331,785
Depreciation and amortization - discontinued operations	951	5,045
Amortization of debt fees/costs	1,494	1,466
Amortization of debt premium	1,113	754
Amortization of deferred loss on derivative	6,335	6,215
Amortization and termination of restricted shares	5,302	4,014
Transfer from escrow to fund interest, net of accretion	2,189	—
Accrued interest on interest rate swap	(1,967)	(3,929)
Loss on disposals of property and capital lease terminations	3,723	623
Deferred income taxes provision (benefit)	13,299	(85,541)
Other	179	698
Changes in operating assets and liabilities which provided (used) cash:
Receivables	10,249	20,384
Net receivable from affiliate	(547)	(6,732)
Income tax receivable	—	12,018
Inventories	50,296	35,712
Prepaid expenses	(9,362)	(12,494)
Other assets	6,477	4,623
Accounts payable	(32,821)	(43,977)
Accrued expenses	73,575	82,639
Income taxes payable	8,202	—
Other liabilities	(26,745)	(27,642)

Total adjustments	529,682	454,105

Net cash provided by operating activities	726,769	581,421

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(260,433)	(263,702)
Proceeds from sale of property	15,970	10,310
Other investment activity	(27,577)	(15,197)

Net cash used in investing activities	(272,040)	(268,589)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(9,869)	(25,390)
Principal payments under capital lease obligations	(26,365)	(23,681)
Escrow funding for Senior Notes	—	(86,592)
Transfer from escrow to fund long-term debt	7,827	—
Taxes paid on capital contribution	—	(4,692)
Parent common stock repurchased	(20,090)	(2,306)
Tax payment for restricted shares vested	(852)	—
Proceeds from stock options exercised	6,075	600

Net cash used in financing activities	(43,274)	(142,061)

Net increase in cash and cash equivalents	411,455	170,771
Cash and cash equivalents at beginning of year	313,629	131,641

Cash and cash equivalents at end of period	$725,084	$302,412

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

2) Supplemental Disclosure of Cash Flow Information:

Selected cash payments and non-cash activities during the period were as follows:

(Dollars in thousands)	39 Weeks Ended October 2, 2004	39 Weeks Ended September 27, 2003
Cash payments for income taxes	$106,222	$154,356
Cash payments for interest, net of amounts funded from escrow and capitalized	173,132	175,008
Non-cash investing and financing activities:
Capitalized lease obligations incurred for store properties and equipment	27,495	21,247
Capitalized lease obligations terminated for store properties and equipment	1,087	2,163
Dividend to Delhaize Group and Detla in stock	—	109,945
Change in reinsurance recoverable and other liabilities	4,727	9,116
Reduction of tax payable and goodwill for tax adjustment	2,811	—

3) Inventories

Inventories are stated at the lower of cost or market. Inventories valued using the Last-in, First-out (LIFO) method comprised approximately 79% and 78% of inventories on October 2, 2004 and January 3, 2004, respectively. Meat, produce and deli inventories are valued on the average cost method rather than the LIFO method. If the Company did not report under the LIFO method, inventories would have been $38.7 million and $33.6 million greater as of October 2, 2004 and January 3, 2004, respectively. Application of the LIFO method resulted in increases in cost of goods sold of $5.1 and $1.3 million for the 39 weeks ended October 2, 2004 and September 27, 2003, respectively. As stated in Note 10, the Company changed its application of the LIFO method of accounting for store inventories from the retail method to the average item cost method effective December 29, 2002.

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

4) Supplier Allowances

The Company receives allowances, credits and income from suppliers primarily for volume incentives, new product introductions, in-store promotions and co-operative advertising. Volume incentives are based on contractual arrangements generally covering a period of one year or less and have been historically included in the cost of inventory and recognized as earned in cost of sales when the product is sold. New product introduction allowances compensate the Company for costs incurred which are associated with product handling and have been historically deferred and recognized as a reduction in cost of sales over the product introductory period. Non-refundable credits from suppliers for in-store promotions such as product displays require related activities by the Company. Similarly, co-operative advertising requires the Company to conduct the related advertising. In-store promotions income and co-operative advertising income have historically been recognized in cost of sales when the Company performs the related activities.

In 2003, upon the adoption of EITF Issue No. 02-16, in-store promotion and co-operative advertising income is now recorded as a reduction in the cost of inventory and recognized in cost of sales when the product is sold unless the allowance represents the reimbursement of a specific, incremental and identifiable cost incurred by the Company to sell the vendor’s product. The Company has reviewed the funding received from vendors for in-store promotions and co-operative advertising and concluded that these arrangements are primarily for general advertising purposes and not the reimbursement of a specific, incremental and identifiable cost incurred by the Company.

EITF Issue No. 03-10, “Application of Issue No, 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers”, does not have an impact on the Company’s financial statements.

Total supplier allowances recognized for the 13 and 39 weeks ended October 2, 2004 and the comparable periods are shown below:

(Dollars in thousands)	13 weeks ended Oct. 2, 2004	13 weeks ended Sept. 27, 2003	39 weeks ended Oct. 2, 2004	39 weeks ended* Sept. 27, 2003
Allowances related to the purchase of inventory	$24,918	$30,516	$78,176	$103,688
Other allowances	35,094	32,813	102,212	88,485

Total supplier allowances	$60,012	$63,329	$180,388	$192,173

*	Excludes the cumulative effect of adopting EITF Issue No. 02-16 of $10.9 million, net of tax during the first quarter of 2003.

5) Reclassification

Certain financial statement items in the prior period have been reclassified to conform to the current period’s presentation.

6) Accounting for Stock Issued to Employees

The Company participates in a stock option plan (the “Delhaize Group Plan”) of its parent, Delhaize Group, which is described fully in Note 14 to the Company’s Annual Report on Form 10-K for the year ended January 3, 2004. The Company accounts for the Delhaize Group Plan under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”. No stock-based employee compensation cost is reflected in net income, as all options granted under the Delhaize Group Plan have an exercise price equal to the market value of the underlying Delhaize Group American Depository Share on the date of grant. Additionally, the Company still has options outstanding under a 1996 Food Lion Plan, 1988 and 1998 Hannaford Plans and a 2000 Delhaize America Plan; however, the Company can no longer grant options under these plans.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, to stock-based employee compensation.

	13 weeks ended Oct. 2, 2004	13 weeks ended Sept. 27, 2003	39 weeks ended Oct. 2, 2004	39 weeks ended Sept. 27, 2003
Net earnings – as reported	$87,333	$63,126	$197,087	$127,316
Deduct: Total stock-based employee compensation expense determined using fair value based method (net of tax)	2,621	2,973	9,282	8,158

Net earnings–pro forma	$84,712	$60,153	$187,805	$119,158

The weighted average fair value at date of grant for options granted under the Delhaize Group Plan during the third quarter of 2004 and 2003 was $11.25 and $12.45 per option, respectively. The weighted average fair value at date of grant for options granted under the Delhaize Group Plan for the 39 weeks ended October 2, 2004 and September 27, 2003 was $15.14 and $8.44 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model based on the following assumptions:

	October 2, 2004	September 27, 2003
Expected dividend yield (%)	2.6	3.6
Expected volatility (%)	41.0	42.3
Risk-free interest rate (%)	3.9	2.4
Expected term (years)	5.0	5.2

7) Derivative Financial Instruments

During the fourth quarter of 2001 and the third quarter of 2002, the Company entered into interest rate swap agreements, effectively converting a portion of the debt from fixed to variable rates. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for the Company’s agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. On December 30, 2003, the Company terminated $100 million of the 2011 interest rate swap arrangements. The notional principal amounts of interest rate swap arrangements at October 2, 2004 were $300 million maturing in 2006 and $100 million maturing in 2011. For the 13 weeks and 39 weeks ended October 2, 2004, interest expense was reduced by $2.6 million and $9.1 million, respectively. For the 13 and 39 weeks ended September 27, 2003, interest expense was reduced by $3.9 million and $12.2 million, respectively, in connection with these agreements. These agreements met the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133, “Derivative Instruments and Hedging Activities”. The Company has recorded a derivative asset in connection with these agreements in the amount of $14.9 million and $16.9 million at October 2, 2004 and January 3, 2004, respectively, which is included in the Company’s Condensed Consolidated Balance Sheet in Other Assets.

Prior to the offering of bonds and debentures in 2001, the Company entered into interest rate agreements to hedge against potential increases in interest rates. These hedge agreements were settled in 2001 with the loss recorded in other comprehensive income (loss), net of taxes and amortized to interest expense over the term of the associated debt securities. This unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss, net of taxes, at October 2, 2004, and January 3, 2004, totaled approximately $40.4 million and $44.3 million, respectively.

8) Intangible Assets

Intangible assets are comprised of the following:

(Dollars in thousands)	October 2, 2004	Fiscal 2003
Goodwill	$2,981,461	$2,984,492
Trademarks	486,752	486,752
Favorable lease rights	361,547	365,883
Prescription files	18,626	18,693
Liquor license	3,696	3,528
Other	23,816	23,462

	3,875,898	3,882,810
Less accumulated amortization	239,817	211,439

	$3,636,081	$3,671,371

The following represents a summary of changes in gross goodwill at October 2, 2004 and fiscal 2003.

	October 2, 2004	Fiscal 2003
Balance at beginning of year	$2,984,492	$2,996,256
Additions (reductions)	(220)	4,057
Reduction of goodwill for tax adjustment	(2,811)	(15,821)

Balance at end of period	$2,981,461	$2,984,492

Amortization expense totaled $9.8 million and $9.5 million for the 13 weeks ended October 2, 2004 and September 27, 2003, respectively, and $30.1 million and $28.3 million for the 39 weeks ended October 2, 2004 and September 27, 2003, respectively.

The Company’s policy requires that an annual impairment assessment for goodwill and other indefinite lived intangible assets be conducted in the fourth quarter of each year or when events or circumstances indicate that impairment may have occurred in accordance with SFAS 142. The Company had no impairment loss for the 39 weeks ended October 2, 2004 or fiscal 2003.

The carrying amount of goodwill and trademarks at each of the Company’s reporting units follows:

(Dollars in millions)	Oct. 2, 2004 Goodwill	Oct. 2, 2004 Trademarks	Fiscal 2003 Goodwill	Fiscal 2003 Trademarks
Food Lion	$1,139	$249	$1,138	$249
Hannaford	1,750	223	1,754	223
Harveys	4	5	4	5

	$2,893	$477	$2,896	$477

As of October 2, 2004 and January 3, 2004, the Company’s intangible assets with finite lives consist of favorable lease rights, liquor licenses, pharmacy files, and developed software. The components of its intangible assets with finite lives are as follows:

	October 2, 2004			Fiscal 2003
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Favorable lease rights	$361	$(127)	$234	$366	$(102)	$264
Other	46	(14)	32	46	(11)	35

Total	$407	$(141)	$266	$412	$(113)	$299

Estimated amortization expense for intangible assets with finite lives for the five succeeding fiscal years follows:

(Dollars in millions)
2004	$37.6
2005	35.1
2006	32.9
2007	29.0
2008	23.9

9) Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings and other comprehensive earnings (losses). Other comprehensive earnings (losses) include items that are currently excluded from the Company’s net income (loss) and recorded directly to shareholders’ equity. Included in other comprehensive income (loss) are unrealized losses on hedges, minimum pension liability adjustments and unrealized security holding gains. Comprehensive income was $201.0 million and $131.9 million for the 39 weeks ended October 2, 2004 and September 27, 2003, respectively.

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

11) Discontinued Operations

The Company classifies operations as discontinued if the operations and cash flows have been eliminated from ongoing operations, there is no significant continuing involvement and a re-location within the vicinity has not occurred.

The Company closed 38 underperforming stores during the 39 weeks ended October 2, 2004, as well as, 44 underperforming stores through fiscal 2003. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, a portion of the costs associated with the closure of these stores, as well as related operating activity prior to closing for these stores, was recorded in “Loss from discontinued operations, net of tax” in the Company’s Condensed Consolidated Statement of Income.

Operating activity prior to closing for the discontinued stores is shown below:

(Dollars in thousands)	13 weeks ended Oct. 2, 2004	13 weeks ended Sept. 27, 2003	39 weeks ended Oct. 2, 2004	39 weeks ended Sept. 27, 2003
Net sales and other revenues	$2,207	$5,159	$30,994	$31,684
Net loss	$(54)	$(2,846)	$(6,122)	$(13,023)

During the first quarter of 2004 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded a $72.8 million loss to discontinued operations ($46.4 million after taxes). The loss included an initial reserve of $53.5 million for rent, real estate taxes, common area maintenance expenses (other liabilities) and $1.9 million for severance and outplacement costs (accrued expenses). The remaining loss included property retirement (asset impairment) of $22.1 million and gains on capital lease retirements of $4.7 million. Additional discontinued operations expenses not reserved totaled $0.8 million and $4.6 million after taxes for the 13 and 39 weeks ended October 2, 2004, respectively.

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

The following table shows the reserve balances for discontinued operations as of October 2, 2004:

(Dollars in thousands)	Other Liabilities	Accrued Expenses	Total
Reserve balance as of July 3, 2004	$(69,801)	$(327)	$(70,128)
Additions	—	—	—
Utilizations	7,088	327	7,415

Reserve balance as of October 2, 2004	$(62,713)	$—	$(62,713)

12) Store Closings

The following table shows the number of stores closed at the end of the third quarter of 2004:

	Discontinued Operations	Closed	Total
As of July 3, 2004	65	158	223
Store closings added	3	—	3
Stores sold/lease terminated	(7)	(5)	(12)

As of October 2, 2004	61	153	214

The following table reflects closed store liabilities as of October 2, 2004 and activity during the quarter, including additions to closed store liabilities charged to operations or discontinued operations and adjustments to liabilities based on changes in facts and circumstances and payments made.

	Qtr 3 2004 Disc Op	Qtr 3 2004 Closed	Qtr 3 2004 Total
Balance at July 3, 2004	$69.8	$103.5	$173.3
Additions:
Store closings – lease obligations	0.1	0.0	0.1
Store closing – other exit costs	0.0	0.0	0.0

Total additions	0.1	0.0	0.1
Adjustments:
Adjustments to estimates-lease obligation	(4.1)	(2.2)	(6.3)
Adjustments to estimates-other exit costs	(0.7)	(0.0)	(0.7)

Total adjustments	(4.8)	(2.2)	(7.0)
Reductions:
Lease payments made	(1.7)	(3.1)	(4.8)
Payments for other exit costs	(0.7)	(0.5)	(1.2)

Total reductions	(2.4)	(3.6)	(6.0)

Balance at October 2, 2004	$62.7	$97.7	$160.4

The October 2, 2004 balance of approximately $160.4 million consisted of lease liabilities and other exit cost liabilities of $132.6 million and $27.8 million, respectively, and includes lease liabilities of $54.9 million and other exit costs of $7.8 million associated with discontinued operations. During the quarter, the Company closed three underperforming Food Lion stores.

The Company provided for closed store liabilities in the quarter to reflect the estimated post-closing lease liabilities and other exit costs associated with the related store closing commitments. These other exit costs include estimated real estate taxes, common area maintenance, and insurance costs to be incurred after the store closes over the remaining lease term (all of which are contractually required payments under the lease agreements). Store closings are generally completed within one year after the decision to close. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to 19 years. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed in the period that such settlement is determined. The Company uses a discount rate based on the current treasury note rates adjusted for the Company’s current credit spread to calculate the present value of the remaining rent payments on closed stores.

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

Delhaize America, Inc.

Consolidated Statements of Income

For the 39 Weeks ended October 2, 2004

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$11,841,112	$—	$11,841,112
Cost of goods sold	—	8,776,317	—	8,776,317
Selling and administrative expenses	27,312	2,383,863	—	2,411,175

Operating (loss) income	(27,312)	680,932	—	653,620
Interest expense	168,675	70,579	—	239,254
Equity in earnings of subsidiaries	(318,600)	—	318,600	—

Income from continuing operations before income taxes	122,613	610,353	(318,600)	414,366
(Benefit) provision for income taxes	(74,474)	234,650	—	160,176

Income before loss from discontinued operations	197,087	375,703	(318,600)	254,190
Loss from discontinued operations, net of tax	—	57,103	—	57,103

Net income	$197,087	$318,600	$(318,600)	$197,087

Delhaize America, Inc.

Consolidated Statements of Income

For the 39 Weeks ended September 27, 2003

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$11,184,610	$—	$11,184,610
Cost of goods sold	—	8,424,776	—	8,424,776
Selling and administrative expenses	18,922	2,232,960	—	2,251,882

Operating (loss) income	(18,922)	526,874	—	507,952
Interest expense	165,207	70,818	—	236,025
Equity in earnings of subsidiaries	(241,500)	—	241,500	—

Income from continuing operations before income taxes	57,371	456,056	(241,500)	271,927
(Benefit) provision for income taxes	(69,945)	169,427	—	99,482

Income before loss from discontinued operations	127,316	286,629	(241,500)	172,445
Loss from discontinued operations, net of tax	—	34,183	—	34,183

Income before cumulative effect of changes in accounting principle	127,316	252,446	(241,500)	138,262
Cumulative effect of changes in accounting principle, net of tax	—	10,946	—	10,946

Net income	$127,316	$241,500	$(241,500)	$127,316

Delhaize America, Inc.

Consolidated Balance Sheets

As of October 2, 2004

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$604,644	$120,440	$—	$725,084
Receivables, net	302	101,452	(265)	101,489
Receivable from affiliate	10,884	49,496	(47,243)	13,137
Income tax receivable	—	3,588	(3,588)	—
Inventories	—	1,153,191	—	1,153,191
Prepaid expenses	566	49,382	—	49,948
Other assets	—	13,854	—	13,854

Total current assets	616,396	1,491,403	(51,096)	2,056,703

Property and equipment, net	7,252	2,986,879	—	2,904,131
Goodwill, net	—	2,892,509	—	2,892,509
Other intangibles, net	—	743,572	—	743,572
Reinsurance recoverable from affiliate	—	134,596	—	134,596
Deferred tax asset	65,970	—	(65,970)	—
Other assets	103,679	68,082	—	171,761
Investment in and advances to subsidiaries	5,743,418	—	(5,743,418)	—

Total assets	$6,536,715	$8,227,041	$(5,860,484)	$8,903,272

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$44	$717,808	$—	$717,852
Payable to affiliate	36,132	11,111	(47,243)	—
Accrued expenses	113,436	256,561	—	369,997
Capital lease obligations – current	—	37,540	—	37,540
Long-term debt – current	—	17,486	(265)	17,221
Other liabilities – current	—	24,840	—	24,840
Deferred income taxes	—	8,134	—	8,134
Income taxes payable	10,133	—	(3,588)	6,545

Total current liabilities	159,745	1,073,480	(51,096)	1,182,129

Long-term debt	2,839,242	81,312	—	2,920,554
Capital lease obligations	—	672,050	—	672,050
Deferred income taxes	—	317,736	(65,970)	251,766
Other liabilities	605	339,045	—	339,650

Total liabilities	2,999,592	2,483,623	(117,066)	5,366,149

Commitments and contingencies (Note 14)

Total shareholders’ equity	3,537,123	5,743,418	(5,743,418)	3,537,123

Total liabilities and shareholders’ equity	$6,536,715	$8,227,041	$(5,860,484)	$8,903,272

Delhaize America, Inc.

Consolidated Balance Sheets

As of January 3, 2004

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$147,090	$166,539	$—	$313,629
Receivables, net	1,327	110,676	(265)	111,738
Receivable from affiliate	12,086	72,138	(69,516)	14,708
Income tax receivable	11,895	—	(11,895)	—
Inventories	—	1,203,487	—	1,203,487
Prepaid expenses	2,409	38,177	—	40,586
Deferred tax assets	68,378	26,491	(68,378)	26,491
Other assets	—	9,936	—	9,936

Total current assets	243,185	1,627,444	(150,054)	1,720,575

Property and equipment, net	7,222	2,973,233	—	2,980,455
Goodwill, net	—	2,895,541	—	2,895,541
Other intangibles, net	—	775,830	—	775,830
Reinsurance recoverable from affiliate	—	129,869	—	129,869
Other assets	85,890	82,223	—	168,113
Investment in and advances to subsidiaries	5,964,277	—	(5,964,277)	—

Total assets	$6,300,574	$8,484,140	$(6,114,331)	$8,670,383

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$663	$750,459	$—	$751,122
Payable to affiliate	57,638	13,996	(69,516)	2,118
Accrued expenses	53,414	241,067	—	294,481
Capital lease obligations – current	—	35,686	—	35,686
Long-term debt – current	—	13,301	(265)	13,036
Other liabilities – current	—	26,627	—	26,627
Income taxes payable	—	13,049	(11,895)	1,154

Total current liabilities	111,715	1,094,185	(81,676)	1,124,224

Long-term debt	2,842,832	94,653	—	2,937,485
Capital lease obligations	—	685,852	—	685,852
Deferred income taxes	—	339,063	(68,378)	270,685
Other liabilities	313	306,110	—	306,423

Total liabilities	2,954,860	2,519,863	(150,054)	5,324,669

Commitments and contingencies (Note 14)

Total shareholders’ equity	3,345,714	5,964,277	(5,964,277)	3,345,714

Total liabilities and shareholders’equity	$6,300,574	$8,484,140	$(6,114,331)	$8,670,383

Delhaize America, Inc.

Consolidated Statements of Cash Flows

For the 39 Weeks ended October 2, 2004

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(115,048)	$841,817	$726,769

Cash flows from investing activities
Capital expenditures	(689)	(259,744)	(260,433)
Proceeds from sale of property	—	15,970	15,970
Other investment activity	(27,238)	(339)	(27,577)

Net cash used in investing activities	(27,927)	(244,113)	(272,040)

Cash flows from financing activities
Principal payments on long-term debt	—	(9,869)	(9,869)
Principal payments under capital lease obligations	—	(26,365)	(26,365)
Transfer from escrow to fund long-term debt	—	7,827	7,827
Net change in advances to subsidiaries	615,396	(615,396)	—
Parent common stock repurchased	(20,090)	—	(20,090)
Tax payment for restricted shares vested	(852)	—	(852)
Proceeds from stock options exercised	6,075	—	6,075

Net cash provided by (used in) financing activities	600,529	(643,803)	(43,274)

Net increase (decrease) in cash and cash equivalents	457,554	(46,099)	411,455
Cash and cash equivalents at beginning of year	147,090	166,539	313,629

Cash and cash equivalents at end of period	$604,644	$120,440	$725,084

Delhaize America, Inc.

Consolidated Statements of Cash Flows

For the 39 Weeks ended September 27, 2003

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(93,366)	$674,787	$581,421

Cash flows from investing activities
Capital expenditures	(11)	(263,691)	(263,702)
Proceeds from sale of property	—	10,310	10,310
Other investment activity	(16,791)	1,594	(15,197)

Net cash used in investing activities	(16,802)	(251,787)	(268,589)

Cash flows from financing activities
Principal payments on long-term debt	(10,600)	(14,790)	(25,390)
Principal payments under capital lease obligations	—	(23,681)	(23,681)
Escrow funding for Senior Notes	—	(86,592)	(86,592)
Taxes paid on capital contribution	(4,692)	—	(4,692)
Net change in advances to subsidiaries	381,921	(381,921)	—
Parent common stock repurchased	(2,306)	—	(2,306)
Proceeds from stock options exercised	600	—	600

Net cash provided by (used in) financing activities	364,923	(506,984)	(142,061)

Net increase in cash and cash equivalents	254,755	(83,984)	170,771
Cash and cash equivalents at beginning of year	12,000	119,641	131,641

Cash and cash equivalents at end of period	$266,755	$35,657	$302,412

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations (13 weeks and 39 weeks ended October 2, 2004 compared to the 13 and 39 weeks ended September 27, 2003)

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in this Quarterly Report and the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our Form 10-K for the year ended January 3, 2004.

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

Our business is highly competitive and characterized by low profit margins. We compete with national, regional and local supermarket chains, supercenters, discount food stores, specialty stores, convenience stores, warehouse clubs, drug stores and restaurants. We continue to develop and evaluate new retailing strategies at each of our banners in the eastern United States to respond to local consumers’ needs and maintain and increase our market share.

During the third quarter of fiscal 2004, Delhaize America posted increased sales, improving gross margins, and continued operating cost reductions, as compared to third quarter of 2003.

Third Quarter Highlights:

•	Market Renewal. Following the launch of Food Lion’s market renewal in Raleigh in fiscal 2003, a second renewal program was launched in Charlotte, North Carolina in early October of 2004. Market renewal represents a change in Food Lion’s historical approach to remodeling activity. In the past, annual capital spending for remodel activity was dedicated to stores based on age and our related remodel calendar. Through market renewal, remodel spending is focused on markets that generate significant sales (“Key Markets”) to maximize consumer recognition and reaction. Market renewal was developed to make our stores more appealing and customer focused, particularly in the produce and meat departments. As an integral part of this project, Food Lion also brings a sharper focus on assortment development, marketing, merchandising and training associates. These successful focused programs have led Food Lion to identify the Greensboro, North Carolina market for a third relaunch of a complete market scheduled for mid 2005. Greensboro is one of the most important markets in sales for Food Lion.

•	Inventory Management. During the third quarter of fiscal 2004, we successfully completed the transition in all Food Lion stores to an inventory management system originally developed at Hannaford and modified to address the specific needs of Food Lion. This system will improve margin analysis, shrink control and inventory management, through full visibility to item-level detail data. The roll out of the same system in our Kash n’ Karry stores was completed during the second quarter of 2004.

•	Hurricanes. September 2004 was a record-breaker for the number of storms hitting the Southeastern United States - Hurricanes Charley, Frances, Jeanne and Ivan, and Tropical Storm Gaston. Our operating banners in the Southeastern United States – Food Lion, Kash n’ Karry and Harveys incurred $10.7 million during the third quarter in product loss, preparation and other costs. We showed tremendous teamwork and planning in both preparing for and responding to these storms. A cross-functional team associated with these storms located generators, deployed personnel, dispatched temperature-controlled trucks, ordered product, and provided store maintenance assistance to ensure the safety of our customers, associates and products. We worked diligently, balancing serving our customers in the busy days prior to the storms’ arrivals with preparing the stores for the potential impact due to wind, rain and power loss. With this advance preparation, stores were able to re-open quickly after the storms passed. As a consequence, the sales impact of the hurricanes was almost neutral. In some communities, store associates distributed free water and ice to our customers.

•	Growth of Harveys. In October of 2003, we expanded our business by acquiring Harveys, a chain of 43 supermarkets primarily in South Georgia. This chain is strengthening our position in a Georgia market where we did not have a strong presence, giving us opportunities to focus on local consumers’ needs in this market to grow the Harveys business. As part of this strategy, 12 Food Lion stores were converted to Harveys stores during the first nine months of fiscal 2004, with one additional store to be converted during the fourth quarter of 2004. Building on this success, we have decided to convert 12 additional Food Lion stores in fiscal 2005 to the Harveys banner.

•	Bloom, A Food Lion Market. To date, Food Lion has opened all five pilot stores in 2004, to test a new store concept, format and brand name. The pilot stores are named “Bloom, A Food Lion Market”, a new brand under the Food Lion banner. These stores focus on driving convenience to a level of distinction and are designed to provide a simple, uncomplicated and hassle-free shopping experience. As its “Thought for Food” tagline suggests, Bloom appeals to customers with a focus on shopping solutions, value-adding services, home meal replacement, easy-to-shop store lay-out and technology features that expedite the shopping experience to bring full meaning to the broad term “convenience”. The pilot stores are the result of the work of a cross-functional team from around the Delhaize Group that developed this new store concept based on comprehensive consumer research.

Fourth Quarter Outlook

During the fourth quarter of 2004, Delhaize America plans to continue its focus on Key Markets to build on accelerating sales momentum. As part of this strategy, Kash n’ Karry will be rebranded over the coming three years to the new banner name “Sweetbay Supermarket”. As part of this effort, we closed 34 underperforming Kash n’ Karry stores primarily in the Orlando area and on the east coast of Florida in the first quarter of 2004. These closings allow us to focus our efforts in the remaining stores in our core area on the west coast of Florida, including the Tampa/St. Petersburg market where we have a solid market position and consumer perceptions are strong. We plan to build on this position by delivering on meat and produce quality, variety and value for consumers in ways that differentiate us from our competitors. The first Sweetbay Supermarket opened in early November in St. Petersburg. Five more stores – all conversions – are expected to open in December 2004 in the Fort Myers/Naples market. In addition, three new and one converted unit are scheduled to open during the first quarter of 2005 in the same market. At our Food Lion banner in the short term, we will continue to focus on excellence in execution, in-stock conditions, cleanliness, freshness, increased convenience and customer service. In the medium term, we will focus on market renewal (see above) in Key Markets. At Hannaford, the Festival Strategy will evolve in response to shifting customer needs, as this strategy is founded on the principle of listening to consumers and anticipating their needs.

Recent Developments

On November 10, 2004, Food Lion, LLC announced it had reached an agreement to acquire ten Winn-Dixie stores in North Carolina and Virginia. These stores will reinforce the store network of Food Lion in its existing trade area.

On September 24, 2004, Hannaford Bros. Co. announced it had entered into a definitive agreement to acquire Victory Super Markets, Inc., which includes 19 Victory Super Markets, 17 in central and southeastern Massachusetts and two in southern New Hampshire, for $175 million. Delhaize America expects that Hannaford will complete the acquisition before the end of the year. The Victory stores will be integrated in the Hannaford store network and converted to Hannaford’s banner. The acquisition of Victory Super Markets provides an optimal opportunity for Hannaford to meet its objective of expanding in Massachusetts and filling in its existing trade area. This acquisition also fits the Company’s strategy to reinforce our presence in existing or contiguous markets through organic growth and fill-in acquisitions with strong synergies. There are strong synergies between Victory and Hannaford in commercial positioning. With an average surface of 44,000 square feet, the Victory Super Markets are well-merchandised stores that focus on fresh foods and great customer service. They feature fruit and vegetables, meat, seafood, deli, bakery, grocery, health and beauty, frozen food, dairy and floral departments, as well as food courts. The chain currently operates six flagship stores called Market Square at Victory.

On August 4, 2004, the Board of Directors of Delhaize America’s parent company, Delhaize Group, decided to divest its loss-making Thai operation, Food Lion Thailand Ltd, (“Food Lion Thailand”). Delhaize America owns, through its wholly-owned subsidiary Food Lion Thailand, Inc., a 51% interest in Food Lion Thailand and Delhaize “The Lion” Nederland BV, a Dutch subsidiary of Delhaize Group, owns the remaining 49% interest in Food Lion Thailand. Delhaize America accounts for its Food Lion Thailand investment under the equity method, and its shares of Food Lion Thailand’s operating loss for the 39 weeks ended October 2, 2004 and fiscal 2003 were not material to the Company’s consolidated results of operation. As a result of the decision to divest, Delhaize America recorded a charge of $1.8 million in the third quarter of 2004. Delhaize Group sold 21 of its 26 Food Lion Thailand stores in the third quarter of fiscal 2004 to Central Food Retail Company of Thailand and closed the remaining stores in August.

Critical Accounting Policies

We have chosen accounting policies we believe are appropriate to accurately and fairly report our operating results and financial position and we apply these accounting policies in a consistent manner. The significant accounting policies are summarized in Note 1 to our Annual Report on Form 10-K for the year ended January 3, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants, lawyers and actuaries to assist in our evaluation. We believe the following accounting policies are the most critical because they involve the most significant judgments and estimates used in preparation of our condensed consolidated financial statements.

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

Supplier Allowances - We receive allowances, credits and income from suppliers primarily for volume incentives, new product introductions, in-store promotions and co-operative advertising. Volume incentives are based on contractual arrangements generally covering a period of one year or less and have been historically included in the cost of inventory and recognized as earned in cost of sales when the product is sold. New product introduction allowances compensate us for costs incurred associated with product handling and have been historically deferred and recognized as a reduction in cost of sales over the product introductory period. Non-refundable credits from suppliers for in-store promotions such as product displays require related activities by us. Similarly, co-operative advertising requires us to conduct the related advertising. In-store promotions income and co-operative advertising income have historically been recognized in cost of sales when we perform the related activities.

In 2003, upon the adoption of EITF Issue No. 02-16, in-store promotion and co-operative advertising income is now recorded as a reduction in the cost of inventory and recognized in cost of sales when the product is sold unless the allowance represents the reimbursement of a specific, incremental and identifiable cost incurred by us to sell the vendor’s product. We have reviewed the funding received from vendors for in-store promotions and co-operative advertising and concluded that these arrangements are primarily for general advertising purposes and not the reimbursement of a specific, incremental and identifiable cost incurred by us.

Upon adoption of EITF Issue No. 02-16 in 2003, we recorded the cumulative effect of a change in accounting principle of $10.9 million, net of tax, during the first quarter of 2003. This charge was recorded as a decrease in net income in our condensed consolidated statement of income and reflects an adjustment, which decreased our opening inventory balance. The adoption effectively transfers a portion of the benefit associated with supplier allowances from cost of sales to inventory until the related product is sold.

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

Results of Operation

The following tables set forth the unaudited condensed consolidated statements of income for the 13 and the 39 weeks ended October 2, 2004 and for the 13 and 39 weeks ended September 27, 2003 for informational purposes. The 2003 results have been adjusted to classify the results of operation for the 38 stores closed during the 39 weeks ended October 2, 2004 as “discontinued operations”. The net sales and other revenues, cost of goods sold, and selling and administrative expenses are reflected on a net basis in “discontinued operations” in our condensed consolidated statement of income.

(Dollars in thousands)	13 Weeks Ended October 2, 2004	13 Weeks Ended September 27, 2003
	(unaudited)	(unaudited)
Net sales and other revenues	$3,990,336	$3,819,431
Cost of goods sold	2,946,710	2,871,076
Selling and administrative expenses	818,854	763,151

Operating income	224,772	185,204
Interest expense	79,125	78,003

Income from continuing operations before income taxes	145,647	107,201
Provision for income taxes	57,455	39,901

Income from continuing operations	88,192	67,300
Loss from discontinued operations, net of tax	859	4,174

Net income	$87,333	$63,126

(Dollars in thousands)	39 Weeks Ended October 2, 2004	39 Weeks Ended September 27, 2003
	(unaudited)	(unaudited)
Net sales and other revenues	$11,841,112	$11,184,610
Cost of goods sold	8,776,317	8,424,776
Selling and administrative expenses	2,411,175	2,251,882

Operating income	653,620	507,952
Interest expense	239,254	236,025

Income from continuing operations before income taxes	414,366	271,927
Provision for income taxes	160,176	99,482

Income from continuing operations	254,190	172,445
Loss from discontinued operations, net of tax	57,103	34,183

Income before cumulative effect of changes in accounting principle	197,087	138,262
Cumulative effect of change in accounting principle, net of tax	—	10,946

Net income	$197,087	$127,316

The following tables set forth, for the periods indicated, the percentage at which the listed amounts bear to net sales and other revenues:

	13 Weeks Ended October 2, 2004%	13 Weeks Ended September 27, 2003%
	(unaudited)	(unaudited)
Net sales and other revenues	100.00	100.00
Cost of goods sold	73.85	75.17
Selling and administrative expenses	20.52	19.98

Operating income	5.63	4.85
Interest expense	1.98	2.04

Income from continuing operations before income taxes	3.65	2.81
Provision for income taxes	1.44	1.05

Income from continuing operations	2.21	1.76
Loss from discontinued operations, net of tax	0.02	0.11

Net income	2.19	1.65

Note:

Cost of goods sold and selling and administrative expenses for the 13 weeks ended October 2, 2004 includes $5.4 million (0.14% of sales) and $5.3 million (0.13% of sales), respectively, in costs associated with the five named storms in the third quarter of fiscal 2004.

Cost of goods sold and selling and administrative expenses for the 13 weeks ended September 27, 2003 includes $14.7 million (0.38% of sales) and $1.4 million (0.04% of sales), respectively, in costs associated with Hurricane Isabel.

	39 Weeks Ended October 2, 2004%	39 Weeks Ended September 27, 2003%
	(unaudited)	(unaudited)
Net sales and other revenues	100.00	100.00
Cost of goods sold	74.12	75.32
Selling and administrative expenses	20.36	20.13

Operating income	5.52	4.55
Interest expense	2.02	2.11

Income from continuing operations before income taxes	3.50	2.44
Provision for income taxes	1.35	0.89

Income from continuing operations	2.15	1.55
Loss from discontinued operations, net of tax	0.49	0.31

Income before cumulative effect of changes in accounting principle	1.66	1.24
Cumulative effect of change in accounting principle, net of tax	0.00	0.10

Net income	1.66	1.14

Note:

Cost of goods sold includes a December 29, 2002 adoption charge of $87.3 million (0.78% of sales) in the 39 weeks ended September 27, 2003 related to the conversion in inventory accounting from the retail method to average item cost method at the Food Lion and Kash n’ Karry banners. The cumulative effect of change in accounting principle is discussed in Note 10 to the unaudited condensed consolidated financial statements.

Sales

We record revenues primarily from the sale of products in our retail stores. Net sales and other revenues for the 13 and 39 weeks ended October 2, 2004 were $4.0 billion and $11.8 billion, respectively, resulting in increases of 4.5% and 5.9% over the corresponding periods of 2003. Included in these increases are additional sales of the 43 Harveys stores acquired during the fourth quarter of fiscal 2003, contributing 2.5% to the sales increase both for the quarter and the 39 weeks ended October 2, 2004, continuing positive comparable store sales and new store sales. Comparable store sales increased 1.7% during the third quarter of 2004 and 1.9% for the 39 weeks ended October 2, 2004. Third quarter sales of 2004 have been positively impacted by a continued focus on operational excellence at Food Lion, continued strength of Hannaford’s Festival strategy and improving sales trends at our Kash n’ Karry stores.

We continue to see a competitive market as retailers battle for the consumers’ dollars. During the first nine months of 2004, we experienced 84 net competitive store openings in our operating area - increasing the amount of grocery square footage available to consumers. In addition, most competitors continued to invest heavily in promotional spending in the form of aggressive advertised pricing, buy one and get one or two free offers, double and triple couponing and other aggressive pricing strategies.

As of October 2, 2004, we operated 1,494 stores, which consisted of 1,214 stores operating primarily under the Food Lion banner, 123 stores operating under the Hannaford banner, 103 stores operating under the Kash n’ Karry banner and 54 stores under the Harveys banner. During the third quarter of 2004, we opened 11 new stores; five under the Food Lion banner and six under the Harveys banner (conversion from Food Lion to Harveys). In addition, we closed nine Food Lion stores (six of which converted to Harveys from Food Lion) and closed one Harveys store, resulting in a net increase of one store. We remodeled 50 stores in the third quarter of 2004; 49 stores for the Food Lion banner and one for the Hannaford banner. Retail store square footage totaled 54.9 million square feet at October 2, 2004, resulting in a 2.0% increase over third quarter of 2003.

Gross Profit

Gross profit as a percentage of sales was 26.15% and 24.83% for the 13 weeks ended October 2, 2004, and the corresponding period in 2003, respectively. Gross profit as a percentage of sales was 25.88% and 24.68% for the 39 weeks ended October 2, 2004, and the corresponding period in 2003, respectively. Year to date gross margin comparisons with last year are positively impacted by the Company’s store inventory accounting change last year from the retail method to the average item cost method. The effect of the change on the December 28, 2002 inventory valuation resulted in a decrease in inventory of $87.3 million at the beginning of fiscal 2003 with a corresponding increase to cost of goods sold (0.78% of sales) for the 39 weeks ended September 27, 2003.

Gross profit as a percentage of sales increased in the third quarter of 2004 compared with the third quarter of 2003 primarily due to lower inventory shrink at Food Lion and continued focus on optimizing margin to drive sustainable, profitable sales at all four operating companies. We have now successfully completed the transition of all of our Food Lion and Kash n’ Karry stores to a new inventory and margin management system, which was first developed at Hannaford and modified to address the specific needs of Food Lion and Kash n’ Karry. This system has enabled us to improve our current margin analysis, shrink control and inventory management through full visibility to item-level detail data.

For the 39 weeks ended October 2, 2004, excluding the impact of the store inventory accounting change, gross profit as a percentage of sales increased in 2004, primarily as a result of lower inventory shrink at Food Lion this year compared with the prior year.

Also gross profit comparisons for the third quarter were negatively affected by the impact of hurricanes in both 2004 and 2003, which resulted in product losses and other costs of $5.4 million this year compared to $14.7 million last year. Product losses were lower this year due to the Company’s advanced preparation efforts.

We recorded a $1.4 million LIFO provision in the third quarter of 2004 and $5.1 million in the 39 weeks ended October 2, 2004, compared with a LIFO provision of $0.6 million in the third quarter of 2003 and $1.3 million in the 39 weeks ended September 27, 2003.

Selling and Administrative Expenses

	13 Weeks ended October 2, 2004	13 Weeks ended September 27, 2003	39 Weeks ended October 2, 2004	39 Weeks ended September 27, 2003
(Percent of net sales and other revenues)
Selling and administrative expenses “SGA”	20.52	19.98	20.36	20.13
SGA excluding depreciation and amortization	17.65	17.05	17.45	17.17

SGA for the third quarter of 2004 includes $5.3 million in preparation and other costs incurred for the recent hurricanes experienced by the Company compared with $1.4 million incurred last year in third quarter for Hurricane Isabel. Additional increases in SGA as compared to last year are due to the SGA expenses for the 43 Harveys stores acquired in fiscal 2003, expenses incurred for the Raleigh and Charlotte market renewal projects and $1.8 million charge recorded for the divesture of its Thai operation, Food Lion Thailand.

(Dollars in millions)	13 Weeks ended October 2, 2004	13 Weeks ended September 27, 2003	39 Weeks ended October 2, 2004	39 Weeks ended September 27, 2003
Depreciation and amortization expense	$114.4	$111.8	$344.9	$331.8
Percent of net sales and other revenues	2.87	2.93	2.91	2.96

The increase in depreciation and amortization for the 13 weeks and 39 weeks ended October 2, 2004 compared to the corresponding periods last year is primarily due to the acquisition of the 43 Harveys stores acquired in fiscal 2003, software purchases and upgrades for the transition of its Food Lion and Kash n’ Karry banners to a new inventory system, and equipment purchases for new stores and renovations since the third quarter of last year. The decrease as a percent of sales is due to our strong sales performance for the quarter and year to date.

Interest Expense

(Dollars in millions)	13 Weeks ended October 2, 2004	13 Weeks ended September 27, 2003	39 Weeks ended October 2, 2004	39 Weeks ended September 27, 2003
Interest expense	$79.1	$78.0	$239.3	$236.0
Percent of net sales and other revenues	1.98	2.04	2.02	2.11

Interest expense increased for the 13 and 39 weeks ended October 2, 2004 as compared to the corresponding periods last year primarily due to a decrease in the benefit from our interest rate swap agreements and increased interest expense from additional store capital leases offset partially by increased investment income due to higher cash balances.

LIFO

Our inventories are stated at the lower of cost or market, and we value approximately 79% of our inventory using the Last-in, First-out(LIFO) method.

Our LIFO reserve increased to $1.4 million for the third quarter of 2004 as compared to $0.6 million for the same period last year. For the 39 weeks ended October 2, 2004, our LIFO reserve increased to $5.1 million as compared to $1.3 million for the same period last year.

Discontinued Operations

The Company closed 38 underperforming stores during the 39 weeks ended October 2, 2004. In accordance with the provisions of SFAS No. 144, a portion of the costs associated with the closure of these stores, as well as related operating activity prior to closing for these stores, was recorded in “Loss from discontinued operations, net of tax” in the Company’s Condensed Consolidated Statement of Income.

Income Taxes

(Dollars in millions)	13 Weeks Ended October 2, 2004	13 Weeks Ended September 27, 2003	39 Weeks Ended October 2, 2004	39 Weeks Ended September 27, 2003
Provision for income taxes	$57.5	$39.9	$160.2	$99.5
Effective tax rate	39.4%	37.2%	38.7%	36.6%

The tax provision for the 39 weeks ended October 2, 2004 includes approximately $3.4 million (net of tax) in interest income related to an IRS audit refund (discussed below). The Company’s tax rate from continuing operations would have been 39.5% for the 39 weeks ended October 2, 2004 excluding this interest refund which was recorded during the second quarter. Notwithstanding the refund, our effective tax rate increased in the third quarter of 2004 and year to date of 2004 from the respective periods of the prior year due to the following reasons. First, the rate was lower in 2003 because of the relative effect of ongoing tax saving initiatives over a lower level of “Income from continuing operations before income taxes”. Income from continuing operations before income taxes was lower in 2003 primarily due to the inventory accounting charge discussed in Note 10. Second, the 2004 rate is higher due to increased tax provisions related to state audit activity, which has not yet reached a final resolution.

The Internal Revenue Service has completed its audit for tax years 1999 though 2001 resulting in a refund of approximately $30 million (plus approximately $5.6 million in interest) associated with the timing of certain tax deductions. Except for the interest recorded in the tax provision, this refund results in no impact to our Condensed Consolidated Statement of Income for the period ended October 2, 2004.

Liquidity and Capital Resources

We have funded our operations and acquisitions from cash internally generated from our operations and borrowings.

At October 2, 2004, we had cash and cash equivalents of $725.1 million compared with $302.4 million at September 27, 2003. We have historically generated positive cash flow from operations. Cash provided by operating activities totaled $726.8 million for the 39 weeks ended October 2, 2004, compared with $581.4 million for the corresponding period last year. The increase in cash provided by operating activities over the comparable period is primarily due to lower tax payments, $106.2 million for the 39 weeks ended October 2, 2004 compared with $154.4 million for the 39 weeks ended September 27, 2003. The lower tax payments in fiscal 2004 are primarily the result of an overpayment on the prior year tax return. Also contributing to the increase in cash from operations were changes in inventories and accounts payable.

Cash flows used in investing activities increased to $272.0 million for the 39 weeks ended October 2, 2004, compared with $268.6 million for the corresponding period last year primarily due to an increase of $12.9 million in cash used for workers’ compensation collateral requirements offset partially by increased proceeds from property sales in 2004. For the 39 weeks ended October 2, 2004, proceeds were received from the sale-leaseback of a Food Lion store, the sale of three Kash n’ Karry stores and the sale of land.

Capital expenditures were $260.4 million for the 39 weeks ended October 2, 2004 compared to $263.7 million for the prior year period. For the 39 weeks ended October 2, 2004, we have opened 33 new stores and 57 renovations compared with 18 new stores and 85 renovations for the corresponding period of last year.

In fiscal 2004, we plan to incur approximately $425 million of capital expenditures compared to the previous projection of $450 million. In addition, the Company will fund the planned acquisition of Victory Super Markets for $175 million, which is expected to close before the end of the year. We plan to finance capital expenditures during fiscal 2004 through funds generated from operations and existing bank facilities and through the use of leases when necessary.

Cash flows used in financing activities for the 39 weeks ended October 2, 2004 were $42.0 million compared to $142.1 million for the same period last year. The decrease in net cash used in financing activities was primarily due to the maturity of securities held in escrow to fund the defeasance of certain senior notes at the Hannaford banner (see discussion below in debt) and a decrease in long-term debt payments. Offsetting this decrease were additional parent common stock repurchases in 2004 and taxes paid on capital contribution in 2003.

Debt

We maintain a revolving credit facility with a syndicate of commercial banks providing $350.0 million in committed lines of credit. The credit facility is secured by certain inventory of the Delhaize America operating subsidiaries. The $350.0 million facility expires in July 2005 and contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, and an asset coverage ratio. We must be in compliance with all covenants in order to have access to the credit facility. As of October 2, 2004, we were in compliance with all covenants contained in the credit facility. A deteriorating economic or operating environment can subject us to a risk of non-compliance with the covenants. We had no outstanding borrowings under this facility as of October 2, 2004, and had no borrowings during 2004 and fiscal 2003. This facility is utilized to provide short-term capital to meet liquidity needs as necessary.

At October 2, 2004, the Company had the following long–term debt:

(Dollars in thousands)

Notes, 7.375%, due 2006	$607,889	(a)
Notes, 7.55%, due 2007	149,732	(a)
Notes, 8.125%, due 2011	1,099,687	(a)
Notes, 8.05%, due 2027	121,602	(a)
Debentures, 9.00%, due 2031	855,000
Medium-term notes, 8.67% to 8.73%, due 2006	5,069	(a)
Other notes, 6.31% to 14.15%, due Nov. 2004 to 2016	62,077	(a)
Mortgage payables, 7.55% to 10.20%, due Oct. 2004 to 2016	26,554	(a)
Financing obligation, 7.25%, due 2004 to 2018	10,165

	2,937,775
Less current portion	17,221

	$2,920,554

(a)	Net of associated discount and premium

In October 2003, our Hannaford banner invoked the defeasance provisions of its outstanding 8.54% Senior Notes due 2004, 6.31% Senior Notes due 2008, 6.50% Senior Notes due 2008, 7.41% Senior Notes due 2009, 6.58% Senior Notes due 2011, and 7.06% Senior Notes due 2016 (collectively, the “Notes”) and placed sufficient funds in an escrow account to satisfy the remaining principal and interest payments due on the Notes. As a result of this defeasance, Hannaford is no longer subject to the negative covenants contained in the agreements governing these notes. As of October 2, 2004, $66.0 million in aggregate principal amount of these notes was outstanding. Cash committed to fund the escrow and not available for general corporate purposes is considered restricted. At October 2, 2004, restricted funds of $13.9 million and $60.4 million are recorded in Current Other Assets and Non-current Other Assets, respectively.

We enter into significant leasing obligations related to our store properties. Capital lease obligations outstanding at October 2, 2004 were $709.6 million compared with $706.9 million at September 27, 2003. These leases generally have terms of up to 25 years. We also had significant operating lease commitments at the end of fiscal 2003.

As set forth in the table below, we also have periodic short-term borrowings under informal credit arrangements that are available to us at the lenders’ discretion.

(Dollars in millions)	October 2, 2004	September 27, 2003
Outstanding borrowings at period end	$0	$0
Average borrowings	0.0	0.4
Maximum amount outstanding	0.0	37.0
Daily weighted average interest rate	0%	2.81%

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

During the fourth quarter of 2001 and the third quarter of 2002, we entered into interest rate swap agreements, effectively converting a portion of our debt from fixed to variable rates. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semi-annual or quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and is recognized over the life of the agreements as an adjustment to interest expense. On December 30, 2003, we terminated $100 million of the 2011 interest rate swap arrangements. The notional principal amounts of interest rate swap arrangements as of October 2, 2004 were $300 million maturing in 2006 and $100 million maturing in 2011. These agreements met the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133. We have recorded a derivative asset in connection with these agreements in the amount of $14.9 million and $16.9 million at October 2, 2004 and January 3, 2004, respectively, recorded in our Consolidated Balance Sheets in Other Assets.

Prior to the offering of bonds and debentures in 2001, the Company entered into interest rate agreements to hedge against potential increases in interest rates. These hedge agreements were settled in 2001 with the loss recorded in other comprehensive income (loss), net of taxes and amortized to interest expense over the term of the associated debt securities. This unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss, net of taxes, at October 2, 2004, and January 3, 2004, totaled approximately $40.4 million and $44.3 million, respectively.

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

In the fourth quarter of 2003, we renegotiated our property insurance lowering our self-insured retention per occurrence to $5.0 million for named storms and $2.5 million for all other losses. Prior to the renewal, the amount of the deductible for each named storm occurrence as insured was calculated as five percent of the total insured value at all locations where physical loss or damage occurred. We incurred property loss of $10.7 million for the hurricanes during the 13 weeks ended October 2, 2004. In fiscal 2003, we incurred property loss of $16.9 million (which includes a $14.3 million loss of inventory) related to Hurricane Isabel.

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

PART II OTHER INFORMATION

Item 6. Exhibits

Exhibit	Description
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31(b)	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32	Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DELHAIZE AMERICA, INC.

DATE: November 16, 2004	BY:	/s/ Carol M. Herndon
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