Form 10-K
period 2005-01-01
DELHAIZE AMERICA INC
filed 2005-04-01
CIK 37912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

All of the registrant’s voting and non-voting common stock was held by affiliates on June 3, 2004.

Outstanding shares of common stock of the Registrant as of April 1, 2005.

Class A Common Stock-	91,270,348,481
Class B Common Stock-	75,468,935

THIS REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1) (A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Exhibit index is located on sequential page 82 hereof.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

DELHAIZE AMERICA, INC.

FORM 10-K

FOR THE YEAR ENDED JANUARY 1, 2005

Unless the context otherwise requires, the terms “Delhaize America,” the “Company,” “we,” “us” and “our” refer to Delhaize America, Inc., a North Carolina corporation together with its consolidated subsidiaries.

PART I

Item 1. Business.

Delhaize America, Inc., a wholly owned subsidiary of Delhaize Group, engages in one line of business, the operation of retail food supermarkets in the eastern United States. The Company was incorporated in North Carolina in 1957 and maintains its corporate headquarters in Salisbury, North Carolina. Delhaize America is a holding company that does business primarily under the banners Food Lion, Hannaford, Kash n’ Karry and Harveys.

Delhaize America makes available free of charge, on or through the SEC documents section of Delhaize Group’s web site (http://www.delhaizegroup.com), the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

New Banner

In fiscal 2004, the Company started the process of rebranding its Kash n’ Karry stores to a new concept, format and banner named “Sweetbay Supermarket” by opening one new Sweetbay and converting five Kash n’ Karry stores to the Sweetbay banner. For more information concerning the new banner, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Executive Summary.”

Merchandising

The Company’s stores sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food, deli-bakery and non-food items such as health and beauty care, prescriptions, and other household and personal products. The Company offers nationally and regionally advertised brand name merchandise as well as products manufactured and packaged for the Company under the private labels of “Food Lion”, “Hannaford”, “Kash n’ Karry” and “Harveys”. Sales of private label products represented 17%, 19%, 15% and 12% of Food Lion’s, Hannaford’s, Kash n’ Karry’s and Harveys’ respective sales in fiscal 2004.

Procurement

The Company procures products through its retail operating companies and special procurement entities, with operations in Salisbury, North Carolina; Scarborough, Maine; Tampa, Florida; and Nashville, Georgia. The regional centralization of the buying function allows management of the Company to establish long-term relationships with many vendors providing various alternatives for sources of product supply.

Business Conditions and Competition

The business in which the Company is engaged is highly competitive and characterized by narrow profit margins. The Company competes with national, regional and local supermarket chains, supercenters, discount food stores, specialty stores, convenience stores, warehouse clubs, drug stores and restaurants. The Company expects to continue to develop and evaluate new retailing strategies responsive to its customers’ needs. Seasonal changes have no material effect on the operation of the Company’s supermarkets.

Stores

As of January 1, 2005, 1,523 supermarkets were in operation as follows:

	Food Lion	Hannaford	Kash n’ Karry		Harveys	Total
Delaware	17					17
Florida	38		104		7	149
Georgia	53				48	101
Kentucky	11					11
Maine		46				46
Maryland	75					75
Massachusetts		23				23
New Hampshire		25				25
New York		34				34
North Carolina	481					481
Pennsylvania	7					7
South Carolina	125					125
Tennessee	71					71
Vermont		14				14
Virginia	326					326
West Virginia	18					18
	1,222	142	104	*	55	1,523

*	Note includes six Sweetbay Supermarkets.

The following table shows the number of stores opened, closed and relocated, and the number of stores open at the end of each year for the past three fiscal years.

	# Stores Opened / (Acquired)		# Stores Closed	# Stores Relocated	# Stores Open at Year-end
2004	53	(a)	(40)	(5)	1,523
2003	79	(b)	(46)	(3)	1,515
2002	41		(7)	(8)	1,485

(a)	Includes 19 stores acquired in connection with the acquisition of Victory.
(b)	Includes 43 stores acquired in connection with the acquisition of Harveys.

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

Employees

As of January 1, 2005, the Company employed 43,136 full-time and 62,259 part-time employees.

Acquisitions

On November 26, 2004, the Company completed its acquisition of 19 Victory Super Markets (“Victory”) with 17 stores located in central and southeastern Massachusetts and two stores located in southern New Hampshire. The Company paid approximately $175.0 million in cash (subject to adjustment under the terms of the agreement), net of cash of $13.2 million and marketable securities of $1.8 million acquired. The Company’s Consolidated Statement of Income (Loss) included the results of operation of Victory prospectively from November 27, 2004.

In November and December 2004, the Company completed its acquisition of ten Winn-Dixie stores in North Carolina and Virginia. These stores reinforce the store network of Food Lion in its existing trade area.

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

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

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date this annual report on Form 10-K is filed with the Securities and Exchange Commission. We assume no obligation to update or revise them. Important factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	The grocery retailing industry continues to experience significant competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants. Our continued success is dependent upon our ability to compete in this industry, develop and implement retailing strategies and continue to reduce operating expenses. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could impact our sales and net income.

•	Our future results could be adversely affected due to pricing and promotional activities of existing and new competitors, including non-traditional food retailers; our response actions; the state of the economy, including inflationary or deflationary trends in certain commodities; recessionary times in the economy; and our ability to sustain the cost reductions that we have identified and implemented.

•	Our ability to achieve our cost savings goals could be affected by, in addition to other factors described herein, our ability to achieve productivity improvements, shrink reduction, efficiencies in our distribution centers, and other efficiencies created by our logistics projects.

•	Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, and employment and job growth in the markets in which we operate may affect our ability to hire and train qualified employees to operate our stores. This could negatively affect earnings and sales growth. General economic changes may also affect the shopping habits of our customers, which could affect sales and earnings.

•	Consolidation in the food industry is likely to continue and the effects on our business, favorable or unfavorable, cannot be foreseen.

•	Our ability to integrate any companies we acquire or have acquired and achieve operating improvements at those companies may affect our financial results.

•	Increases in the cost of inputs, such as utility costs, fuel costs or raw material costs and increased product costs, and increased labor and labor related (e.g., health and welfare and pension) costs could negatively impact our results.

•	Adverse weather conditions could increase the cost our suppliers charge for their products, decrease or increase the customer demand for certain products, interrupt operations at affected stores, or interrupt operations of our suppliers.

•	We are subject to labor relations issues, including union organizing activities, that could result in an increase in costs or lead to a strike, thus impairing operations and decreasing sales. We are also subject to labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, and environmental laws may have a material impact on our financial statements.

•	Our future results could be adversely affected by issues affecting the food distribution and retail industry generally, such as food safety concerns, an increase in consumers eating away from home and the manner in which vendors target their promotional dollars.

•	Our comparable store sales growth could be affected by competitors’ openings.

•	We have estimated our exposure to the claims and litigation arising in the normal course of business and believe we have made adequate provisions for them. Unexpected outcomes in these matters could result in an adverse effect on our financial statements.

•	We continue to experience both federal and state audits of income tax filings, which we consider to be part of our ongoing business activity. While the ultimate outcome of these federal and state audits is not certain, we have considered the merits of our defenses in our overall evaluation of potential tax liabilities and believe we have adequate liabilities recorded in our consolidated financial statements for potential exposures on these matters. Unexpected outcomes in these matters could result in an adverse effect on our financial statements.

•	Interest expense on variable rate borrowings will vary with changes in capital markets and the amount of debt that we have outstanding. However, the majority of our long-term notes payable bear an effective fixed interest rate. On this debt, we bear the risk that the required payments will exceed those based on current market rates.

•	Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, or if significant projects are not completed in the time frame expected or on budget.

•	Depreciation and amortization expenses may vary from our estimates due to the timing of new store openings and remodels.

•	LIFO charges and credits will be affected by changes in the cost of inventory.

•

We are self-insured for workers’ compensation, general liability, vehicle accident and druggist claims. Maximum retention, including defense costs per occurrence, ranges from (i) $0.5 million to $1.0 million per accident for workers’ compensation, (ii) $5.0 million per accident for automobile liability and (iii) $3.0 million per accident for general liability, with an additional $5.0 million retention in excess of the primary $3.0 million general liability retention for druggist liability. We are insured for costs related to covered claims, including defense costs, in excess of these retentions. It is possible that the final resolution of some of these claims may require us to make significant expenditures in excess of our existing reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated. Pursuant to our self-insurance program, self-insured reserves related to workers’ compensation, general liability and auto coverage are reinsured by Pride Reinsurance Company (“Pride”), an Irish reinsurance captive, owned by an affiliated company of Delhaize Group. Premiums are transferred annually to Pride through Delhaize Insurance Co., a subsidiary of Delhaize America.

•	Our access to capital markets on favorable terms and our leasing costs could be negatively affected by our financial performance and by conditions of the financial markets.

Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. Accordingly, actual events and results may vary significantly from those included in or contemplated or implied by forward-looking statements made by us or our representatives.

Item 2. Properties.

The Company operated 1,222 supermarkets under the Food Lion banner at the end of fiscal 2004 in the mid-Atlantic and southeastern regions of the United States. Food Lion stores average approximately 35,400 square feet. The current Food Lion store prototypes are approximately 28,000 and 38,000 square feet.

At the end of fiscal 2004, the Company operated 142 Hannaford supermarkets, which included 19 Victory stores acquired during the fourth quarter of 2004. The Company plans to convert all of the Victory stores to the Hannaford banner during fiscal 2005. Of the 142 operating stores, 98 are combination stores, which consist of traditional all-department supermarkets, together with pharmacies, other services and expanded general merchandise under one roof. Hannaford supermarkets are located in Maine, New Hampshire, Vermont, upstate New York and Massachusetts. Hannaford stores average approximately 48,700 square feet. The current Hannaford store prototypes are approximately 35,000, 47,000 and 55,000 square feet.

At the end of fiscal 2004, the Company operated 104 Kash n’ Karry supermarkets in central Florida. Of the 104 operating stores, six are Sweetbay Supermarkets discussed below in the Executive Summary. Kash n’ Karry stores average approximately 42,400 square feet. As the Company rebrands its Florida business, the current Sweetbay prototypes are approximately 44,000 and 49,000 square feet.

At the end of fiscal 2004, the Company operated 55 Harveys supermarkets in central and south Georgia and the Tallahassee, Florida, area. Harveys stores average approximately 27,700 square feet.

All of the Company’s supermarkets are primarily self-service stores, which have off-street parking facilities. With the exception of operating 116 owned supermarkets, the Company occupies its various supermarket premises under lease agreements providing for initial terms of 20 and 25 years, with renewal options generally ranging from five to 20 years.

The following table identifies the location and square footage of the 13 distribution centers and four offices operated by the Company as of January 1, 2005. The Company owns all of its distribution centers and office space, except for the square footage leased as identified in the table.

Distribution Centers

Location	Square Feet (in thousands)
Salisbury, North Carolina	1,630
Greencastle, Pennsylvania	1,236
Dunn, North Carolina	1,225
Disputanta, Virginia	1,124
Elloree, South Carolina	1,099
Clinton, Tennessee	833
Plant City, Florida	810
South Portland, Maine	589
Schodack, New York	517
Butner, North Carolina	441
Green Cove Springs, Florida	244	(a)
Winthrop, Maine	241
Nashville, Georgia	272	(b)

Total	10,261

Offices

Location	Square Feet (in thousands)
Corporate Headquarters, Salisbury, North Carolina	261
Corporate Offices, Scarborough, Maine	286	(a)
Corporate Offices, Tampa, Florida	19	(a)
Corporate Offices, Nashville, Georgia	26	(a)

Total	592

(a)	all leased
(b)	239 square feet leased

Item 3. Legal Proceedings.

Delhaize America is from time to time involved in legal actions in the ordinary course of its business. We are not aware of any pending or threatened litigation, arbitration or administrative proceedings involving claims or amounts that, individually or in the aggregate, we believe are likely to materially harm our business, financial condition or future results of operation. Any litigation, however, involves risk and potentially significant litigation costs, and therefore we cannot give any assurance that any such litigation will not materially harm our business, financial condition or future results of operation.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to General Instruction I(2) of Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Delhaize Group, together with its wholly-owned subsidiary, Delhaize the Lion America, Inc. (“DETLA”), owns all of the outstanding shares of our common stock. As a result, there is no established public market for our common stock.

Dividends Declared Per Share of Common Stock

	Year Ended January 1, 2005		Year Ended January 3, 2004
Quarter	Class A	Class B	Class A	Class B
First	$—	$—	$—	$—
Second	—	—	—	—
Third	—	—	—	—
Fourth	.000274	.000274	—	—

	$.000274	$.000274	$—	$—

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

Executive Summary

Delhaize America, a wholly-owned subsidiary of Delhaize Group, engages in one line of business, the operation of retail food supermarkets in the eastern United States. Delhaize America is a holding company that does business primarily under the banners Food Lion, Hannaford, Kash n’ Karry and Harveys. Our stores sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food, deli-bakery and non-food items such as health and beauty care, prescriptions, and other household and personal products. We offer nationally and regionally advertised brand name merchandise as well as products manufactured and packaged for us under the private labels of “Food Lion”, “Hannaford”, “Kash n’ Karry”, and “Harveys”.

Our business is highly competitive and characterized by narrow profit margins. We compete with national, regional and local supermarket chains, supercenters, discount food stores, specialty stores, convenience stores, warehouse clubs, drug stores and restaurants. We continue to develop and evaluate new retailing strategies at each of our banners in the eastern United States to respond to local consumers’ needs and maintain and increase our market share.

2004 Highlights:

•	Food Lion Market Renewal/New Store Concepts. Following the launch of Food Lion’s market renewal in Raleigh, North Carolina in fiscal 2003, a second renewal program was completed in Charlotte, North Carolina in fiscal 2004.

Market renewal represents a change in Food Lion’s historical approach to remodeling activity. In the past, annual capital spending for remodel activity was dedicated to stores based on age and our related remodel calendar. Through market renewal, remodel spending is focused on key markets to maximize consumer recognition and reaction. Market renewal was developed to make our stores more appealing and customer focused, particularly in the produce and meat departments. As an integral part of this project, Food Lion also brings a sharper focus on assortment development, marketing, merchandising and training associates. Also Food Lion opened five pilot stores in fiscal 2004 to test a new store concept, format and brand name. The pilot stores are named “Bloom, A Food Lion Market”, a new brand under the Food Lion banner. These stores focus on driving convenience to a level of distinction and are designed to provide a simple, uncomplicated and hassle-free shopping experience. As its “Thought for Food” tagline suggests, Bloom appeals to customers with a focus on shopping solutions, value-adding services, home meal replacement, easy-to-shop store lay-out and technology features that expedite the shopping experience to bring full meaning to the broad term “convenience”. The pilot stores are the result of the work of a cross-functional team from around Delhaize Group that developed this new store concept based on comprehensive consumer research.

•	Inventory Management. During the third quarter of fiscal 2004, we successfully completed the transition in all Food Lion stores to an inventory management system originally developed at Hannaford and modified to address the specific needs of Food Lion. We began to recognize improvements in margin, shrink control and inventory management through full visibility to item-level detail data provided by this system. The roll out of the same system in our Kash n’ Karry stores was completed during the second quarter of fiscal 2004.

•	Acquisition of Victory. In November of 2004, Hannaford expanded its business by acquiring 19 Victory Super Markets, with 17 stores located in central and southeastern Massachusetts and two stores located in southern New Hampshire. This acquisition provides an optimal opportunity for Hannaford to meet its objective of expanding in Massachusetts and filling in within its existing trade areas.

•	Hurricanes. September 2004 was a record-breaker for the number of storms hitting the Southeastern United States - Hurricanes Charley, Frances, Jeanne and Ivan, and Tropical Storm Gaston. During fiscal 2004, our operating banners in the Southeastern United States – Food Lion, Kash n’ Karry and Harveys incurred $11.4 million in product loss, preparation and other costs. We showed tremendous teamwork and planning in both preparing for and responding to these storms. A cross-functional team associated with these storms located generators, deployed personnel, dispatched temperature-controlled trucks, ordered product, and provided store maintenance assistance to ensure the safety of our associates, customers, and products. We worked diligently, balancing serving our customers in the busy days prior to the storms’ arrivals with preparing the stores for the potential impact due to wind, rain and power loss. With this advance preparation, stores were able to re-open quickly after the storms passed. As a consequence, the sales impact of the hurricanes was almost neutral. In some communities, store associates distributed free water and ice to our customers.

•	Growth of Harveys. In October of 2003, we expanded our business by acquiring Harveys, a chain of 43 supermarkets primarily in South Georgia. This chain is strengthening our position in a Georgia market where we did not have a strong presence, giving us opportunities to focus on local consumers’ needs in this market to grow the Harveys business. As part of this strategy, 13 Food Lion stores were converted to Harveys stores during fiscal 2004.

•	Kash n’ Karry. 2004 was a strong turnaround and foundation-building year for the Florida businesses of Kash n’ Karry and Sweetbay. The year started with the closing of 34 underperforming stores primarily in the Orlando market and on the east coast of Florida allowing management to focus on the core West Central Florida markets with the greatest store density, population growth and most valuable assets. Through the year, we implemented numerous new labor and merchandising systems from the other banners and instilled a new culture and training initiatives. The year concluded with the opening of the first Sweetbay Supermarket in Seminole, Florida and five remodeled locations opening in Ft. Myers, Florida.

Sweetbay is a totally new store concept, experience and brand built upon extensive customer research, focused upon delivering a vibrant shopping experience with a strong emphasis on fresh food, high quality and variety and great value. Kash n’ Karry carried strong sales gain momentum through the year.

2005 Outlook:

During 2005, Delhaize America plans to continue to improve sales performance through sale initiatives and an increased schedule of store remodeling and store openings. As part of this strategy:

•	Food Lion identified the Greensboro, North Carolina market as its third complete market renewal scheduled for mid-2005, and the Baltimore, Maryland market as its fourth market renewal to be completed in the Fall of 2005, following the successful market renewal programs completed during 2003 and 2004 in the Raleigh and Charlotte markets, respectively.

•	Kash n’ Karry stores will continue to be rebranded over the coming three years to its new banner name “Sweetbay Supermarket”. As noted above, through research a clear opportunity for a strong market position is available for a new brand, and Sweetbay has been designed to attack that market opportunity in Florida. In 2005, all Kash n’ Karry operations in the markets of Fort Myers/Naples, Venice/Englewood, and Sarasota/Bradenton will be relaunched under the Sweetbay Supermarket brand. In addition, several new Sweetbay Supermarket stores in the Tampa/St. Petersburg market are scheduled to open, setting the stage for the full market conversion.

•	Harveys plans to convert an additional 12 Food Lion stores to its banner during 2005, following the success of the 13 Harveys stores converted during 2004. These conversions are expected to enhance our Company’s presence in Harveys’ primary market area by tapping into the strength of the local Harveys’ brand.

•	Hannaford will continue to evolve its Festival Strategy, which is founded on the principle of listening to consumers and anticipating their needs. Hannaford will also convert all of the Victory stores acquired in fiscal 2004 to its banner by the end of 2005.

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

Asset impairment - We periodically evaluate the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. We monitor the carrying value of our retail stores, our lowest level asset group for which identifiable cash flows are independent of other groups of assets and liabilities, for potential impairment based on projected future cash flows. If impairment is identified for retail stores, we compare the asset group’s estimated fair value to its current carrying value and record provisions for impairment as appropriate. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on our previous experience in disposing of similar assets and current economic conditions.

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

Goodwill and other intangible assets – We conduct an annual assessment of potential impairment of goodwill and other indefinite lived intangible assets by comparing the book value of these assets to their current fair value. Fair value is estimated based on discounted cash flow projections provided by reporting unit management. When the carrying value of the reporting unit exceeds its fair value, a provision for impairment is recorded. We conduct an annual impairment assessment in the fourth quarter of each year or when events or circumstances indicate that an impairment may have occurred in accordance with SFAS 142, “Goodwill and Other Intangible Assets”.

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

Inventories- Inventories are stated at the lower of cost or market determined by the Last-in, First-out (“LIFO”) method. Meat, produce and deli-bakery inventories are valued on the average cost method rather than the LIFO method. We evaluate inventory shrinkage throughout the year based on actual physical counts in our stores and distribution centers and record adjustments based on the results of these counts to provide for the estimated shrinkage as of the balance sheet date.

Leases- Our stores operate principally in leased premises. We account for leases under the provisions of SFAS No. 13, “Accounting for Leases”, and related accounting guidance. For lease agreements that provide for escalating rent payments, we recognize rent expense on a straight-line basis over the non-cancelable lease term and option renewal periods where failure to exercise such options would result in an economic penalty such that renewal appears, at the inception of the lease, to be reasonably assured. Rent incurred during the construction and development of a store is capitalized as a component of property and equipment. The lease term commences when we become obligated under the terms of the lease agreement and extends over the non-cancelable term and option renewal periods where failure to exercise such option would result in an economic penalty such that renewal appears to be reasonably assured.

When evaluating leases we use significant judgments and estimates, which include the determination of the lease term, incremental borrowing rates and fair market values. The determination of the lease term involves judgments as to whether an economic penalty exists which reasonably assures renewal of option periods. The incremental borrowing rate is used to calculate the present value of future rent payments and is based on the current yield for publicly traded debt for our company. The fair market value of the leased premises is based on our experience and knowledge of the real estate markets where the store is located and includes an independent third-party appraiser in certain situations.

Self-insurance- We are self-insured for workers’ compensation, general liability, vehicle accident and druggist claims. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum retention, including defense costs per occurrence, ranges from (i) $0.5 million to $1.0 million per accident for workers’ compensation, (ii) $5.0 million per accident for automobile liability and (iii) $3.0 million per accident for general liability, with an additional $5.0 million retention in excess of the primary $3.0 million general liability retention for druggist liability. We are insured for costs related to covered claims, including defense costs, in excess of these retentions. The significant assumptions used in the development of the actuarial estimates are grounded upon our historical claims data, including the average monthly claims and the average lag time between incurrence and payment.

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

Our property insurance includes self-insured retentions per occurrence to (i) $5.0 million for named storms, (ii) $5.0 million for Zone A flood losses, (iii) $5.0 million for earthquakes and (iv) $2.5 million for all other losses.

The actuarial estimates are subject to a high degree of uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although we believe the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations and the level of future premiums to Pride.

Store closing reserves-We provide for closed store liabilities to reflect the estimated post-closing lease liabilities and other exit costs associated with the related store closing commitments. Other exit costs include estimated real estate taxes, common area maintenance, and insurance costs to be incurred after the store closes over the remaining lease term (all of which are contractually required payments under the lease agreements). Store closings are generally completed within one year after the decision to close. The closed store liabilities are paid over the lease terms associated with the closed stores. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed in the period that such settlement is determined. We estimate the lease liabilities, net of sublease income; using a discount rate based on the current treasury note rates adjusted for our current credit spread to calculate the present value of the remaining liabilities on closed stores

Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. When severance costs are incurred in connection with store closings, a liability for the termination benefits is recognized and measured at its fair value at the communication date. Store closing liabilities are reviewed quarterly to ensure that any accrued amounts appropriately reflect the outstanding commitments and that any additional costs are accrued or amounts that are no longer needed for their originally intended purpose are reversed.

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

Supplier allowances- We receive allowances, credits and income from suppliers primarily for volume incentives, new product introductions, in-store promotions and co-operative advertising. Volume incentives are based on contractual arrangements generally covering a period of one year or less and have been historically included in the cost of inventory and recognized as earned in cost of sales when the product is sold. New product introduction allowances compensate us for costs incurred associated with product handling and have been historically deferred and recognized as a reduction in cost of sales over the product introductory period. Non-refundable credits from suppliers for in-store promotions such as product displays require related activities by our Company. Similarly, co-operative advertising requires us to conduct the related advertising. In-store promotions income and co-operative advertising income have historically been recognized in cost of sales when we perform the related activities.

In 2003, upon the adoption of EITF Issue No. 02-16, in-store promotion and co-operative advertising income is now recorded as a reduction in the cost of inventory and recognized in cost of sales when the product is sold unless the allowance represents the reimbursement of a specific, incremental and identifiable cost incurred by us to sell the vendor’s product. We have reviewed the funding received from vendors for in-store promotions and co-operative advertising and concluded that these arrangements are primarily for general advertising purposes and not the reimbursement of a specific, incremental and identifiable cost incurred by our Company.

Upon adoption of EITF Issue No. 02-16 in fiscal 2003, we recorded the cumulative effect of a change in accounting principle of $10.9 million, net of tax, during the first quarter of 2003. This charge was recorded as a decrease in net income in our Consolidated Statement of Income (Loss) and reflects an adjustment, which decreased our opening inventory balance. The adoption effectively transfers a portion of the benefit associated with supplier allowances from cost of sales to inventory until the related product is sold.

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

Results of Operation

The following tables set forth the Consolidated Statements of Income (Loss) for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002 for informational purposes. The 2003 and the 2002 results have been adjusted to classify the results of operation for the 39 stores closed during fiscal 2004 as “discontinued operations”. The net sales and other revenues, cost of goods sold, and selling and administrative expenses relating to the closed stores are reflected on a net basis in “discontinued operations” in our Consolidated Statements of Income (Loss).

(Dollars in thousands)	52 Weeks Jan 1, 2005	53 Weeks Jan 3, 2004	52 Weeks Dec 28, 2002
(Dollars in thousands)
Net sales and other revenues	$15,839,882	$15,331,848	$14,655,475
Cost of goods sold	11,751,473	11,537,712	10,858,383
Selling and administrative expenses	3,238,587	3,076,985	3,029,861

Operating income	849,822	717,151	767,231
Interest expense	322,927	318,415	326,561
Net loss (gain) from extinguishment of debt	4,269	—	(6,361)
Net other loss from extinguishment of debt	231	—	1,550

Income from continuing operations before income taxes	522,395	398,736	445,481
Provision for income taxes	212,380	166,330	172,163

Income from continuing operations	310,015	232,406	273,318
Loss from discontinued operations, net of tax	55,902	38,658	21,643

Income before cumulative effect of changes in accounting principle	254,113	193,748	251,675
Cumulative effect of changes in accounting principle, net of tax	—	10,946	284,097

Net income (loss)	$254,113	$182,802	$(32,422)

The following table sets forth, for the periods indicated, the percentage at which the listed amounts bear to net sales and other revenues:

	52 Weeks Jan 1, 2005%	53 Weeks Jan 3, 2004%	52 Weeks Dec 28, 2002%
Net sales and other revenues	100.00	100.00	100.00
Cost of goods sold	74.19	75.25	74.09
Selling and administrative expenses	20.45	20.07	20.67

Operating income	5.36	4.68	5.24
Interest expense	2.04	2.09	2.23
Net loss (gain) from extinguishment of debt	0.03	0.00	(0.04)
Net other loss from extinguishment of debt	0.00	0.00	0.01

Income from continuing operations before income taxes	3.29	2.59	3.04
Provision for income taxes	1.34	1.08	1.17

Income continuing operations	1.95	1.51	1.87
Loss from discontinued operations, net of tax	0.35	0.25	0.15

Income before cumulative effect of changes in accounting principle	1.60	1.26	1.72
Cumulative effect of changes in accounting principle, net of tax	0.00	0.07	1.94

Net income (loss)	1.60	1.19	(0.22)

Notes:

Cost of goods sold includes an initial $87.3 million (0.57% of sales) charge in fiscal 2003 related to the conversion in inventory accounting from the retail method to the average item cost method at the Food Lion and Kash n’ Karry banners. The cumulative effects of changes in accounting principle are discussed below (see Note 19 of the Company’s Consolidated Financial Statements for further discussion).

Sales

(Dollars in billions)	Fiscal 2004	Fiscal 2003	Fiscal 2002
Net sales and other revenues	$15.8	$15.3	$14.7

We record revenues primarily from the sale of products in our retail stores. Net sales and other revenues increased 3.31% in fiscal 2004 in comparison with fiscal 2003. The 2004 sales increase was impacted by the 43 Harveys stores acquired during the fourth quarter of 2003 and the 19 Victory stores acquired during the fourth quarter of 2004 offset by the additional week of sales in fiscal 2003 – 53 weeks as compared to 52 weeks for fiscal 2004. During fiscal 2004, we had a net increase of eight store openings, and we remodeled 79 stores. Comparable store sales increased 1.5% during fiscal 2004 over the comparable period in 2003. Sales for fiscal 2004 strengthened in comparison with fiscal 2003 due to successful sales initiatives and focused store remodeling in our Food Lion and Kash n’ Karry banners and the continued strength of our Hannaford banner.

We continue to see significant competitive activity as a greater number of retailers battle for the consumers’ dollars. During fiscal 2004, we experienced 85 net competitive openings in our operating area - increasing the amount of grocery square footage available to consumers. In addition, many competitors continued to invest heavily in promotional spending in the form of aggressive advertised pricing, buy one and get one or two free offers, double and triple couponing and other aggressive pricing strategies.

At the end of fiscal 2004, we operated 1,523 stores. Our retail store square footage totaled 56.1 million square feet at January 1, 2005, resulting in a 1.1% increase over fiscal 2003. Detail of store activity for fiscal 2004 is shown below:

	Food Lion	Hannaford	Kash n’Karry	Harveys	Total
Stores at beginning of year	1,213	122	137	43	1,515

Stores opened	31	1	1	1	34
Stores acquired	—	19	—	—	19
Stores closed	(5)	—	(34)	(1)	(40)
Stores relocated	(4)	—	—	(1)	(5)
Stores converted	(13)	—	—	13	—

Stores at end of year	1,222	142	104 **	55	1,523
Net change for year	9	20	(33)	12	8
Stores remodeled	72 *	2	5	—	79

*	Note includes 65 stores remodeled though the Charlotte, North Carolina market renewal in fiscal 2004.
**	Note includes six Sweetbay Supermarkets.

We continue to deliver low prices through our MVP customer loyalty card program at Food Lion. This program provides customers with additional discounts on a selection of featured items. At the end of fiscal 2004, the MVP customer loyalty card program accounted for approximately 78% of sales dollars and 65% of all transactions at Food Lion stores. More than 8.9 million households used a MVP card within the last quarter of 2004. We have used information from transactions that are processed using the loyalty cards to confidentially offer meaningful targeted promotion and direct mail programs exclusively to MVP card customers.

Net sales and other revenues increased 4.62% in fiscal 2003 in comparison with fiscal 2002. During fiscal 2003, we had a net increase of 30 new store openings and we remodeled 94 stores. Comparable store sales increased 0.6% during fiscal 2003 over the comparable period in 2002. Sales in fiscal 2003 were positively impacted by a continued focus on operational excellence at Food Lion and the continued strength of Hannaford’s Festival Strategy. The sales momentum during the 53 weeks of 2003 was achieved despite the impact of soft economic conditions and continued competitive activity in the our major operating areas.

At the end of fiscal 2003, we operated 1,515 stores. Our retail store square footage totaled 55.5 million square feet at January 3, 2004, resulting in a 1.6% increase over fiscal 2002. Detail of store activity for fiscal 2003 is shown below:

	Food Lion	Hannaford		Kash n’Karry	Harveys	Total
Stores at beginning of year	1,228	119		138	—	1,485

Stores opened	31	4		1	—	36
Stores acquired	—	—		—	43	43
Stores closed	(44)	—		(2)	—	(46)
Stores relocated	(2)	(1)		—	—	(3)

Stores at end of year	1,213	122	**	137	43	1,515
Net change for year	(15)	3		(1)	43	30
Stores remodeled	79 *	8		7	—	94

*	Note includes 68 stores remodeled though the Raleigh, North Carolina market renewal in fiscal 2003.
**	Note the remaining 11 Shop n’ Save stores at the end of fiscal 2002 were converted to the Hannaford banner as of September 2003.

In fiscal 2005, we plan to open approximately 50 new stores, relocate 11 stores and close approximately 17 stores, which would result in 22 net store openings in fiscal 2005. In addition, corporate growth plans for fiscal 2005 include remodeling or expanding approximately 181 existing stores. Also, we plan to convert 12 Food Lion stores to Harveys stores. We believe this growth plan will position us to maintain market leadership in a majority of our primary operating markets. In addition, our on-going review and evaluation of our store base may lead to decisions to close stores to take advantage of relocation opportunities or eliminate operating losses in underperforming stores in an effort to maximize company performance. Most importantly, our growth strategy will remain flexible and responsive to the current, future and changing needs of our retail customers.

Gross Profit

(Percent of net sales and other revenues)	Fiscal 2004	Fiscal 2003	Fiscal 2002
Gross profit	25.81%	24.75%	25.91%

The gross profit increase for fiscal 2004 as a percentage of sales compared with fiscal 2003 is primarily due to lower inventory shrink at Food Lion and continued focus on optimizing margin to drive sustainable, profitable sales at all of our operating companies. We have now successfully completed the transition of all of our Food Lion and Kash n’ Karry stores to a new inventory and margin management system, which was first developed at Hannaford and modified to address the specific needs of Food Lion and Kash n’ Karry. This system has enabled us to improve our current margin analysis, shrink control and inventory management through full visibility to item-level detail data.

Gross margin comparisons for fiscal 2004 with fiscal 2003 are positively impacted by our store inventory accounting change last year from the retail method to the average item cost method. The effect of the change on the December 28, 2002 inventory valuation resulted in a decrease in inventory of $87.3 million at the beginning of fiscal 2003 with a corresponding increase to cost of goods sold (0.57% of sales).

Also, gross profit comparisons for fiscal 2004 and fiscal 2003 were negatively affected by the impact of hurricanes for both fiscal years 2004 and 2003, which resulted in product losses and other costs of $5.7 million (0.04% of sales) this year for hurricanes experienced compared to $14.7 million (0.10% of sales) last year for Hurricane Isabel. Product losses were lower this year due to our advanced preparation efforts.

Gross margin comparisons for fiscal 2003 to fiscal 2002 were negatively impacted by our store inventory accounting change from the retail method to the average item cost method. The effect of the change on the December 28, 2002 inventory valuation resulted in a decrease in inventory of $87.3 million at the beginning of fiscal 2003 with a corresponding increase to cost of goods sold. In comparison with fiscal 2002 and excluding the initial $87.3 million charge, the impact of changing from the retail method to the average item cost method resulted in an $8.5 million increase in cost of sales in fiscal 2003.

During the second quarter of 2003, we began planned price investments at our Food Lion banner that positively impacted sales performance and trends throughout the remainder of fiscal 2003. These planned margin investments include a combination of promotional activity and every day shelf pricing adjustments that were funded by operating cost reductions that materialized in fiscal 2003.

In fiscal 2002, Food Lion transitioned to an Every Day Low Cost (“EDLC”) program in order to more efficiently and effectively manage its business. EDLC is not a promotional strategy but is a program that impacts the everyday cost of each item. This program factors vendor promotional dollars into the everyday cost of goods through a discount provided by the vendors off the list price on the invoice, which is reflected as a reduction of inventory balances and ultimately lowers cost of goods sold when the inventory is sold. EDLC supports more effective promotional plans, which in turn, allows us to deliver the best value to our customers.

Selling and Administrative Expenses

(Percent of net sales and other revenues)	Fiscal 2004	Fiscal 2003	Fiscal 2002
Selling and administrative expenses	20.45%	20.07%	20.67%
Selling and administrative expenses excluding depreciation and amortization	17.49	17.11	17.60

Selling and administrative expenses as a percent of sales for fiscal 2004 increased in comparison with fiscal 2003 primarily due to increased medical costs, and expenses for the Harveys and Victory acquisitions during the last quarter of 2003 and 2004, respectively. Selling and administrative expenses for fiscal 2004 includes $5.7 million in preparation and other costs incurred for the hurricanes experienced during the year offset by a $4.0 million insurance reimbursement related to Hurricane Isabel in fiscal 2003. Selling and administrative expenses for fiscal 2003 included $2.2 million in preparation and other costs for Hurricane Isabel.

Selling and administrative expenses as a percent of sales in fiscal 2003 decreased compared to fiscal 2002 primarily due to decreases in store labor costs as a result of productivity and operational improvements, lower retirement plan expense as a result of changes in plan provisions for Food Lion and Kash n’ Karry and the impact of Food Lion’s cost reduction and corporate support streamlining efforts during fiscal 2003. An additional decrease in selling and administrative expenses in fiscal 2003 as compared to fiscal 2002 was due to a decrease in the asset impairment provision.

The above decreases in selling and administrative expenses in fiscal 2003 were offset by an impairment of $8.0 million on our investment in the Worldwide Retail Exchange, LLC, (“WWRE”), recorded in the fourth quarter of 2003. As a founding member of

WWRE, we have an ownership share of 5.64301% and recorded our investment of $9.5 million under the cost method. We continue to participate and support the development of WWRE’s business plan initiatives, and we expect to benefit from the use of WWRE’s service offering; however, we do not expect the return to shareholders of WWRE to recover the carrying value of our investment. Therefore, we compared the carrying value of our investment to a recoverable value developed through a discounted cash flow analysis based on WWRE’s business model and recorded the impairment of $8.0 million in fiscal 2003.

Depreciation and Amortization Expense

(Dollars in millions)	Fiscal 2004	Fiscal 2003	Fiscal 2002
Depreciation and amortization expense	$468.6	$453.1	$449.6
Percent of net sales and other revenues	2.96%	2.96%	3.07%

Depreciation and amortization expense for fiscal 2004 increased when compared to fiscal 2003 primarily due to the lease accounting adjustments (see discussion below in “Lease Accounting Adjustments”), increased capital expenditures in fiscal 2004, primarily due to software purchases and upgrades for the transition of its Food Lion and Kash n’ Karry banners to a new inventory system, and equipment purchases for new stores and renovations since fiscal 2003. Additional increase in depreciation and amortization for fiscal 2004 is due to the acquisition of the 43 Harveys stores acquired during the last quarter of 2003.

The decrease in depreciation and amortization as a percent of sales for fiscal 2003 compared to fiscal 2002 is due to lower capital expenditures in fiscal 2003, partially as a result of construction delays related to prolonged rain and related weather conditions along the east coast of the United States during the spring of 2003, and as a result of our management of capital spending to support the generation of free cash flow and debt reduction.

Interest Expense

(Dollars in millions)	Fiscal 2004	Fiscal 2003	Fiscal 2002
Interest Expense	$322.9	$318.4	$326.6
Percent of net sales and other revenues	2.04%	2.09%	2.23%

Interest expense increased in fiscal 2004 over fiscal 2003 primarily due to the lease accounting adjustments (see discussion below in “Lease Accounting Adjustments”), additional store capital leases and a decrease in the benefit from our interest rate swap agreements offset by increased investment income due to higher cash balances and the repurchase and redemption of $52.355 million of debt in fiscal 2004.

Interest expense decreased in fiscal 2003 over fiscal 2002 primarily due to the interest reduction from the interest rate swap agreements and the repurchase of $68.975 million in debentures and other borrowings in fiscal 2002.

LIFO

Our inventories are stated at the lower of cost or market and we value approximately 79% of our inventory using the last-in, first-out, or LIFO method.

Our LIFO reserve increased $6.6 million in fiscal 2004, increased $1.8 million in fiscal 2003, and decreased $32.8 million in fiscal 2002. The increase in fiscal 2004 is due to slight inflation in all of our key merchandise categories. The increase in fiscal 2003 is due primarily to inflation in our prescription drug category. Our LIFO reserve decreased $32.8 million in fiscal 2002 primarily as a result of the new Every Day Low Cost (“EDLC”) program discussed below.

In fiscal 2002, Food Lion transitioned to an EDLC program in order to more efficiently and effectively manage its business. EDLC is not a promotional strategy, but is a program that impacts the everyday cost of each item. This program factors vendor promotional dollars into the everyday cost of goods through a discount provided by the vendors off the list price on the invoice, which is reflected as a reduction of inventory balances and ultimately lowers cost of goods sold when the inventory is sold. EDLC supports more effective promotional plans, which in turn, allows us to deliver the best value to our customers. This new EDLC program and its impact on cost is the primary cause of the $32.8 million decrease in our LIFO reserve during fiscal 2002.

Discontinued Operations

We closed 39 underperforming stores during fiscal 2004, as well as, 44 underperforming stores in fiscal 2003. In accordance with the provisions of SFAS No. 144, a portion of the costs associated with the closure of these stores, as well as related operating activity prior to closing of these stores, was recorded in “Loss from discontinued operations, net of tax” in our Consolidated Statement of Income (Loss).

Income Taxes

(Dollars in millions)	Fiscal 2004	Fiscal 2003	Fiscal 2002
Provision for income taxes	$212.4	$166.3	$172.2
Effective tax rate	40.7%	41.7%	38.6%

The effective tax rate decreased in fiscal 2004 from fiscal 2003 primarily due to approximately $3.4 million (net of tax) in interest income related to an Internal Revenue Service (“IRS”) refund. This amount was partially offset by increases in reserves related to ongoing audit activity.

The IRS completed its audit for tax years 1999 though 2001, which resulted in a refund of approximately $30 million (plus approximately $5.6 million in interest) associated with the timing of certain tax deductions. Except for the interest recorded in the tax provision, the refund resulted in no impact to our Consolidated Statement of Income (Loss) for the year ended January 1, 2005.

We continue to experience both federal and state audits, which we consider to be part of our ongoing business activity. In particular, we have experienced an increase in audit and assessment activity during both fiscal years 2003 and 2004. While the ultimate outcome of these federal and state audits is not certain, we have considered the merits of our filing positions in our overall evaluation of potential tax liabilities and believe we have adequate liabilities recorded in our consolidated financial statements for exposures on these matters. Based on our evaluation of the potential tax liabilities and the merits of our filing positions, we also believe it is unlikely that potential tax exposures over and above the amounts currently recorded as liabilities in our consolidated financial statements will be material to our financial condition or future results of operation.

Liquidity and Capital Resources

(Dollars in millions)	Fiscal 2004	Fiscal 2003	Fiscal 2002
Cash provided by operating activities	$907.8	$739.1	$848.4

We have funded our operations and acquisitions from cash generated from our operations and borrowings.

At the end of fiscal 2004, we had cash and cash equivalents of $499.9 million. We have historically generated positive cash flow from operations. The increase in cash provided by operating activities for fiscal 2004 in comparison with fiscal 2003 was primarily due to lower tax payments, $108.6 million for fiscal 2004 compared with $213.0 million for fiscal 2003. This decrease was primarily due to federal and state refunds received in 2004 (see Income Taxes discussion above), overpayments on the 2003 federal and state tax returns which were credited to the 2004 tax returns, and the fact that payments were made in 2003 for the 2002 tax year. Also contributing to the increase in cash from operations were reductions in inventory due to the closing of the 39 underperforming stores this year.

The decrease in cash provided by operating activities in fiscal 2003 in comparison with fiscal 2002 was primarily due to an increase in income taxes paid - $213.0 million compared to $98.9 million for fiscal years 2003 and 2002, respectively. Higher tax payments in fiscal 2003 related primarily to a lower level of tax deductions in fiscal 2003 compared to fiscal 2002 (which included a detailed asset review project for tax purposes), state audit payments related to prior years, and a federal tax payment made upon filing our 2002 tax return in fiscal 2003. Additionally, some of the payments, which occurred in fiscal 2003, resulted in overpayments on the 2003 tax returns, which were credited to fiscal 2004.

Also impacting cash flow from operating activities was a decrease in accounts payable and accrued expenses. These decreases were offset by an increase in income before the cumulative effect of changes in accounting principle and change in accounting method and a decrease in inventory (excluding the impact of the accounting change – Note 19) due primarily to the closing of 44 underperforming stores in fiscal 2003. The increase in cash provided by operating activities in fiscal 2002 was due to income of $251.7 million before cumulative effect of change in accounting principle, increases in accounts payable of $67.9 million, decreases in receivables of $60.4 million offset by increases in inventory of $101.4 million. Additional increase in cash flow from operating activities in fiscal 2002 was due to the one-time reinsurance payment made in fiscal 2001.

(Dollars in millions)	Fiscal 2004	Fiscal 2003	Fiscal 2002
Cash flows used in investing activities	$593.8	$406.5	$472.1

The increase in investing activities in fiscal 2004 compared with fiscal 2003 was primarily due to our acquisition of 19 Victory stores during the last quarter of 2004 and an increase in capital expenditures. The decrease in investing activities from fiscal 2002 to fiscal 2003 was primarily due to the decrease in capital expenditures. The decrease in capital expenditures is attributable to fewer store openings in 2003 partially as a result of construction delays related to prolonged rain and related weather conditions along the east coast of the United States during the spring of 2003, and as a result of our management of capital spending to support the generation of free cash flow and debt reduction.

Capital expenditures were $413.7 million in fiscal 2004 compared to $379.5 million in fiscal 2003 and $485.0 million in fiscal 2002. During fiscal 2004, we opened 34 new stores and renovated 79 existing stores. During fiscal 2003, we opened 36 new stores and renovated 94 existing stores. During fiscal 2002, we opened 41 new stores and renovated 127 existing stores.

Total store square footage increased 1.1% from 55.5 million at the end of fiscal 2003 to 56.1 million at the end of fiscal 2004, primarily due to the opening of 34 new stores, the acquisition of 19 Victory stores, offset by the 40 stores closed in fiscal 2004. Total store square footage increased 1.6% from 54.7 million at the end of fiscal 2002 to 55.5 million at the end of fiscal 2003, primarily due to the opening of 36 new stores, the acquisition of 43 Harveys stores, offset by the 46 stores closed in fiscal 2003. Total store square footage increased 2.5% from 53.3 million square feet at the end of fiscal 2001 to 54.7 million at the end of fiscal 2002, primarily due to the opening of 41 new stores. Our total operating distribution space was 10.3 million square feet at the end of fiscal 2004, 10.2 million square feet at the end of fiscal 2003 and 9.5 million square feet at the end of fiscal 2002.

In fiscal 2005, we plan to incur approximately $550 million of capital expenditures. We plan to finance capital expenditures during fiscal 2005 through funds generated from operations and existing bank facilities and through use of leases when necessary.

(Dollars in millions)	Fiscal 2004	Fiscal 2003	Fiscal 2002
Cash flows used in financing activities	$127.7	$150.7	$381.8

Cash used in financing activities decreased from fiscal 2003 to fiscal 2004 due to the commitment of escrow funds for the senior notes at Hannaford during the third quarter of 2003, offset by increased principal payments on long–term debt in fiscal 2004 and increased purchases of parent common stock. The decrease in cash used in financing activities from fiscal 2002 to fiscal 2003 was primarily the result of short-term borrowings repaid in fiscal 2002 and a dividend payment in fiscal 2002 of $86.0 million, offset partially by the commitment of escrow funds for the senior notes at Hannaford during the third quarter of 2003 (see discussion below in Debt).

Lease Accounting Adjustments

In 2004 and early 2005, we conducted a review of our historical lease accounting, including consideration of a letter from the Chief Accountant of the Securities Exchange Commission (“SEC”) to the American Institute of Certified Public Accountants, dated February 7, 2005, which provided clarification of the SEC staff’s interpretation on certain lease accounting issues.

As a result of this review, we recorded an adjustment in the fourth quarter of 2004 representing a non-cash charge to earnings of $8.5 million after tax, and an increase in assets and liabilities of $34.7 million and $43.2 million, respectively, at January 1, 2005. The adjustment reflects a change in the depreciable lives for buildings to conform to the associated ground lease term, the recognition of straight-line rent expense over the ground lease term, and the recording of certain lease assets and obligations where lessee involvement during asset construction and where sale-leaseback transactions with renewal options precluded operating lease accounting. We believe that the impact of the adjustment is immaterial to both the current year and to any individual prior year. The adjustment does not affect sales, historical or future cash flows, or the timing or amounts of lease payments and has no impact on our compliance with our debt covenants. Furthermore, the impact of the adjustment is not expected to have a material impact on our future earnings.

Debt

We maintain a revolving credit facility with a syndicate of commercial banks providing $350.0 million in committed lines of credit. The credit facility is secured by certain inventory of our Company’s retail operating subsidiaries. The $350.0 million facility expires in July 2005 and contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, and an asset coverage ratio. We must be in compliance with these covenants in order to have access to the credit facility. As of January 1, 2005, we were in compliance with all covenants contained in the credit facility. A deteriorating economic or operating environment can subject us to a risk of non-compliance with the covenants. We had no outstanding borrowings under this facility as of January 1, 2005 and January 3, 2004, and had no borrowings during fiscal years 2004 and 2003. This facility is utilized to provide short-term capital to meet liquidity needs as necessary.

We are currently negotiating a new syndicated credit facility, in advance of the July 2005 maturity of the existing facility.

At January 1, 2005, we had long–term debt as follows:

(Dollars in thousands)

Notes, 7.375%, due 2006	$568,028	(a)
Notes, 7.55%, due 2007	144,766	(a)
Notes, 8.125%, due 2011	1,099,259	(a)
Notes, 8.05%, due 2027	121,650	(a)
Debentures, 9.00%, due 2031	855,000
Medium-term notes, 8.67% to 8.73%, due 2006	5,059	(a)
Other notes, 6.31% to 14.15%, due 2005 to 2016	64,124	(a)
Mortgage payables, 7.55% to 8.65%, due 2005 to 2016	9,632	(a)
Financing lease, 7.25%, due 2005 to 2018	11,005

	$2,878,523
Less current portion	12,295

	$2,866,228

(a)	Net of associated discount and premium

During the fourth quarter of 2004, we repurchased $36.536 million of our $600 million 7.375% notes, $5.0 million of our $150 million 7.55% notes, $7.867 million of other notes and $2.952 million of our mortgage payables resulting in a $4.7 million loss from the early extinguishment of debt offset by a gain from the interest rate swap, net premium written off and related unamortized debt issuance costs. Net other loss from extinguishment of debt included $0.2 million loss for the related hedge loss written off. These costs are classified in our Consolidated Statement of Income (Loss) for fiscal 2004 below “Interest expense”.

In October 2003, our Hannaford banner invoked the defeasance provisions of its outstanding 7.41% Senior Notes due February 15, 2009, 8.54% Senior Notes due November 15, 2004, 6.50% Senior Notes due May 15, 2008, 6.58% Senior Notes due February 15, 2011, 7.06% Senior Notes due May 15, 2016 and 6.31% Senior Notes due May 15, 2008 (collectively, the “Notes”) and placed sufficient funds in an escrow account to satisfy the remaining principal and interest payments due on the Notes. As a result of this defeasance, Hannaford is no longer subject to the negative covenants contained in the agreements governing these notes. As of January 1, 2005 and January 3, 2004, $65.2 million and $73.8 million in aggregate principal amount of these notes was outstanding. Cash committed to fund the escrow and not available for general corporate purposes, is considered restricted. As of January 1, 2005 restricted funds of $13.1 million and $59.8 million are recorded in Current Other Assets and Non-current Other Assets. As of January 3, 2004 restricted funds of $9.9 million and $74.4 million are recorded in Current Other Assets and Non-current Other Assets.

During the last half of 2002, we repurchased $45 million of our $900 million 9.00% debentures and $23.975 million of our 8.05% notes resulting in a $8.1 million gain from the early extinguishment of debt offset by expenses of $1.7 million for the related unamortized debt issuance costs and discount written off. Net other loss from extinguishment of debt included $1.5 million loss for the related hedge loss written off. We elected early adoption of SFAS No.145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB statement No. 13, and Technical Corrections”, and applied the provisions to our early extinguishment of debt activity during fiscal 2002 (see Note 7 of the Company’s Consolidated Financial Statements for further discussion).

We enter into significant leasing obligations related to our store properties. Capital lease obligations outstanding at the end of fiscal 2004 were $762.8 million compared with $721.5 million at the end of fiscal 2003. Lease agreements provide for initial terms of 20 and 25 years, with renewal options ranging from five to 20 years. We also had significant operating lease commitments at the end of fiscal 2004. Total annual minimum operating lease commitments are approximately $229.9 million in fiscal 2005, including approximately $191.4 million related to open store properties and $38.5 million related to closed store properties, decreasing gradually to approximately $184.4 million in fiscal 2009, including approximately $154.0 million related to open store properties and $30.4 million related to closed store properties.

As set forth in the table below, we also have periodic short-term borrowings under informal credit arrangements that are available to us at the lenders’ discretion.

(Dollars in millions)	Fiscal 2004	Fiscal 2003
Outstanding borrowings at year end	$0.0	$0.0
Average borrowings	0.0	0.3
Maximum amount outstanding	0.0	37.0
Daily weighted average interest rate	0.0	2.81%

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

We maintain interest rate swaps against certain debt obligations, effectively converting a portion of the debt from fixed to variable rates. The notional principal amounts of interest rate swap arrangements as of January 1, 2005 were $300 million maturing in 2006 and $100 million maturing in 2011. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The $100 million notional swaps maturing in 2011 meet the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133, “Derivative Instruments and Hedging Activities”. During the fourth quarter of 2004, in association with the retirement of $36.536 million of our $600 million 7.375% notes, we de-designated the $300 million notional interest rate swaps as a fair value hedge of 50% of the $600 million 2006 notes, and re-designated them as fair value hedge of 53.242% of the remaining $563.464 million 2006 Notes. These swaps meet the criteria of being highly effective swaps, as prescribed by SFAS No. 133, and currently carry no ineffectiveness. We have recorded a derivative asset in connection with these agreements in the amount of $8.3 million and $16.9 million at January 1, 2005 and January 3, 2004, respectively, which is included in our Consolidated Balance Sheet in Non-current Other Assets.

In fiscal 2001, we settled certain interest rate hedge agreements in connection with the completion of an offering of notes, resulting in an unrealized loss of approximately $214 million. As a result of the adoption of Statement of Accounting Standards No. 133 at the beginning of fiscal 2001, the unrealized loss was recorded in “Accumulated other comprehensive income (loss), net of tax,” and is being amortized to “Interest expense” over the term of the associated notes. The unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss net of taxes at January 1, 2005 and January 3, 2004 was $38.9 million and $44.3 million, respectively.

The table set forth below provides the expected principal payments and related interest rates of our long-term debt by fiscal year of maturity as of January 1, 2005.

(Dollars in millions)	2005	2006	2007	2008	2009	Thereafter	Fair Value
Notes, due 2006		$563.5 (a)					$590.2
Average interest rate		7.38%

Notes, due 2011						$1,100.0 (b)	$1,282.4
Average interest rate						8.13%

Debentures, due 2031						$855.0	$1,091.8
Average interest rate						9.00%

Medium-term notes		$5.0					$5.4
Average interest rate		8.71%

Notes, due 2007			$145.0				$156.4
Average interest rate			7.55%

Notes, due 2027						$126.0	$145.0
Average interest rate						8.05%

Mortgage payables	$1.3	$1.4	$1.6	$1.0	$1.1	$3.6	$10.9
Average interest rate	8.09%	8.10%	8.10%	7.76%	7.75%	8.08%

Other notes	$12.1	$12.1	$12.2	$12.2	$5.8	$13.1 (c)	$71.1
Average interest rate	6.93%	6.95%	6.98%	6.98%	7.34%	7.31%

Financing lease	$0.6	$0.5	$0.6	$0.7	$0.7	$7.9	$11.0
Average interest rate	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%

(a)	$300.0 million notional amount was swapped for a variable interest rate based on a six-month or three-month U.S. dollar LIBOR reset on a semiannual or a quarterly basis. The carrying value of these notes was increased by $4.9 million at January 1, 2005, to reflect the fair value of the interest rate swap.
(b)	$100.0 million notional amount was swapped for a variable interest rate based on a six-month or three-month U.S. dollar LIBOR reset on a semiannual or a quarterly basis. The carrying value of these notes was increased by $1.6 million at January 1, 2005, to reflect the fair value of the interest rate swap.
(c)	See Note 7 of the Company’s Consolidated Financial Statements for Hannaford defeasance discussion.

We do not trade in foreign markets or in commodities, nor do we have significant concentrations of credit risk. Accordingly, we do not believe that foreign exchange risk, commodity risk or credit risk pose a significant threat to our company.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of January 1, 2005:

(Dollars in millions)	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$2,878.5	$12.3	$586.0	$158.2	$13.0	$6.8	$2,102.2
Interest on fixed rate debt	2,969.2	235.3	213.8	186.1	179.6	178.8	1,975.6
Capital lease obligations	1,568.3	132.4	131.0	129.7	128.7	125.5	921.0
Self insurance liabilities	137.9	43.3	29.2	19.9	13.1	8.7	23.7
Operating leases (open and closed stores)	2,372.1	229.9	224.7	214.5	200.9	184.4	1,317.7
Purchase obligations (1)	250.3	153.6	51.2	27.2	13.7	3.1	1.5

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable, and legally binding on our company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable within 30 days without penalty and /or contain contingent payment obligations.

Self-Insurance

We are self-insured for workers’ compensation, general liability, vehicle accident and druggist claims. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum retention, including defense costs per occurrence, ranges from (i) $0.5 million to $1.0 million per accident for workers’ compensation, (ii) $5.0 million per accident for automobile liability and (iii) $3.0 million per accident for general liability, with an additional $5.0 million retention in excess of the primary $3.0 million general liability retention for druggist liability. We are insured for costs related to covered claims, including defense costs, in excess of these retentions. It is possible that the final resolution of some of these claims may require us to make significant expenditures in excess of our existing reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated.

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

Our property insurance includes self-insured retentions per occurrence to (i) $5.0 million for named storms, (ii) $5.0 million for Zone A flood losses, (iii) $5.0 million for earthquakes and (iv) $2.5 million for all other losses. We incurred property loss of $11.4 million for hurricanes experienced during fiscal 2004 compared with property loss of $16.9 million related to Hurricane Isabel in fiscal 2003. Also in fiscal 2004, we received insurance reimbursement of $4.0 million related to Hurricane Isabel.

Impact of Inflation

During fiscal 2004, the supermarket industry and all four of our operating companies experienced product cost increases after several years of flat to minimal inflation, and even deflation in some categories. Although significant cost increases experienced earlier in the year (dairy and meat categories) have subsided we have experienced some offsetting cost increases in other categories. As a result, while we did experience declining cost inflation throughout the year, the impact of cost inflation for the full year was more significant than in previous years. Our reaction to cost inflation varied across geographical operating territories, based on unique competitive environments and specific market conditions.

During fiscal 2003 some inflation was noted at all of our operating companies. This was composed most significantly of meat inflation, as beef costs continue to rise in the United States. Through fiscal 2003, our reaction to the increase in beef costs has varied across geographical operating territories, based on unique competitive environments. In the Northeast, Hannaford has offset the increase in beef costs through retail price increases consistently throughout the year. In the southeast, Food Lion avoided significant retail price increases until late in September, absorbing the increased beef costs in lower meat gross margin. Since September, Food Lion has modified its retail price but still not reflected full cost increases in order to retain low price leadership. Also, during fiscal 2003, we experienced slight inflation primarily due to our pharmacy operations.

During fiscal 2002, we experienced actual deflation in our cost of merchandise as a result of transitioning to an Every Day Low Cost (“EDLC”) program at Food Lion. EDLC is not a promotional strategy, but is a program that impacts the everyday cost of each item. This program factors vendor promotional dollars into the everyday cost of goods through a discount provided by the vendors off the list price on the invoice, which is reflected as a reduction of inventory balances and ultimately lowers cost of goods sold when the inventory is sold. EDLC supports more effective promotional plans, which in turn, allows our Company to deliver the best value to our customers. This new EDLC program and its impact on cost is the primary cause of the $32.8 million decrease in our LIFO reserve during fiscal 2002.

Recently Issued Accounting Standards

In December 2004, the Financial Standards Board (“FASB”) issued a revision of FASB Statement No. 123 (“FAS 123R”), “Accounting for Stock-Based Compensation”. The guidance represents the requirement that the compensation costs related to share-based payment transactions be recognized in the financial statements. Compensation cost should be measured based on the fair value of the equity (or liability) instruments issued. The FAS covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee purchase plans. Previous guidance established a fair-value-based method of accounting, as preferable, but permitted entities the alternative of continuing to disclose in the footnotes what net income would have been had the preferable method been used. FAS 123R will be effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. We are early adopting this standard in the first quarter of fiscal 2005, using the modified prospective method.

In December 2004, FASB issued Financial Accounting Standards (“FAS”) No. 153, “Exchanges of Nonmonetary Assets, An Amendment of Accounting Principles Board (“APB”) Opinion No. 29, ‘Accounting for Nonmonetary Transactions’”. APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance included a narrow exception to the fair value principle, which required the accounting for the exchange of a productive asset with a similar productive asset to be recorded using the carryover basis of the asset relinquished. This FAS eliminates the narrow exception and replaces it with a broader exception (to use carryover basis of accounting) for exchanges of nonmonetary assets that lack “commercial substance”. A nonmonetary exchange lacks commercial substance if the future cash flows of the entity are not expected to change significantly as a result of the exchange. FAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The adoption of this standard does not have an impact on our financial statements.

In November 2004, FASB issued FAS No. 151, “Inventory Costs – An Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, ‘Inventory Pricing’”. This standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be treated as current-period charges. In addition, the FAS required that the allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. FAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during years beginning after November 24, 2004. The adoption of this standard does not have an impact on our financial statements.

In November 2004, FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FAS No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets’, in Determining Whether to Report Discontinued Operations”. When qualifying for discontinued operation treatment, the cash flows of the disposed component should be eliminated from the operations of the ongoing entity. The ongoing entity should not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. The following conclusions were reached:

a.	the assessment period may extend beyond one year after the component is disposed (in situations in which events or circumstances beyond the entity’s control, extend the period required to eliminate the direct cash flows or eliminate the significant continuing involvement), and

b.	the evaluation of whether discontinued operations treatment is appropriate (or classified as held for sale) should include significant events or circumstances that occur after the balance sheet date but before the issuance of financial statements.

EITF Issue No. 03-13 should be applied to a component of an enterprise that is disposed of (or classified as held for sale) in fiscal years beginning after December 15, 2004. Operating results related to a component that is disposed of (or classified as held for sale) within an enterprise’s fiscal year that includes November 30, 2004, may be classified to reflect the consensus but is not required. The adoption of this standard does not have an impact on our financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which is an interpretation of Accounting Research Bulletin (ARB) No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. The objective of this Interpretation is not to restrict the use of variable interest entities but to improve financial reporting by enterprises involved with variable interest entities. The FASB believes that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. FIN 46 applies to all newly created variable interest entities. In addition, FIN 46 amended in December 2003 (FIN 46R) will be effective by public entities for periods ending after March 15, 2004. This standard does not have an impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information set forth beneath the heading “Market Risk” under Item 7 hereof is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

Delhaize America, Inc.

Consolidated Statements of Income (Loss)

(Dollars in thousands)	Year Ended January 1, 2005	Year Ended January 3, 2004	Year Ended December 28, 2002
Net sales and other revenues	$15,839,882	$15,331,848	$14,655,475
Cost of goods sold	11,751,473	11,537,712	10,858,383
Selling and administrative expenses	3,238,587	3,076,985	3,029,861

Operating income	849,822	717,151	767,231
Interest expense	322,927	318,415	326,561
Net loss (gain) from extinguishment of debt	4,269	—	(6,361)
Net other loss from extinguishment of debt	231	—	1,550

Income from continuing operations before income taxes	522,395	398,736	445,481
Provision for income taxes	212,380	166,330	172,163

Income before loss from discontinued operations	310,015	232,406	273,318
Loss from discontinued operations, net of tax	55,902	38,658	21,643

Income before cumulative effect of changes in accounting principle	254,113	193,748	251,675
Cumulative effect of changes in accounting principle, net of tax	—	10,946	284,097

Net income (loss)	$254,113	$182,802	$(32,422)

See notes to the consolidated financial statements.

Delhaize America, Inc.

Consolidated Balance Sheets

(Dollars in thousands)	January 1, 2005	January 3, 2004
Assets
Current assets:
Cash and cash equivalents	$499,865	$313,629
Receivables, net	120,988	111,738
Receivable from affiliate	17,436	14,708
Inventories	1,144,904	1,203,487
Prepaid expenses	49,924	40,586
Deferred tax assets	—	26,491
Other assets	13,472	9,936

Total current assets	1,846,589	1,720,575

Property and equipment, net	2,986,803	2,980,455
Goodwill, net	3,049,622	2,895,541
Other intangibles, net	733,194	775,830
Reinsurance recoverable from affiliate (Note 1)	136,845	129,869
Other assets	175,219	168,113

Total assets	$8,928,272	$8,670,383

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$735,305	$747,961
Dividend payable	25,029	—
Payable to affiliate	925	2,118
Accrued expenses	295,137	292,250
Capital lease obligations – current	40,639	35,686
Long-term debt – current	12,295	13,036
Other liabilities – current	40,596	26,627
Deferred income taxes	3,349	—
Income taxes payable	51,459	27,262

Total current liabilities	1,204,734	1,144,940

Long-term debt	2,866,228	2,937,485
Capital lease obligations	722,113	685,852
Deferred income taxes	250,323	249,969
Other liabilities	315,824	306,423

Total liabilities	5,359,222	5,324,669

Commitments and contingencies (Note 17)

Shareholders’ equity:
Class A non-voting common stock, authorized 1,280,160,900,000 shares; 91,270,348,000 shares issued and outstanding at January 1, 2005 and at January 3, 2004	163,076	163,076
Class B voting common stock, authorized 1,500,000,000 shares; 75,469,000 shares issued and outstanding at January 1, 2005 and at January 3, 2004	37,736	37,736
Accumulated other comprehensive loss, net of tax	(55,234)	(62,901)
Additional paid-in capital, net of unearned compensation	2,491,560	2,474,412
Retained earnings	931,912	733,391

Total shareholders’ equity	3,569,050	3,345,714

Total liabilities and shareholders’ equity	$8,928,272	$8,670,383

See notes to the consolidated financial statements.

Delhaize America, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)	Year Ended January 1, 2005	Year Ended January 3, 2004	Year Ended December 28, 2002
Cash flows from operating activities
Net income(loss)	$254,113	$182,802	$(32,422)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of changes in accounting principle, net of tax	—	10,946	284,097
Change in accounting method (Note 19)	—	87,308	—
Provision for loss on disposal of discontinued operations	72,842	27,844	—
Streamline charges	—	2,346	—
Depreciation and amortization	468,626	453,056	449,559
Depreciation and amortization – discontinued operations	1,041	6,671	14,300
Amortization of debt fees/costs	1,987	1,992	2,005
Amortization of debt premium	1,485	1,141	1,133
Amortization of deferred loss on derivative	8,438	8,446	8,490
Amortization and termination of restricted shares	6,373	5,037	10,276
Transfer from escrow to fund interest, net of accretion	2,860	—	—
Accrued interest on interest rate swap	1,158	601	(3,472)
Loss on disposals of property and capital lease terminations	11,036	208	1,752
Net loss (gain) from extinguishment of debt	4,269	—	(6,361)
Net other loss from extinguishment of debt	231	—	1,550
Asset impairment provisions	10,310	7,911	26,900
Deferred income tax (benefit) provision	60,673	(70,037)	55,146
Deferred income tax benefit-discontinued operations	(30,610)	(24,784)	825
Other	283	704	(100)
Changes in operating assets and liabilities which provided (used) cash (net of effect of acquisitions in 2004 and 2003):
Receivables	(6,851)	30,592	60,383
Net receivable from affiliate	(3,921)	(7,065)	9,124
Income tax receivable	—	6,036	2,393
Inventories	73,438	51,167	(101,396)
Prepaid expenses	(7,447)	(9,651)	(2,370)
Other assets	4,546	15,587	2,186
Accounts payable	(29,672)	(18,869)	67,859
Accrued expenses	(5,575)	(22,753)	15,868
Income taxes payable	41,741	19,953	2,539
Other liabilities	(33,571)	(28,060)	(21,873)

Total adjustments	653,690	556,327	880,813

Net cash provided by operating activities	907,803	739,129	848,391

Cash flows from investing activities
Capital expenditures	(413,697)	(379,460)	(484,973)
Investment in Victory, net of cash acquired	(178,806)	—	—
Investment in Harveys, net of cash acquired	—	(31,730)	—
Proceeds from sale of property	32,496	34,370	17,305
Other investment activity	(33,841)	(29,637)	(4,439)

Net cash used in investing activities	(593,848)	(406,457)	(472,107)

Cash flows from financing activities
Net payments under short-term borrowings	—	—	(140,000)
Financing lease	—	10,400	—
Principal payments on long-term debt	(70,220)	(31,101)	(118,455)
Principal payments under capital lease obligations	(35,672)	(32,513)	(30,237)
Escrow funding for Senior Notes	—	(86,592)	—
Transfer from escrow to fund long-term debt	8,577	2,283	—
Taxes paid on capital contribution	—	(4,692)	—
Termination of interest rate swap	—	(2,653)	—
Dividends paid	—	—	(86,023)
Parent common stock repurchased	(40,114)	(7,817)	(11,720)
Proceeds from stock options exercised	9,710	2,001	4,586

Net cash used in financing activities	(127,719)	(150,684)	(381,849)

Net increase (decrease) in cash and cash equivalents	186,236	181,988	(5,565)
Cash and cash equivalents at beginning of year	313,629	131,641	137,206

Cash and cash equivalents at end of year	$499,865	$313,629	$131,641

See notes to the consolidated financial statements.

Delhaize America, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

(Dollars and shares in thousands except per share amounts)	Class A Common Stock Shares	Amount	Class B Common Stock Shares	Amount
Balances December 29, 2001	91,050,495	$53,149	75,287	$37,645

Investment in WWRE	147	73
Cash dividends declared:
Class A - $.001258 per share
Class B - $.001258 per share
Sale of parent company ADSs
Tax benefit of non-qualified ADSs options exercised
ADSs granted under restricted plan
Amortization of restricted ADSs
Parent common stock (ADSs) repurchased
Parent common stock (ADSs) issued
Parent common stock (ADSs) terminated
Other comprehensive income (loss):
Net income (loss)
Additional minimum pension liability, net of tax
Unrealized loss on securities
Extinguishment of debt – derivative
Amortization of deferred loss on hedge into interest expense
Total comprehensive income (loss)

Balances December 28, 2002	91,050,642	53,222	75,287	37,645

Dividends distributed:
Class A - $.001258 per share	219,706	109,854
Class B - $.001258 per share			182	91
Sale of parent company ADSs
Tax benefit of non-qualified ADSs options exercised
ADSs granted under restricted plan
Amortization of restricted ADSs
Parent common stock (ADSs) repurchased
Parent common stock (ADSs) issued
Parent common stock (ADSs) terminated
Other comprehensive income (loss):
Net income (loss)
Additional minimum pension liability, net of tax
Unrealized loss on securities
Amortization of deferred loss on hedge into interest expense
Total comprehensive income (loss)

Balances January 3, 2004	91,270,348	163,076	75,469	37,736

Cash dividends declared:
Class A - $.000274 per share
Class B - $.000274 per share
Sale of parent company ADSs
Tax benefit of non-qualified ADSs options exercised
ADSs granted under restricted plan
Amortization of restricted ADSs
Parent common stock (ADSs) repurchased
Parent common stock (ADSs) issued
Parent common stock (ADSs) terminated
Other comprehensive income (loss):
Net income (loss)
Additional minimum pension liability, net of tax
Unrealized loss on securities
Extinguishment of debt – derivative
Amortization of deferred loss on hedge into interest expense
Total comprehensive income (loss)

Balances January 1, 2005	91,270,348	$163,076	75,469	$37,736

See notes to the consolidated financial statements.

	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Total
Balances December 29, 2001	$2,466,916	$(64,471)	$(13,971)	$710,501	$3,189,769

Investment in WWRE	2,927				3,000
Cash dividends declared:
Class A - $.001258 per share				(114,542)	(114,542)
Class B - $.001258 per share				(94)	(94)
Sale of parent company ADSs	4,586				4,586
Tax benefit of non-qualified ADSs options exercised	1,508				1,508
ADSs granted under restricted plan	6,055		(6,055)
Amortization of restricted ADSs			7,662		7,662
Parent common stock (ADSs) repurchased	(11,720)				(11,720)
Parent common stock (ADSs) issued	6,875			(6,875)
Parent common stock (ADSs) terminated	(591)		3,205		2,614
Other comprehensive income (loss):
Net income (loss)				(32,422)	(32,422)
Additional minimum pension liability, net of tax		(12,550)			(12,550)
Unrealized loss on securities		(451)			(451)
Extinguishment of debt – derivative		1,078			1,078
Amortization of deferred loss on hedge into interest expense		5,264			5,264
Total comprehensive income (loss)					(39,081)

Balances December 28, 2002	2,476,556	(71,130)	(9,159)	556,568	3,043,702

Dividends distributed:
Class A - $.001258 per share					109,854
Class B - $.001258 per share					91
Sale of parent company ADSs	2,001				2,001
Tax benefit of non-qualified ADSs options exercised	1,815				1,815
ADSs granted under restricted plan	7,226		(7,226)		—
Amortization of restricted ADSs			4,648		4,648
Parent common stock (ADSs) repurchased	(2,819)			(4,998)	(7,817)
Parent common stock (ADSs) issued	981			(981)	—
Parent common stock (ADSs) terminated	(432)		821		389
Other comprehensive income (loss):
Net income (loss)				182,802	182,802
Additional minimum pension liability, net of tax		2,212			2,212
Unrealized loss on securities		781			781
Amortization of deferred loss on hedge into interest expense		5,236			5,236
Total comprehensive income (loss)					191,031

Balances January 3, 2004	2,485,328	(62,901)	(10,916)	733,391	3,345,714

Cash dividends declared:
Class A - $.000274 per share				(25,008)	(25,008)
Class B - $.000274 per share				(21)	(21)
Sale of parent company ADSs	9,710				9,710
Tax benefit of non-qualified ADSs options exercised	10,616				10,616
ADSs granted under restricted plan	8,184		(8,184)		—
Amortization of restricted ADSs			6,073		6,073
Parent common stock (ADSs) repurchased	(12,778)			(27,336)	(40,114)
Parent common stock (ADSs) issued	3,227			(3,227)	—
Parent common stock (ADSs) terminated	(190)		490		300
Other comprehensive income (loss):
Net income (loss)				254,113	254,113
Additional minimum pension liability, net of tax		2,211			2,211
Unrealized loss on securities		77			77
Extinguishment of debt – derivative		147			147
Amortization of deferred loss on hedge into interest expense		5,232			5,232
Total comprehensive income (loss)					261,780

Balances January 1, 2005	$2,504 097	$(55,234)	$(12,537)	$931,912	$3,569,050

See notes to the consolidated financial statements

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Operations

As of January 1, 2005, the Company operated 1,523 retail food supermarkets and 13 distribution centers in 16 states in the eastern United States. The Company’s stores, which are operated primarily under the banners of Food Lion, Hannaford, Kash n’ Karry and Harveys, sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen foods, deli-bakery and non-food items, such as health and beauty care, prescriptions, and other household and personal products.

Principles of Consolidation

The Company is structured as a holding company with several wholly-owned retail operating subsidiaries. Delhaize America, Inc., the holding company, serves as the consolidating entity for all of the Company’s supermarket chains.

The consolidated financial statements include the accounts of Delhaize America, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Operating Segment

The Company engages in one line of business, the operation of general food supermarkets located in the eastern United States. Each of our operating companies represents a separate operating segment as defined by SFAS No. 131; however, the Company has met the aggregation requirements.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to December 31. Fiscal years 2004, 2003 and 2002 ended on January 1, 2005, January 3, 2004, and December 28, 2002, respectively. Fiscal year 2003 included 53 weeks and fiscal years 2004 and 2002 each included 52 weeks. The 2004, 2003 and 2002 disclosed amounts represent the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas of significant estimates include self-insurance reserves, inventory valuation, store closing reserves, liabilities for tax uncertainties and impairment of long-lived assets and goodwill.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Negative cash balances of $52.4 million and $58.4 million at January 1, 2005 and January 3, 2004, respectively, have been reclassified to Accounts Payable on the Company’s Consolidated Balance Sheet.

Accounts Receivable

Accounts receivable, net of uncollectible reserves, principally includes amounts due from suppliers, coupon-handling fees, returned customer checks, pharmacy insurance programs and sublease tenants.

Inventories

Inventories are stated at the lower of cost or market. Inventories valued using the Last-in, First-out (“LIFO”) method comprised approximately 79% and 78% of inventories in fiscal 2004 and fiscal 2003, respectively. Meat, produce and deli inventories are valued on the average cost method rather than the LIFO method. If the Company did not report under the LIFO method, inventories would have been $40.2 million and $33.6 million greater in fiscal 2004 and fiscal 2003, respectively. Application of the LIFO method resulted in an increase in cost of goods sold of $6.6 million and $1.8 million for fiscal 2004 and 2003, repectively, and a decrease in cost of goods sold of $32.8 million for fiscal 2002. As stated in Note 19, the Company changed its application of the LIFO method of accounting for store inventories from the retail method to the average item cost method effective December 29, 2002. The Company evaluates inventory shrinkage throughout the year based on actual physical counts in its stores and distribution centers and records adjustments based on the results of these counts to provide for the estimated shrinkage as of the balance sheet date.

In fiscal 2003, upon the adoption of Emerging Issues Task Force (“EITF”) No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, certain vendor allowances began to be recorded as a reduction of inventory. Previously, we recorded vendor allowances as a reduction of cost of sales when earned. This change had a timing impact on certain vendor allowances that will now be an adjustment to inventory cost and recognized in cost of sales when the product is sold.

In fiscal 2002, Food Lion transitioned to an Every Day Low Cost (“EDLC”) program in order to more efficiently and effectively manage the business. EDLC is not a promotional strategy but is a program that impacts the everyday cost of each item. This program factors vendor promotional dollars into the everyday cost of goods through a discount provided by the vendors off the list price on the invoice, which is reflected as a reduction of inventory balances and ultimately lowers cost of goods sold when the inventory is sold. EDLC supports more effective promotional plans, which in turn, allows the Company to deliver the best value to its customers. This new ELDC program and its impact on cost is the primary cause of the $32.8 million decrease in the Company’s LIFO reserve during fiscal 2002.

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

In fiscal 2003, upon the adoption of EITF Issue No. 02-16, in-store promotion and co-operative advertising income is now recorded as a reduction in the cost of inventory and recognized in cost of sales when the product is sold unless the allowance represents the reimbursement of a specific, incremental and identifiable cost incurred by the Company to sell the vendor’s product. The Company has reviewed the funding received from vendors for in-store promotions and co-operative advertising and concluded that these arrangements are primarily for general advertising purposes and not the reimbursement of a specific, incremental and identifiable cost incurred by the Company.

Upon adoption of EITF Issue No. 02-16 in fiscal 2003, the Company recorded the cumulative effect of a change in accounting principle of $10.9 million, net of tax, during the first quarter of 2003. This charge was recorded as a decrease in net income in the Company’s Consolidated Statement of Income (Loss) and reflects an adjustment, which decreased the Company’s opening inventory balance. The adoption effectively transfers a portion of the benefit associated with supplier allowances from cost of sales to inventory until the related product is sold.

EITF Issue No. 03-10, “Application of Issue No, 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers”, does not have an impact on the Company’s financial statements.

Total supplier allowances recognized for fiscal years 2004, 2003 and 2002 are shown below:

(Dollars in thousands)	2004	2003(a)	2002
Allowances related to the purchase of inventory	$108,297	$135,447	$88,903	(b)
Other allowances	132,566	121,656	184,179

Total supplier allowances	$240,863	$257,103	$273,082

(a)	Excludes the cumulative effect of adopting EITF Issue No. 02-16 of $10.9 million, net of tax, during the first quarter of 2003.
(b)	Includes allowances included in the cost of inventory and recognized as earned in cost of sales when the product is sold, which was the Company’s policy prior to the adoption of EITF Issue No. 02-16.

Property and Equipment

Property is stated at historical cost and depreciated on a straight-line basis over the estimated service lives of assets, generally as follows:

Buildings and building equipment	10 -40 years
Furniture, fixtures and equipment	3 - 14 years
Leasehold improvements	10 -20 years
Vehicles	3 - 12 years
Property under capital leases	Lease term

Property under capital leases and leasehold improvements are amortized in accordance with the Company’s normal depreciation policy for owned assets or, if shorter, over the non-cancelable lease term and option renewal periods where failure to exercise such option would result in an economic penalty such that renewal appears to be reasonably assured.

Goodwill and Intangible Assets

Intangible assets primarily include goodwill, trademarks and favorable lease rights, all of which arose in conjunction with acquisitions accounted for under the purchase method. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Goodwill and indefinite lived intangible assets such as trademarks are no longer amortized in accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 142, which was adopted in 2002. The Company has determined that its trademarks have an indefinite useful life and are therefore not amortized but are tested annually for potential impairment. The Company believes that the trademarks have indefinite useful lives because they contribute directly to each of the Company’s cash flows as a result of recognition by the customers of each banner’s unique characteristics in the marketplace. There are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the trademarks. (See Note 4)

The following table summarizes the useful lives of intangible assets with finite lives:

Prescription files	15 years
Favorable lease rights	Lease term

The Company’s policy requires that an annual impairment assessment for goodwill and other indefinite lived intangible assets be conducted in the fourth quarter of each year or when events or circumstances indicate that impairment may have occurred in accordance with SFAS 142. Goodwill is tested for impairment at the operating banner level since each chain represents a separate operating segment as defined by SFAS 131 and a separate reporting unit as defined by SFAS 142. The fair value of each reporting unit is compared with its carrying value, including goodwill. The Company estimated fair value based on projected discounted cash flows provided by management of each reporting unit. Trademarks for each individual operating banner were also tested for impairment by comparing its fair value with its carrying value. The fair value of trademarks were estimated using revenue projections of each reporting unit and applying an estimated royalty rate developed by a third party valuation expert. The cash flows were discounted to determine the fair value of the trademarks. The Company had no impairment loss for 2004. Changes in events or circumstances in the future could result in additional impairment charges.

Asset Impairment

The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, in reviewing long-lived assets for impairment.

During fiscal 2004, fiscal 2003 and fiscal 2002, the total pre-tax asset impairment charges of $10.3 million, $7.9 million and $0 million included in the Company’s selling and administrative expenses were attributable to certain underperforming store assets that exceeded their estimated fair values.

In accordance with SFAS No. 144, the Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company monitors the carrying value of its retail stores, its lowest level asset group for which identifiable cash flows are independent of other groups of assets and liabilities, for potential impairment based on projected future cash flows. If potential impairment is identified for retail stores, the Company compares the asset group’s estimated fair value to its current carrying value and records provisions for impairment as appropriate. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on previous experience in disposing of similar assets and current economic conditions. The carrying value of assets to be disposed amounted to approximately $17.9 million and $21.8 million at January 1, 2005, and January 3, 2004, respectively. At January 1, 2005, under the guidance of SFAS No. 144, these assets were not classified as held for sale because they do not meet the probability of sale within the one-year period criterion.

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

The Company recorded advertising expense of $115.2 million, $109.0 million, and $109.4 million for fiscal 2004, 2003 and 2002, respectively.

Capitalized Interest

The Company capitalizes interest costs incurred during the time period required to prepare certain assets for their intended use. Capitalized interest was $2.0 million, $3.3 million and $2.6 million for fiscal years 2004, 2003 and 2002, respectively.

Leases

The Company’s stores operate principally in leased premises. The Company accounts for leases under the provisions of SFAS No. 13, “Accounting for Leases”, and related accounting guidance. For lease agreements that provide for escalating rent payments, the Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and option renewal periods where failure to exercise such options would result in an economic penalty such that renewal appears, at the inception of the lease, to be reasonably assured. Rent incurred during the construction and development of a store is capitalized as a component of property and equipment. The lease term commences when the Company becomes obligated under the terms of the lease agreement.

Store Opening Costs

Costs associated with the opening of new stores are expensed as incurred.

Store Closing Costs

With the adoption of SFAS No. 146, the Company records the costs associated with an exit or disposal activity, measured at its fair value when the liability is incurred. SFAS No. 146 stipulates that these costs may not be recorded until the store is actually closed. Prior to the adoption of SFAS No. 146, the Company, under the guidance of EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, recorded an estimated store closing liability at the time the decision was made to close the store.

The Company generally intends to complete planned closings within a one-year period following the business decision to close. As most of the Company’s stores are located in leased facilities, a lease liability (recorded in Other Liabilities on the Consolidated Balance Sheet) is recorded for the fair value of the contractual lease obligation, generally determined as the present value of the estimated remaining non-cancelable lease payments after the closing date, net of estimated subtenant income. In addition, the Company records a liability for expenditures to be incurred after the store closing which is required under leases or local ordinances for site preservation during the period before lease termination or the end of the lease term. These other exit costs include estimated real estate taxes, common area maintenance and insurance costs to be incurred after the store closes (all of which are contractually required payments under the lease agreements) over the remaining lease term. The value of owned property and equipment related to a closed store is reduced to reflect recoverable values based on the Company’s previous experience in disposing of similar assets and current economic conditions. Any reductions in the recorded value of owned property and equipment for closed stores is reflected as an asset impairment charge. Disposition efforts related to store leases and owned property begin immediately following the store closing.

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

Significant cash outflows associated with closed stores relate to ongoing lease payments. Because the liability associated with ongoing operating leases for closed stores is recorded at the present value of the estimated remaining non-cancelable lease payments, net of estimated subtenant income, the principal portion of lease payments reduces the lease liability, while the interest portion of lease payments is recorded as accretion expense in the current period for stores accounted for under SFAS No. 146 and as interest expense for stores accounted for under EITF Issue No. 94-3.

Self-insurance

The Company is self-insured for workers’ compensation, general liability, vehicle accident and druggist claims. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum retention, including defense costs per occurrence, ranges from (i) $0.5 million to $1.0 million per accident for workers’ compensation, (ii) $5.0 million per accident for automobile liability and (iii) $3.0 million per accident for general liability, with an additional $5.0 million retention in excess of the primary $3.0 million general liability retention for druggist liability. The Company is insured for costs related to covered claims, including defense costs, in excess of these retentions. It is possible that the final resolution of some of these claims may require the Company to make significant expenditures in excess of its existing reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated.

The Company implemented a captive insurance program in fiscal 2001 pursuant to which the self-insured reserves related to workers’ compensation, general liability and auto coverage were reinsured by Pride, an Irish reinsurance captive, owned by an affiliated company of Delhaize Group. The purpose for implementing this captive insurance program is to provide Delhaize Group continuing flexibility in its risk management program while providing certain excess loss protection through anticipated reinsurance contracts with Pride. Premiums are transferred annually to Pride through Delhaize Insurance Co., a subsidiary of Delhaize America. For fiscal years 2004 and 2003, the Company paid an annual premium of approximately $52.5 million and $58.9 million, respectively. The Delhaize Insurance Co. subsidiary consisted of the following balances and are included in the Company’s Consolidated Balance Sheets:

(Dollars in thousands)	2004	2003
Reinsurance recoverable	$136,845	$129,869
Receivable from affiliate	11,071	13,353
Other assets	786	801
Premiums receivable	—	321
Reserve for losses	(136,845)	(129,869)
Losses payable to insured	(11,071)	(13,353)
Insurance balances payable	—	(321)
Payable to Delhaize Group	(32)	—
Other liabilities	(185)	(215)

Total net assets	$569	$586

The Company’s property insurance includes self-insured retentions per occurrence to (i) $5.0 million for named storms, (ii) $5.0 million for Zone A flood losses, (iii) $5.0 million for earthquakes and (iv) $2.5 million for all other losses. The Company incurred property loss of $11.4 million for hurricanes experienced during fiscal 2004 compared with property loss of $16.9 million related to Hurricane Isabel in fiscal 2003. Also in fiscal 2004, the Company received insurance reimbursement of $4.0 million related to Hurricane Isabel.

Self-insurance expense related to the above totaled $57.1 million for fiscal 2004, $62.4 million for fiscal 2003, and $58.6 million for fiscal 2002. Total claim payments were $46.8 million, $48.3 million, and $47.7 million for fiscal years 2004, 2003 and 2002, respectively.

Statements of Cash Flows

Selected cash payments and non-cash activities were as follows:

(Dollars in thousands)	2004	2003	2002
Cash payments for income taxes, net of refunds	$108,573	$213,042	$98,860
Cash payments for interest, net of amounts capitalized	309,382	305,814	329,743
Non-cash investing and financing activities:
Capitalized lease obligations incurred for store properties and equipment	89,962	44,744	53,410
Capitalized lease obligations terminated for store properties and equipment	1,087	2,163	10,576
Dividend to Delhaize Group and Delhaize The Lion America in stock	—	109,945	—
Dividends declared but not paid	25,029	—	114,636
Change in reinsurance recoverable and other liabilities	6,976	10,042	15,709
Reduction of income taxes payable and goodwill for tax adjustments	8,787	15,821	—
Minimum pension liability adjustment	3,493	3,659	20,716
Investment in WWRE	—	—	3,000
Accounts receivable on sale leaseback	—	—	4,565
Write off direct financing lease	—	—	1,231
Delhaize Group share exchange final adjustment to purchase price allocation:
Property	—	—	44,433
Deferred income taxes	—	—	43,752
Capital lease obligations	—	—	4,475
Accrued expenses	—	—	5,156
Reclassification of deferred taxes to goodwill related to intangible assets that did not meet the separability criteria of SFAS No. 141	—	—	117,895

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

Long-term debt: The Company estimated that the fair value of its long-term debt was approximately $3.4 billion for both fiscal 2004 and fiscal 2003 compared with a carrying value of $2.9 billion and $3.0 billion for fiscal 2004 and fiscal 2003, respectively. The fair value of the Company’s long-term debt is based on the current market quotes for its publicly traded debt and estimated rates for its non-public debt, reflecting current market rates offered to the Company for debt with similar maturities.

Financial instruments: The fair values of interest rate hedging agreements and interest rate swap agreements (see Note 7) are estimated using the present value of the difference between the contracted rates and the applicable forward rates. At January 1, 2005 and January 3, 2004, the fair value of the interest rate swap agreements reflected a gain of $6.2 million and $14.0 million, respectively. At January 1, 2005 and January 3, 2004, the net unrealized loss on hedges recorded in Accumulated Other Comprehensive Loss was approximately $38.9 million and $44.3 million, net of deferred taxes, respectively.

Accounting for Stock Issued to Employees

The Company participates in a stock option plan (the “Delhaize Group Plan”) of its parent, Delhaize Group, which is described fully in Note 14. The Company accounts for the Delhaize Group Plan under the recognition and measurement principles of Accounting Principles Board, or APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”. No stock-based employee compensation cost is reflected in net income, as all options granted under the Delhaize Group Plan have an exercise price equal to the market value of the underlying Delhaize Group American Depository Shares on the date of the grant. Additionally, the Company still has options outstanding under a 1996 Food Lion Plan, 1988 and 1998 Hannaford Plans and a 2000 Delhaize America Plan; however, the Company can no longer grant options under these plans.

The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, to stock-based employee compensation.

(Dollars in thousands)	2004	2003	2002
Net income (loss)– as reported	$254,113	$182,802	$(32,422)
Deduct: Total stock-based employee compensation expense determined using fair value based method (net of tax)	(12,877)	(16,888)	(15,601)

Net income (loss) –pro forma	$241,236	$165,914	$(48,023)

The stock-based employee compensation expense provided above (net of tax) decreased in fiscal 2004 compared to fiscal 2003 due primarily to tax benefits realized from a larger volume of employee stock option exercises in fiscal 2004 compared to fiscal 2003.

The weighted average fair value at date of grant for options granted under the Delhaize Group Plan during 2004, 2003, and 2002 was $15.15, $8.44 and $16.34 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model using the following assumptions:

	2004	2003	2002
Expected dividend yield(%)	2.6	3.6	2.6
Expected volatility (%)	41.0	41.3	38.8
Risk-free interest rate(%)	3.9	2.4	4.6
Expected term (years)	4.7	5.4	5.2

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

Recently Issued and Adopted Accounting Standards

In December 2004, the Financial Standards Board (“FASB”) issued a revision of FASB Statement No. 123 (“FAS 123R”), “Accounting for Stock-Based Compensation”. The guidance represents the requirement that the compensation costs related to share-based payment transactions be recognized in the financial statements. Compensation cost should be measured based on the fair value of the equity (or liability) instruments issued. The FAS covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee purchase plans. Previous guidance established a fair-value-based method of accounting, as preferable, but permitted entities the alternative of continuing to disclose in the footnotes what net income would have been had the preferable method been used. FAS 123R will be effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company is early adopting this standard in the first quarter of fiscal 2005, using the modified prospective method.

In December 2004, FASB issued Financial Accounting Standards (“FAS”) No. 153, “Exchanges of Nonmonetary Assets, An Amendment of Accounting Principles Board (“APB”) Opinion No. 29, ‘Accounting for Nonmonetary Transactions’”. APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance included a narrow exception to the fair value principle, which required the accounting for the exchange of a productive asset with a similar productive asset to be recorded using the carryover basis of the asset relinquished. This FAS eliminates the narrow exception and replaces it with a broader exception (to use carryover basis of accounting) for exchanges of nonmonetary assets that lack “commercial substance”. A nonmonetary exchange lacks commercial substance if the future cash flows of the entity are not expected to change significantly as a result of the exchange. FAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The adoption of this standard does not have an impact on the Company’s financial statements.

In November 2004, FASB issued FAS No. 151, “Inventory Costs – An Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, ‘Inventory Pricing’”. This standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be treated as current-period charges. In addition, the FAS required that the allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. FAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during years beginning after November 24, 2004. The adoption of this standard does not have an impact on the Company’s financial statements.

In November 2004, FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FAS No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets’, in Determining Whether to Report Discontinued Operations”. When qualifying for discontinued operation treatment, the cash flows of the disposed component should be eliminated from the operations of the ongoing entity. The ongoing entity should not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. The following conclusions were reached:

a.	the assessment period may extend beyond one year after the component is disposed (in situations in which events or circumstances beyond the entity’s control, extend the period required to eliminate the direct cash flows or eliminate the significant continuing involvement), and

b.	the evaluation of whether discontinued operations treatment is appropriate (or classified as held for sale) should include significant events or circumstances that occur after the balance sheet date but before the issuance of financial statements.

EITF Issue No. 03-13 should be applied to a component of an enterprise that is disposed of (or classified as held for sale) in fiscal years beginning after December 15, 2004. Operating results related to a component that is disposed of (or classified as held for sale)

within an enterprise’s fiscal year that includes November 30, 2004, may be classified to reflect the consensus but is not required. The adoption of this standard does not have an impact on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which is an interpretation of Accounting Research Bulletin (ARB) No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. The objective of this Interpretation is not to restrict the use of variable interest entities but to improve financial reporting by enterprises involved with variable interest entities. The FASB believes that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. FIN 46 applies to all newly created variable interest entities. In addition, FIN 46 amended in December 2003 (FIN 46R) will be effective by public entities for periods ending after March 15, 2004. This standard does not have an impact on the Company’s financial statements.

2. Acquisitions

Victory Acquisition

On November 26, 2004, the Company completed its acquisition of 19 Victory Super Markets (“Victory”) for approximately $175.0 million in cash (subject to adjustment under the terms of the agreement), net of cash of $13.2 million and marketable securities of $1.8 million acquired. The acquisition included 17 stores located in central and southeastern Massachusetts and two in southern New Hampshire. The Company’s Consolidated Statement of Income (Loss) included the results of operation of Victory prospectively from November 27, 2004.

Additional direct costs incurred in connection with the acquisition, principally, legal and other professional fees, in the amount of $2.0 million have been included in the purchase price.

The Victory acquisition was accounted for using the purchase method of accounting. The purchase price is allocated to acquired assets and liabilities, based on their estimated fair values at the date of acquisition.

The net purchase price was initially allocated as follows:

(Dollars in thousands)
Current assets	$22,096
Property and equipment	18,183
Goodwill	163,077
Other non-current assets	159
Current liabilities	(24,709)

Purchase price	$178,806

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

Additional direct costs incurred in connection with the acquisition, principally, legal and other professional fees, in the amount of $1.6 million have been included in the purchase price.

The Harveys acquisition was accounted for using the purchase method of accounting. The purchase price is allocated to acquired assets and liabilities, based on their estimated fair values at the date of acquisition.

The net purchase price was initially allocated as follows:

(Dollars in thousands)
Current assets	$22,027
Property and equipment	15,584
Goodwill	4,057
Identified intangible and other non-current assets	6,880
Current liabilities	(15,573)
Non-current liabilities	(1,051)

Purchase price	$31,924

3. Property and Equipment

Property and equipment consists of the following:

(Dollars in thousands)	2004	2003
Land and improvements	$290,951	$289,031
Buildings	729,182	705,582
Furniture, fixtures and equipment	2,026,401	1,853,612
Vehicles	138,929	128,745
Leasehold improvements	993,761	930,461
Construction in progress	40,852	29,670

	4,220,076	3,937,101
Less accumulated depreciation	1,836,972	1,538,981

	2,383,104	2,398,120

Property under capital leases	781,107	717,301
Less accumulated depreciation	177,408	134,966

	603,699	582,335

	$2,986,803	$2,980,455

Depreciation expense totaled $427.8 million for fiscal 2004, $414.1 million for fiscal 2003, and $412.4 million for fiscal 2002.

At January 1, 2005 and January 3, 2004, the Company had $17.9 million and $21.8 million (net book value), respectively, in property held for disposal. At January 1, 2005, under the guidance of SFAS No. 144, these assets were not classified as held for sale because they do not meet the probability of sale within the one-year period criteria.

4. Goodwill and Intangible Assets

Intangible assets are comprised of the following:

(Dollars in thousands)	2004	2003
Goodwill	$3,049,622	$2,895,541
Trademarks	476,923	476,923
Favorable lease rights	357,487	365,883
Prescription files	18,626	18,693
Liquor license	3,609	3,528
Other	28,195	23,462

	3,934,462	3,784,030
Less accumulated amortization	151,646	112,659

	$3,782,816	$3,671,371

Amortization expense totaled $40.9 million for fiscal 2004, $39.1 million for fiscal 2003, and $37.1 million for fiscal 2002.

The following represents a summary of changes in goodwill for fiscal years 2004 and 2003.

(Dollars in thousands)	2004	2003
Balance at beginning of year	$2,895,541	$2,907,305
Acquisitions and purchase price adjustments	162,868	4,057
Reduction of goodwill for tax adjustments	(8,787)	(15,821)

Balance at end of year	$3,049,622	$2,895,541

On December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which required that the Company cease amortizing goodwill and other intangible assets with indefinite lives and begin an annual assessment of potential impairment of goodwill and other indefinite lived intangible assets by comparing the book value of these assets to their current fair value. Accordingly, during the first quarter of 2002, the Company performed its transitional assessment for potential impairment at each of its three operating banners, since each chain represents a separate operating segment as defined by SFAS No. 131 and a separate reporting unit as defined by SFAS No. 142. In performing the assessment, the carrying value of assets and liabilities was determined for each reporting unit and compared to the fair value of each reporting unit, which was obtained from independent appraisals. If the carrying value of the reporting unit exceeded its fair value, a provision for impairment was recorded.

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

The Company’s policy requires that an annual impairment assessment for goodwill and other indefinite lived intangible assets be conducted in the fourth quarter of each year or when events or circumstances indicate that impairment may have occurred in accordance with SFAS No. 142. The Company had no impairment loss for fiscal 2004 and fiscal 2003.

The carrying amount of goodwill and trademarks (indefinite lived intangible assets) at each of the Company’s reporting units follows:

(Dollars in millions)	2004 Goodwill	2004 Trademarks	2003 Goodwill	2003 Trademarks
Food Lion	$1,135	$249	$1,138	$249
Hannaford	1,911	223	1,754	223
Harveys	4	5	4	5

	$3,050	$477	$2,896	$477

As of January 1, 2005 and January 3, 2004, the Company’s intangible assets with finite lives consist of favorable lease rights, liquor licenses, pharmacy files, and developed software. The components of its intangible assets with finite lives are as follows:

(Dollars in millions)	Gross Carrying Value	2004 Accumulated Amortization	Net	Gross Carrying Value	2003 Accumulated Amortization	Net
Favorable lease rights	$357	$(135)	$222	$366	$(102)	$264
Other	50	(16)	34	46	(11)	35

Total	$407	$(151)	$256	$412	$(113)	$299

Estimated amortization expense for intangible assets with finite lives for the five succeeding fiscal years follows:

(Dollars in millions)
2005	$37.8
2006	35.6
2007	30.3
2008	24.0
2009	19.3

5. Accrued Expenses

Accrued expenses consist of the following:

(Dollars in thousands)	2004	2003
Payroll and compensated absences	$132,424	$99,576
Employee benefit plans	31,125	36,109
Accrued interest	47,351	48,239
Other	84,237	108,326

	$295,137	$292,250

6. Employee Benefit Plans

The Company’s employees are covered by certain benefit plans, as described below.

Each of Food Lion and Kash n’ Karry sponsor a profit-sharing retirement plan covering their respective employees with one or more years of service. Employees become vested in any profit-sharing contributions made by their respective employers after five years of consecutive service. Forfeitures of profit-sharing contributions are used to offset plan expenses. The plans provide benefits to participants upon death, retirement or termination of employment with the Company. Profit-sharing contributions to the retirement plans are discretionary and are determined by the Company’s Board of Directors. Profit-sharing contributions totaled $26.6 million for fiscal 2004, $34.6 million for fiscal 2003 and $48.7 million for fiscal 2002.

During 2002, Food Lion and Kash n’ Karry revised their respective profit-sharing plans to add a 401(k) feature which permits employees to make elective deferrals of their compensation and allows Food Lion and Kash n’ Karry to make matching contributions including safe harbor matching contributions for any years elected by the employers. With respect to any year in which the employers elect to make safe harbor matching contributions, the safe harbor matching contribution includes a nondiscretionary contribution equal to 100% of a participant’s elective deferral up to 3% of his or her compensation, and may include an additional discretionary contribution of 50% of a participant’s elective deferral which exceeds 3%, but which does not exceed 5% of his or her compensation. For plan years, 2004 and 2003, Food Lion and Kash n’ Karry elected to match employee contributions pursuant to the “safe harbor” formula, including the additional discretionary match. Safe harbor matching contributions are made on a payroll-by-payroll basis. In addition, to the discretionary profit-sharing contribution, Food Lion and Kash n’ Karry made safe harbor matching contributions that totaled approximately $7.2 million and $6.6 million for fiscal 2004 and fiscal 2003, respectively. Food Lion and Kash n’ Karry have also elected to follow the safe harbor matching formula for the 2005 plan year.

Harveys provides a defined contribution 401(k) plan to substantially all employees. The amount charged to expense for this plan was $0.5 million and $0.07 million for fiscal 2004 and fiscal 2003 from the acquisition date, respectively.

Hannaford provides a defined contribution 401(k) plan to substantially all employees. The amount charged to expense for this plan was approximately $7.7 million for fiscal 2004, $7.1 million for fiscal 2003 and $6.6 million for fiscal 2002.

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

The following tables set forth the change in plans’ benefit obligations and assets as well as the plans’ funded status reconciled with the amounts shown in the Company’s financial statements for the Hannaford non-contributory, defined benefit pension plan and the post-retirement plan for the years ended January 1, 2005 and January 3, 2004.

Pension Benefits

(Dollars in thousands)	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of period	$111,871	$105,493
Service cost	5,890	5,108
Interest cost	6,445	6,561
Settlements	—	45
Actuarial loss	2,276	4,875
Benefits paid	(9,132)	(10,211)

Benefit obligation at end of period	$117,350	$111,871

Change in plan assets:
Fair value of plan assets at beginning of period	$77,588	$65,638
Actual return on plan assets	8,412	11,087
Employer contribution	6,132	11,074
Benefits paid	(9,132)	(10,211)

Fair value of plan assets at end of period	$83,000	$77,588

Funded status at end of period:
Funded status at end of period	$(34,351)	$(34,283)
Contributions after measurement date and before fiscal year end	2,000	—
Unrecognized prior service cost	539	596
Unrecognized net actuarial loss	34,232	36,683
Minimum pension liability adjustment	(27,376)	(30,869)

Accrued benefit cost	$(24,956)	$(27,873)

Weighted-average assumptions as of September 30 (the plan’s measurement date) used to determine benefit obligations:
Discount rate	5.8%	6.0%
Rate of compensation increase	4.5%	4.5%

Components of net periodic benefit cost:
Service cost	$5,890	$5,108
Interest expense	6,445	6,561
Expected return on plan assets	(5,750)	(5,728)
Amortization of prior service cost	58	58
Recognized net actuarial loss	2,065	2,350
Settlement	1	106

Net periodic benefit cost	$8,709	$8,455

Weighted-average assumptions as of October 1 (the beginning of the period) used to determine net periodic benefit cost:
Discount rate	6.0%	6.5%
Expected return on plan assets	7.8%	9.0%
Rate of compensation increase	4.5%	4.5%

Post-Retirement Benefits

(Dollars in thousands)	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of period	$4,081	$3,004
Service cost	4	—
Interest cost	234	185
Actuarial loss (gain)	1,109	1,222
Benefits paid	(263)	(330)

Benefit obligation at end of period	$5,165	$4,081

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	263	330
Benefits paid	(263)	(330)

Fair value of plan assets at end of period	$—	$—

Funded status at the end of period:
Funded status at the end of period	$(5,165)	$(4,081)
Unrecognized net actuarial loss (gain)	2,219	1,189

Accrued benefit cost	$(2,946)	$(2,892)

Weighted average assumptions as of September 30 (the plan’s measurement date) used to determine benefit obligations:
Discount rate	5.8%	6.0%
Healthcare claim cost trend rate assumed for next year	11.0%	11.0%
Ultimate healthcare claim cost trend rate	5.0%	5.0%
Year that ultimate healthcare claim cost trend rate is achieved	2012	2011

Components of net periodic benefit cost:
Service cost	$4	$—
Interest cost	234	185
Net loss/(gain) amortization	79	—

Net periodic benefit cost	$317	$185

Weighted average assumptions as of October 1 (the beginning of the period) used to determine net periodic benefit cost:
Discount rate	6.0%	6.5%
Healthcare claim cost trend rate	11.0%	12.0%
Ultimate healthcare claim cost trend rate	5.0%	5.0%
Year that ultimate trend rate is reached	2012	2011

A 1.0% change in the assumed health care trend rates would not have a material effect on the benefit obligation or expense of post-retirement benefits.

A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities. The projected benefit obligation and accumulated benefit obligation for the pension plans with accumulated benefit obligations in excess of plan assets were $117.4 million and $110.5 million at January 1, 2005 and $111.9 million and $106.1 million at January 3, 2004, respectively.

The Company’s investment policy is to maintain a targeted balance of equity securities, debt securities and cash equivalent in its portfolio. The portfolio is re-balanced periodically throughout the year. As of the plan’s measurement date, actual and targeted investment allocation percentages were as follows:

	Target	Actual as of 9/30/04	Actual as of 9/30/03
Equities	60-70%	69.5%	64.2%
Debt	20-30%	28.5%	31.8%
Cash equivalents	0-10%	2.0%	4.0%

The current sponsor funding policy has been generally to contribute the minimum required contribution and additional deductible amounts at the sponsor’s discretion. In 2005, we expect to make pension contributions, including voluntary amounts, of up to $9.0 million under this policy. Contributions of $8.4 million were made during 2004 under this policy.

Expected benefit payments to be made during the next ten fiscal years are as follows:

(Dollars in thousands)	Pension Total	Other Benefits

2005	$7,864	$272
2006	8,724	224
2007	10,580	233
2008	10,439	238
2009	11,350	273
2010 through 2014	69,845	1,653

7. Long-Term Debt

Long-term debt consists of the following:

(Dollars in thousands)	2004	2003
Notes, $563,464 and $600,000 face amount, for 2004 and 2003, respectively, at 7.375%, due 2006 (plus premium of $4,564 and $12,962 for 2004 and 2003, respectively, based on effective interest rate of 6.70% and 6.34% for 2004 and 2003, respectively)	$568,028	$612,962

Notes, $1,100,000 face amount at 8.125%, due 2011 (less unamortized discount of $741 and $1,598 for 2004 and 2003, respectively, based on effective interest rate of 8.16% and 8.10% for 2004 and 2003, respectively)	1,099,259	1,098,402

Debentures, 9.000%, due 2031	855,000	855,000

Medium-term notes, $5,000 face amount due 2006. Interest ranges from 8.67% to 8.73% (plus unamortized premiums of $59 and $95, for 2004 and 2003, respectively, based on effective interest rate of 6.41%)	5,059	5,095

Notes, $145,000 and $150,000 face amount, for fiscal 2004 and fiscal 2003, respectively, 7.55%, due 2007 (less unamortized discount of $234 and $347, for 2004 and 2003, respectively, based on effective interest rate of 7.71%)	144,766	149,653

Notes, $126,025 face amount at 8.05%, due 2027(less unamortized discount of $4,375 and $4,570 for 2004 and 2003, respectively, based on effective interest rate of 8.77%)	121,650	121,455

Other notes, $67,475 and $76,298 face amount, for 2004 and 2003, respectively, due from 2005 to 2016. Interest ranges from 6.31% to 14.15% (less unamortized discount of $3,351 and $4,317 for 2004 and 2003, respectively, based on effective interest rate of 8.88% and 8.87% for 2004 and 2003, respectively)	64,124	71,981

Mortgage payables, $9,975 and $25,766 face amount, for 2004 and 2003, respectively, due from 2005 to 2016. Interest ranges from 7.55% to 8.65% (less unamortized discount of $343 and $193 based on effective interest rate of 8.98% and 8.82% for 2004 and 2003, respectively)	9,632	25,573

Financing lease, at 7.25% due 2005 to 2018	11,005	10,400

	$2,878,523	$2,950,521
Less current portion	12,295	13,036

	$2,866,228	$2,937,485

At January 1, 2005 and January 3, 2004 $15.7 million and $59.7 million (net book value), respectively, in property was pledged as collateral for mortgage payables.

Approximate maturities of long-term debt in the years 2005 through 2009 are $12.3 million, $586.0 million, $158.2 million, $13.0 million and $6.8 million, respectively.

During the fourth quarter of 2004, the Company repurchased $36.536 million of its $600 million 7.375% notes, $5.0 million of its $150 million 7.55% notes, $7.867 million of other notes and $2.952 million of its mortgage payables resulting in a $4.7 million loss from the early extinguishment of debt offset by a gain from the interest rate swap, net premium written off and related unamortized debt issuance costs. Net other loss from extinguishment of debt included $0.2 million loss for the related hedge loss written off. These costs are classified in the Company’s Consolidated Statement of Income (Loss) for fiscal 2004 below “Interest expense”.

In October 2003, the Hannaford banner invoked the defeasance provisions of its outstanding 7.41% Senior Notes due February 15, 2009, 8.54% Senior Notes due November 15, 2004, 6.50% Senior Notes due May 15, 2008, 6.58% Senior Notes due February 15, 2011, 7.06% Senior Notes due May 15, 2016 and 6.31% Senior Notes due May 15, 2008 (collectively, the “Notes”) and placed sufficient funds in an escrow account to satisfy the remaining principal and interest payments due on the Notes. As a result of this defeasance, Hannaford is no longer subject to the negative covenants contained in the agreements governing these notes. As of January 1, 2005 and January 3, 2004, $65.2 million and $73.8 million in aggregate principal amount of these notes was outstanding. Cash committed to fund the escrow and not available for general corporate purposes, is considered restricted. As of January 1, 2005 restricted funds of $13.1 million and $59.8 million are recorded in Current Other Assets and Non-current Other Assets. As of January 3, 2004 restricted funds of $9.9 million and $74.4 million are recorded in Current Other Assets and Non-current Other Assets.

During the last half of 2002, the Company repurchased $45 million of its $900 million 9.00% debentures and $23.975 million of its 8.05% notes resulting in a $8.1 million gain from the early extinguishment of debt offset by expenses of $1.7 million for the related unamortized debt issuance costs and discount written off. Net other loss from extinguishment of debt included $1.5 million loss for the related hedge loss written off. The Company elected early adoption of SFAS No. 145 for the costs incurred for the early extinguishment of debt. These costs were classified in the Company’s Consolidated Statement of Income (Loss) for fiscal 2002 below “Interest expense”.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement modifies the treatment of sale-leaseback transactions and extinguishment of debt requiring gains and losses to be treated as ordinary income in most circumstances. While SFAS No. 145 was effective for the Company for the fiscal year 2003, early application was encouraged. The Company applied the provisions of SFAS No. 145 to its early extinguishment of debt activity during fiscal 2002 and has classified the gain related to early extinguishment in the Company’s Statement of Income (Loss) below “Interest expense”.

The Company maintains interest rate swaps against certain debt obligations, effectively converting a portion of the debt from fixed to variable rates. The notional principal amounts of interest rate swap arrangements as of January 1, 2005 were $300 million maturing in

2006 and $100 million maturing in 2011. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for the Company’s agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The $100 million notional swaps maturing in 2011 meet the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133 “Derivative Instruments and Hedging Activities”. During the fourth quarter of 2004, in association with the retirement of $36.536 million of its $600 million 7.375% notes, we de-designated the $300 million notional interest rate swaps as a fair value hedge of 50% of the $600 million 2006 notes, and re-designated them as fair value hedge of 53.242% of the remaining $563.464 million 2006 notes. These swaps meet the criteria of being highly effective swaps, as prescribed by SFAS No. 133, and currently carry no ineffectiveness. The Company recorded a derivative asset in connection with these agreements in the amount of $8.3 million and $16.9 million at January 1, 2005 and January 3, 2004, respectively, which is included in its Consolidated Balance Sheet in Non-current Other Assets.

In fiscal 2001, the Company settled certain interest rate hedge agreements in connection with the completion of an offering of notes, resulting in an unrealized loss of approximately $214 million. As a result of the adoption of Statement of Accounting Standards No. 133 at the beginning of fiscal 2001, the unrealized loss was recorded in “Accumulated other comprehensive income (loss), net of tax”, and is being amortized to “Interest expense” over the term of the associated notes. The unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss net of taxes at January 1, 2005 and January 3, 2004 was $38.9 million and $44.3 million, respectively.

8. Credit Arrangements

The Company maintains a revolving credit facility with a syndicate of commercial banks providing $350.0 million in committed lines of credit. The credit facility is secured by certain inventory of the Company’s retail operating subsidiaries. The $350.0 million facility expires in July 2005 and contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, and an asset coverage ratio. The Company must be in compliance with these covenants in order to have access to the credit facility. As of January 1, 2005, the Company was in compliance with all covenants contained in the credit facility. A deteriorating economic or operating environment can subject the Company to a risk of non-compliance with the covenants. The Company had no outstanding borrowings under this facility as of January 1, 2005 and January 3, 2004 and had no borrowings during fiscal years 2004 and 2003. This facility is utilized to provide short-term capital to meet liquidity needs as necessary.

The Company is currently negotiating a new syndicated credit facility, in advance of the July 2005 maturity of the existing facility.

In addition, the Company has periodic short-term borrowings under other informal arrangements. There were no outstanding borrowings under these arrangements at January 1, 2005 or January 3, 2004.

9. Leases

The Company’s stores operate principally in leased premises. Lease agreements provide for initial terms of 20 and 25 years, with renewal options ranging from five to 20 years. Leases for open stores have an average remaining terms of ten to 20 years. The average remaining lease term for closed stores is 6.4 years. The following schedule shows, as of January 1, 2005 the future minimum lease payments under capital and operating leases.

		Operating Leases
(Dollars in thousands)	Capital Leases	Open Stores	Closed Stores
2005	$132,378	$191,353	$38,544
2006	131,011	187,961	36,766
2007	129,711	179,121	35,346
2008	128,668	166,991	33,865
2009	125,506	154,019	30,416
Thereafter	921,014	1,168,399	149,269

Total minimum payments	1,568,288	$2,047,844	$324,206

Less estimated executory costs	28,228

Net minimum lease payments	1,540,060
Less amount representing Interest	777,308

Present value of net minimum lease payments	762,752
Less current portion	40,639

Capital lease obligations	$722,113

Future minimum payments for closed stores have not been reduced by minimum sublease income of $44.5 million due over the term of non-cancelable subleases.

The Company recognizes rent expense for operating leases with step rent provisions on a straight-line basis generally over the minimum lease term.

Total rent payments (net of sublease income) under operating leases for open and closed stores are as follows:

(Dollars in thousands)	2004	2003	2002
Minimum rents	$241,797	$237,063	$226,547
Contingent rents, based on sales	684	566	688

	$242,481	$237,629	$227,235

In addition, the Company has signed lease agreements for additional store facilities, the construction of which had not been completed by the lessor at January 1, 2005. The leases expire on various dates extending to 2025 with renewal options generally ranging from five to 20 years. In the event the lessors complete construction and satisfy other requirements of these agreements, the total future minimum rents under these agreements will be approximately $251.8 million.

Lease Accounting Adjustments

In 2004 and early 2005, the Company conducted a review of its historical lease accounting, including consideration of a letter from the Chief Accountant of the Securities Exchange Commission (“SEC”) to the American Institute of Certified Public Accountants, dated February 7, 2005, which provided clarification of the SEC staff’s interpretation on certain lease accounting issues.

As a result of this review, the Company recorded an adjustment in the fourth quarter of 2004 representing a non-cash charge to earnings of $8.5 million after tax, and an increase in assets and liabilities of $34.7 million and $43.2 million, respectively, at January 1, 2005. The adjustment reflects a change in the depreciable lives for buildings to conform to the associated ground lease term, the recognition of straight-line rent expense over the ground lease term, and the recording of certain lease assets and obligations where lessee involvement during asset construction and where sale-leaseback transactions with renewal options precluded operating lease accounting. The Company believes that the impact of the adjustment is immaterial to both the current year and to any individual prior year. The adjustment does not affect sales, historical or future cash flows, or the timing or amounts of lease payments and has no impact on the Company’s compliance with its debt covenants. Furthermore, the impact of the adjustment is not expected to have a material impact on the Company’s future earnings.

10. Closed Store Liabilities

The following table shows the number of stores closed and planned to be closed at the end of fiscal years 2002, 2003, and 2004:

	Discontinued Operations	Closed	Planned Closings	Total
As of December 29, 2001	—	179	10	189

Store closings added	—	—	10	10
Planned closings completed	—	15	(15)	—
Stores sold/lease terminated	—	(22)	—	(22)

As of December 28, 2002	—	172	5	177

Store closings added	44	16	—	60
Planned closings completed	—	3	(3)	—
Stores sold/lease terminated	(5)	(26)	—	(31)

As of January 3, 2004	39	165	2	206

Store closings added	39	10	—	49
Planned closings completed	—	2	(2)	—
Stores sold/lease terminated	(21)	(25)	—	(46)

As of January 1, 2005	57	152	—	209

The following table reflects closed store liabilities at the end of fiscal years 2004, 2003 and 2002, and activity during each year including additions to closed store liabilities charged to operations or discontinued operations and adjustments to liabilities based on changes in facts and circumstances and payments made.

(Dollars in millions)	2004 Disc Op	2004 Closed	2004 Total	2003 Disc Op	2003 Closed	2003 Total	2002 Total
Balance at beginning of year	$23.4	$116.6	$140.0	$0.0	$146.6	$146.6	$164.8
Additions:
Store closings – lease obligations	46.7	2.5	49.2	22.9	2.8	25.7	3.8
Store closing – other exit costs	6.9	0.4	7.3	3.2	0.3	3.5	0.9

Total additions	53.6	2.9	56.5	26.1	3.1	29.2	4.7
Adjustments:
Adjustments to estimates-lease obligation	(7.1)	(9.3)	(16.4)	0.8	(10.3)	(9.5)	(8.4)
Adjustments to estimates-other exit costs	(3.7)	(1.0)	(4.7)	0.8	(5.3)	(4.5)	5.0

Total adjustments	(10.8)	(10.3)	(21.1)	1.6	(15.6)	(14.0)	(3.4)
Reductions:
Lease payments made	(7.3)	(12.9)	(20.2)	(3.4)	(14.2)	(17.6)	(15.8)
Payments for other exit costs	(3.2)	(3.0)	(6.2)	(0.9)	(3.3)	(4.2)	(3.7)

Total reductions	(10.5)	(15.9)	(26.4)	(4.3)	(17.5)	(21.8)	(19.5)

Balance at end of year	$55.7	$93.3	$149.0	$23.4	$116.6	$140.0	$146.6

The fiscal 2004 balance of approximately $149.0 million consisted of lease liabilities and other exit cost liabilities of $126.9 million and $22.1 million, respectively, and includes lease liabilities of $52.5 million and other exit costs of $3.2 million associated with discontinued operations. During fiscal 2004, the Company closed 34 underperforming Kash n’Karry stores and 5 underperforming Food Lion stores as discontinued operations.

The fiscal 2003 balance of approximately $140.0 million consisted of lease liabilities and other exit cost liabilities of $114.1 million and $25.9 million, respectively, and includes lease liabilities of $20.3 million and other exit costs of $3.1 million associated with discontinued operations. During fiscal 2003, the Company closed 44 underperforming stores as discontinued operations. The fiscal 2002 balance of approximately $146.6 million consisted of $115.5 million of lease liabilities and $31.1 million of exit cost liabilities, and the opening 2002 balance consisted of $140.3 million of lease liabilities and $24.5 million of exit cost liabilities.

The Company provided for closed store liabilities in each of the periods presented above to reflect the estimated post-closing lease liabilities and other exit costs associated with the related store closing commitments. These other exit costs include estimated real estate taxes, common area maintenance, and insurance costs to be incurred after the store closes over the remaining lease term (all of which are contractually required payments under the lease agreements). Store closings are generally completed within one year after the decision to close. The closed store liabilities are paid over the lease terms associated with the closed stores. As of January 1, 2005, closed store liabilities have remaining lease terms generally ranging from one to 18 years. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed in the period that such settlement is determined. The Company uses a discount rate based on the current treasury note rates adjusted for the Company’s current credit spread to calculate the present value of the remaining liabilities on closed stores.

During fiscal 2004, we recorded net additions to closed store liabilities of $35.4 million primarily related to ten store closings made in the ordinary course of our business and the closure of 39 underperforming Food Lion and Kash n’ Karry stores and also adjustments to estimates for stores previously closed. These adjustments are primarily related to the disposition of closed store properties as a result of terminations or subleases. During the same period, we recorded cash reductions to our reserves for closed stores of approximately $26.4 million. These reductions included cash payments of approximately $20.2 million for ongoing rent payments on closed stores’ remaining lease obligation, net of sublease income, and $6.2 million paid for other exit costs, as discussed above.

During fiscal 2003, we recorded net additions to closed store liabilities of $15.2 million primarily related to 16 store closings made in the ordinary course of our business and the closure of 44 underperforming Food Lion and Kash n Karry stores and also adjustments to estimates for stores previously closed. During the same period, we recorded cash reductions to our reserves for closed stores of approximately $21.8 million. These reductions included cash payments of approximately $17.6 million for ongoing rent payments on closed stores’ remaining lease obligations, net of sublease income, and $4.2 million paid for other exit costs, as discussed above.

During fiscal 2002, we recorded net additions to closed store liabilities of $1.3 million primarily related to 15 store closings made in the ordinary course of our business and adjustments to estimates for stores previously closed. In fiscal 2002 we made the decision to re-open a previously closed Hannaford store, under the Food Lion banner, and appropriately reversed the store closing reserves of $6.6 million. During the same period, we recorded cash reductions to our reserves for closed stores of approximately $19.5 million. These reductions included cash payments of approximately $15.8 million for ongoing rent payments on closed stores’ remaining lease obligations, net of sublease income, and $3.7 million paid for other exit costs, as discussed above.

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

11. Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings and other comprehensive earnings (losses). Other comprehensive earnings (losses) include items that are currently excluded from the Company’s net income (loss) and recorded directly to shareholders’ equity. Included in other comprehensive income (loss) are unrealized losses on hedges, minimum pension liability adjustments and unrealized security holding gains. Comprehensive income (loss) was $261,780, $191,031 and $(39,081) for fiscal years 2004, 2003 and 2002, respectively.

12. Income Taxes

Provisions (benefits) for income taxes relating to continuing operations for fiscal years 2004, 2003 and 2002 consist of the following:

(Dollars in thousands)	Current	Deferred	Total
2004
Federal	$139,480	$48,638	$188,118
State	12,227	12,035	24,262

	$151,707	$60,673	$212,380

2003
Federal	$199,940	$(57,040)	$142,900
State	36,427	(12,997)	23,430

	$236,367	$(70,037)	$166,330

2002
Federal	$99,870	$49,068	$148,938
State	17,147	6,078	23,225

	$117,017	$55,146	$172,163

The Company’s effective tax rate from continuing operations varied from the federal statutory rate as follows:

	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.9	5.2	3.3
Other	0.8	1.5	0.3

	40.7%	41.7%	38.6%

The effective tax rate decreased in fiscal 2004 from 2003 primarily due to approximately $3.4 million (net of tax) in interest income related to an Internal Revenue Service (“IRS”) refund. This amount was partially offset by increases in reserves related to ongoing audit activity.

The IRS completed its audit for tax years 1999 though 2001, which resulted in a refund of approximately $30 million (plus approximately $5.6 million in interest) associated with the timing of certain tax deductions. Except for the interest recorded in the tax provision, the refund resulted in no impact to the Company’s Consolidated Statement of Income (Loss) for the year ended January 1, 2005.

+The components of deferred income tax assets and liabilities at January 1, 2005 and January 3, 2004 are as follows:

(Dollars in thousands)	2004	2003
Deferred tax assets:
Leases	$81,980	$72,020
Provision for store closings	68,973	72,021
Tax loss carryforwards	41,878	40,952
Interest	51,119	58,297
Accrued expenses	54,608	54,137

Total assets	298,558	297,427
Valuation allowance	(36,331)	(33,946)

Deferred tax asset (net of allowance)	262,227	263,481

Deferred tax liabilities:
Depreciation and amortization	(490,244)	(490,762)
Inventories	(25,655)	3,803

Total liabilities	(515,899)	(486,959)

Net deferred tax liability	$(253,672)	$(223,478)

At January 1, 2005, the Company had deferred tax assets associated with net operating loss carryforwards for federal income tax purposes of approximately $5.5 million, which if unused would expire in 2011. In addition, the Company had deferred tax assets associated with net operating loss carryforwards for state income tax purposes of approximately $36.3 million that will expire from 2010 through 2023. The Company has provided a valuation allowance for substantially all the deferred tax asset relating to the state income tax loss carryforwards because realization is not considered more likely than not.

The Company continues to experience both federal and state audits, which it considers to be part of its ongoing business activity. In particular, the Company has experienced an increase in audit and assessment activity during both fiscal years 2003 and 2004. While the ultimate outcome of these federal and state audits is not certain, the Company has considered the merits of its filing positions in its overall evaluation of potential tax liabilities and believes it has adequate liabilities recorded in its consolidated financial statements for exposures on these matters. Based on its evaluation of the potential tax liabilities and the merits of its filing positions, the Company also believes it is unlikely that potential tax exposures over and above the amounts currently recorded as liabilities in its consolidated financial statements will be material to its financial condition or future results of operation.

13. Other Liabilities

Other liabilities consist of the following:

(Dollars in thousands)	2004	2003
Closed store liabilities	$148,984	$140,025
Self-insurance reserves	137,937	131,977
Pension liability	25,019	27,873
Other	44,480	33,175

	356,420	333,050
Less current portion	40,596	26,627

	$315,824	$306,423

14. Stock Options and Restricted Stock Plans

The Company participates in a stock option plan of its parent company, Delhaize Group, under which incentive stock options to purchase shares of Delhaize Group American Depositary Shares (“ADSs”) may be granted to officers and key employees at prices equal to fair market value on the date of the grant. Options become exercisable as determined by the Board of Directors of Delhaize Group on the date of grant, provided that no option may be exercised more than ten years after the date of grant. Additionally, the Company still has options outstanding under a 1996 Food Lion Plan, 1988 and 1998 Hannaford Plans and a 2000 Delhaize America Plan; however, the Company can no longer grant options under these plans. The terms and conditions of these plans are substantially consistent with the current Delhaize Group plan.

A summary of activity for the last three fiscal years for options outstanding and exercisable is presented below:

	Shares	Weighted Average Exercise Price
2002
Outstanding at beginning of year	3,139,346	$40.29
Granted	1,803,273	49.80
Exercised	(243,756)	20.44
Forfeited/expired	(288,196)	53.74

Outstanding at end of year	4,410,667	44.39

Options exercisable at end of year	1,843,993	36.48

2003
Outstanding at beginning of year	4,410,667	$44.39
Granted	2,136,675	28.94
Exercised	(380,704)	27.71
Forfeited/expired	(555,629)	47.14

Outstanding at end of year	5,611,009	39.37

Options exercisable at end of year	2,018,471	41.32

2004
Outstanding at beginning of year	5,611,009	$39.37
Granted	1,520,178	46.43
Exercised	(1,410,938)	39.21
Forfeited/expired	(296,068)	43.54

Outstanding at end of year	5,424,181	41.15

Options exercisable at end of year	1,963,278	42.72

The following table summarizes options outstanding and options exercisable as of January 1, 2005, and the related weighted average remaining contractual life (years) and weighted average exercise price.

Options to Purchase Delhaize Group ADSs, Outstanding

Range of exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life(years)	Weighted Average Exercise Price
$13.40 - $28.91	1,921,532	7.49	$27.60
$29.49 - $49.81	2,876,892	8.16	47.18
$50.00 - $93.04	625,757	5.52	55.02

$13.40 - $93.04	5,424,181	7.62	$41.15

Options to Purchase Delhaize Group ADSs, Exercisable

Range of exercise prices	Number Exercisable	Weighted Average Exercise Price
$13.40 - $28.91	568,650	$24.48
$29.49 - $49.81	818,420	46.65
$50.00 - $93.04	576,208	55.14

$13.40 - $93.04	1,963,278	$42.72

As of January 1, 2005, there were approximately 2.8 million shares of Delhaize Group ADSs available under the Delhaize Group stock incentive plan for future grants of incentive compensation.

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

In general, the Delhaize Group restricted ADSs and restricted stock unit awards will vest over five years from the grant dates. The weighted average grant date fair value for these shares is $46.40, $28.91 and $49.81 for fiscal years 2004, 2003 and 2002, respectively. The Company recorded compensation expense related to restricted stock of $6.1 million, $4.6 million and $7.7 million for fiscal years 2004, 2003 and 2002, respectively.

A summary of activity for restricted stock grants and restricted stock unit awards for the last three fiscal years is presented below:

2002
Outstanding at beginning of year	251,049
Granted	121,684
Released from restriction	(146,353)
Forfeited/expired	(22,306)

Outstanding at end of year	204,074

2003
Outstanding at beginning of year	204,074
Granted	249,247
Released from restriction	(52,336)
Forfeited/expired	(12,423)

Outstanding at end of year	388,562

2004
Outstanding at beginning of year	388,562
Granted	179,567
Released from restriction	(63,230)
Forfeited/expired	(3,827)

Outstanding at end of year	501,072

15. Common Stock

On January 1, 2005, 81.86% and 18.14% of the issued and outstanding Class A non-voting common stock and 80.58% and 19.42% of the issued and outstanding Class B voting common stock was held, respectively, by Delhaize Group and Delhaize The Lion America, Inc. (“DETLA”), a wholly owned subsidiary of Delhaize Group. In the aggregate, Delhaize Group and DETLA owned 100% of the Class B voting common stock and 100% of the Class A non-voting common stock.

16. Interest Expense

Interest expense consists of the following:

(Dollars in thousands)	2004	2003	2002
Interest on borrowings (net of $2.0 million, $3.3 million and $2.6 million capitalized in fiscal years 2004, 2003, and 2002, respectively)	$234,208	$238,406	$249,310
Interest on capital leases	88,719	80,009	77,251

	$322,927	$318,415	$326,561

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

In 2000, the Company entered into a joint venture with Delhaize Group regarding Food Lion Thailand (formerly known as Bel–Thai Supermarket Co., Ltd.) a supermarket company based in Thailand. On August 4, 2004, the Board of Directors of Delhaize America’s parent company, Delhaize Group, decided to divest its loss-making Thai operation, Food Lion Thailand Ltd., (“Food Lion Thailand”). Delhaize America owned, through its wholly-owned subsidiary Food Lion Thailand, Inc., a 51% interest in Food Lion Thailand and Delhaize “The Lion” Nederland BV, a Dutch subsidiary of Delhaize Group, owned the remaining 49% interest in Food Lion Thailand. Delhaize America accounted for its Food Lion Thailand investment under the equity method, and its shares of Food Lion Thailand’s operating loss for fiscal 2004 was not material to the Company’s consolidated results of operation. As a result of the decision to divest, Delhaize America recorded a charge of $1.8 million in the third quarter of fiscal 2004. Delhaize Group sold 21 of its 26 Food Lion Thailand stores in the third quarter of fiscal 2004 to Central Food Retail Company of Thailand and closed the remaining stores in August of fiscal 2004.

On November 27, 2001, the Company loaned $12 million to DETLA. This loan was amended during 2002 to extend the maturity date until November 27, 2007. Until the maturity date, DETLA will pay interest on the unpaid principal amount at a rate equal to LIBOR plus 125 basis points. The loan balance at fiscal 2004 and fiscal 2003 was $28.9 million and $24.5 million, respectively and is included in the Company’s Consolidated Balance Sheet in Non-Current Other Assets.

The consolidated balance sheet as of January 1, 2005 includes approximately $25.0 million in dividends payable to Delhaize Group. This dividend was paid to the Company’s shareholders on January 5, 2005.

19. Accounting Changes

In the second quarter of 2003, the Company changed its application of the LIFO method of accounting for store inventories from the retail method to the average item cost method. The effect of the change on the December 28, 2002 inventory valuation resulted in a decrease in inventory of $87.3 million at the beginning of fiscal year 2003. The change was made to more accurately reflect inventory value by eliminating the estimation inherent in the retail method. The cumulative effect of this change on periods prior to December 28, 2002 cannot be determined and accordingly, the effect of this change has been included as a component of cost of sales in the consolidated statement of income (loss) for the 53 weeks ended January 3, 2004. In comparison with 2002 and excluding the $87.3 million charge, the impact of changing from the retail method to the average item cost method resulted in a $8.5 million increase in cost of sales for fiscal 2003. Pro forma effects of the change for periods prior to 2003 have not been presented, as cost information is not determinable.

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

The Company closed 39 underperforming stores during fiscal 2004, as well as, 44 underperforming stores during fiscal 2003. In accordance with the provisions of SFAS No. 144, a portion of the costs associated with the closure of these stores, as well as related operating activity prior to closing for these stores, was recorded in “Loss from discontinued operations, net of tax” in the Company’s Consolidated Statement of Income (Loss).

Operating activity prior to closing for the discontinued stores is shown below:

(Dollars in thousands)	2004	2003	2002
Net sales and other revenues	$34,666	$244,486	$391,154
Net (loss)	$(6,802)	$(14,823)	$(21,643)

During the first quarter of 2004 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded a $72.8 million loss to discontinued operations ($46.4 million after taxes). The loss included an initial reserve of $53.5 million for rent, real estate taxes, common area maintenance expenses (other liabilities) and $1.9 million for severance and outplacement costs (accrued expenses). The remaining loss included property retirement (asset impairment) of $22.1 million and gains on capital lease retirements of $4.7 million. During the third quarter of 2004, the Company recorded an initial reserve of $0.1 million to discontinued operations ($0.09 million after taxes) for rent, real estate taxes, common area maintenance expenses (other liabilities). Additional discontinued operations expenses not reserved totaled $2.6 million after taxes for fiscal 2004.

During the first quarter of 2003, the Company recorded an initial reserve of $27.5 million to discontinued operations ($17.7 million after taxes) for rent, real estate taxes and common area maintenance expenses (other liabilities) and severance and outplacement costs (accrued expenses). The Company recorded property retirement (asset impairment) of $5.0 million, which was substantially offset by gains on capital lease retirements of $5.0 million. During the second quarter of 2003, the Company recorded an initial reserve of $0.3 million to discontinued operations ($0.2 million after taxes) for rent, real estate taxes and common area maintenance expenses (other liabilities) and for property retirement losses (asset impairment). Additional discontinued operations expenses not reserved totaled $6.0 million after taxes for fiscal 2003.

The following table shows the reserve balances for discontinued operations as of January 1, 2005:

(Dollars in thousands)	Other liabilities	Accrued expenses	Total
2003
Reserve balance at beginning of year	$—	$—	$—
Additions	(26,084)	(1,640)	(27,724)
Utilizations	2,667	1,640	4,307

Reserve balance at end of year	$(23,417)	$—	$(23,417)

2004
Reserve balance at beginning of year	$(23,417)	$—	$(23,417)
Additions	(53,589)	(1,941)	(55,530)
Utilizations	21,263	1,941	23,204

Reserve balance at end of year	$(55,743)	$—	$(55,743)

21. Guarantor Subsidiaries

Delhaize America, Inc. has issued 7.375% notes due 2006, 7.55% notes due 2007, 8.125% notes due 2011, 8.05% notes due 2027 and 9.000% debentures due 2031. Substantially all of Delhaize America’s subsidiaries (the “Guarantor Subsidiaries”) have fully and unconditionally, jointly and severally guaranteed this debt. The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of the Company. The non-guaranteeing subsidiaries represent less than 3% on an individual and aggregate basis of consolidated assets, pretax earnings, cash flow, and equity. Therefore, the non-guarantor subsidiaries’ information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries”. Consolidated financial information for the Company and its Guarantor Subsidiaries is as follow:

Delhaize America, Inc.

Consolidated Statements of Income (Loss)

For the Year Ended January 1, 2005

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$15,839,882	$—	$15,839,882
Cost of goods sold	—	11,751,473	—	11,751,473
Selling and administrative expenses	34,315	3,204,272	—	3,238,587

Operating (loss) income	(34,315)	884,137	—	849,822
Interest expense	223,914	99,013	—	322,927
Equity in earnings of subsidiaries	(417,005)	—	417,005	—
Net loss from extinguishment of debt	4,269	—	—	4,269
Net other loss from extinguishment of debt	231	—	—	231

Income from continuing operations before income taxes	154,276	785,124	(417,005)	522,395
(Benefit) provision for income taxes	(99,837)	312,217	—	212,380

Income before loss from discontinued operations	254,113	472,907	(417,005)	310,015
Loss from discontinued operations, net of tax	—	55,902	—	55,902

Net income	$254,113	$417,005	$(417,005)	$254,113

Delhaize America, Inc.

Consolidated Statements of Income (Loss)

For the Year Ended January 3, 2004

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$15,331,848	$—	$15,331,848
Cost of goods sold	—	11,537,712	—	11,537,712
Selling and administrative expenses	32,774	3,044,211	—	3,076,985

Operating (loss) income	(32,774)	749,925	—	717,151
Interest expense	224,766	93,649	—	318,415
Equity in earnings of subsidiaries	(343,229)	—	343,229	—

Income from continuing operations before income taxes	85,689	656,276	(343,229)	398,736
(Benefit) provision for income taxes	(97,113)	263,443	—	166,330

Income before loss from discontinued operations	182,802	392,833	(343,229)	232,406
Loss from discontinued operations, net of tax	—	38,658	—	38,658

Income before cumulative effect of changes in accounting principle	182,802	354,175	(343,229)	193,748
Cumulative effect of changes in accounting principle, net of tax	—	10,946	—	10,946

Net income	$182,802	$343,229	$(343,229)	$182,802

Delhaize America, Inc.

Consolidated Statements of Income (Loss)

For the Year Ended December 28, 2002

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$14,655,475	$—	$14,655,475
Cost of goods sold	—	10,858,383	—	10,858,383
Selling and administrative expenses	33,113	2,996,748	—	3,029,861

Operating (loss) income	(33,113)	800,344	—	767,231
Interest expense	231,501	95,060	—	326,561
Equity in earnings of subsidiaries	(131,744)	—	131,744	—
Net gain from extinguishment of debt	(6,361)	—	—	(6,361)
Net other loss from extinguishment of debt	1,550	—	—	1,550

(Loss) income from continuing operations before income taxes	(128,059)	705,284	(131,744)	445,481
(Benefit) provision for income taxes	(95,637)	267,800	—	172,163

(Loss) income before loss from discontinued operations	(32,422)	437,484	(131,744)	273,318
Loss from discontinued operations, net of tax	—	21,643	—	21,643

(Loss) income before cumulative effect of changes in accounting principle	(32,422)	415,841	(131,744)	251,675
Cumulative effect of changes in accounting principle, net of tax	—	284,097	—	284,097

Net (loss) income	$(32,422)	$131,744	$(131,744)	$(32,422)

Delhaize America, Inc.

Consolidated Balance Sheets

As of January 1, 2005

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$351,294	$148,571	$—	$499,865
Receivables, net	1,123	120,714	(849)	120,988
Receivable from affiliate	15,290	52,147	(50,001)	17,436
Inventories	—	1,144,904	—	1,144,904
Prepaid expenses	1,876	48,048	—	49,924
Other assets	—	13,472	—	13,472

Total current assets	369,583	1,527,856	(50,850)	1,846,589

Property and equipment, net	9,852	2,976,951	—	2,986,803
Goodwill, net	—	3,049,622	—	3,049,622
Other intangibles, net	—	733,194	—	733,194
Reinsurance recoverable from affiliate (Note 1)	—	136,845	—	136,845
Deferred tax asset	65,081	—	(65,081)	—
Other assets	102,694	72,525	—	175,219
Investment in and advances to subsidiaries	5,968,984	—	(5,968,984)	—

Total assets	$6,516,194	$8,496,993	$(6,084,915)	$8,928,272

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$154	$735,151	$—	$735,305
Dividend payable	25,029	—	—	25,029
Payable to affiliate	38,924	12,002	(50,001)	925
Accrued expenses	55,870	239,267	—	295,137
Capital lease obligations – current	—	40,639	—	40,639
Long-term debt – current	—	13,144	(849)	12,295
Other liabilities – current	—	40,596	—	40,596
Deferred income taxes	—	3,349	—	3,349
Income taxes payable	31,850	19,609	—	51,459

Total current liabilities	151,827	1,103,757	(50,850)	1,204,734

Long-term debt	2,794,612	71,616	—	2,866,228
Capital lease obligations	—	722,113	—	722,113
Deferred income taxes	—	315,404	(65,081)	250,323
Other liabilities	705	315,119	—	315,824

Total liabilities	2,947,144	2,528,009	(115,931)	5,359,222

Commitments and contingencies (Note 17)

Total shareholders’ equity	3,569,050	5,968,984	(5,968,984)	3,569,050

Total liabilities and shareholders’ equity	$6,516,194	$8,496,993	$(6,084,915)	$8,928,272

Delhaize America, Inc.

Consolidated Balance Sheets

As of January 3, 2004

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$147,090	$166,539	$—	$313,629
Receivables, net	1,327	110,676	(265)	111,738
Receivable from affiliate	12,086	72,138	(69,516)	14,708
Income tax receivable	11,895	—	(11,895)	—
Inventories	—	1,203,487	—	1,203,487
Prepaid expenses	2,409	38,177	—	40,586
Deferred tax assets	—	26,491	—	26,491
Other assets	—	9,936	—	9,936

Total current assets	174,807	1,627,444	(81,676)	1,720,575

Property and equipment, net	7,222	2,973,233	—	2,980,455
Goodwill, net	—	2,895,541	—	2,895,541
Other intangibles, net	—	775,830	—	775,830
Reinsurance recoverable from affiliate (Note 1)	—	129,869	—	129,869
Deferred tax asset	68,378	—	(68,378)	—
Other assets	85,890	82,223	—	168,113
Investment in and advances to subsidiaries	5,964,277	—	(5,964,277)	—

Total assets	$6,300,574	$8,484,140	$(6,114,331)	$8,670,383

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$663	$747,298	$—	$747,961
Payable to affiliate	57,638	13,996	(69,516)	2,118
Accrued expenses	53,414	238,836	—	292,250
Capital lease obligations – current	—	35,686	—	35,686
Long-term debt – current	—	13,301	(265)	13,036
Other liabilities – current	—	26,627	—	26,627
Income taxes payable	—	39,157	(11,895)	27,262

Total current liabilities	111,715	1,114,901	(81,676)	1,144,940

Long-term debt	2,842,832	94,653	—	2,937,485
Capital lease obligations	—	685,852	—	685,852
Deferred income taxes	—	318,347	(68,378)	249,969
Other liabilities	313	306,110	—	306,423

Total liabilities	2,954,860	2,519,863	(150,054)	5,324,669

Commitments and contingencies (Note 17)

Total shareholders’ equity	3,345,714	5,964,277	(5,964,277)	3,345,714

Total liabilities and shareholders’ equity	$6,300,574	$8,484,140	$(6,114,331)	$8,670,383

Delhaize America, Inc.

Consolidated Statements of Cash Flows

For the Year Ended January 1, 2005

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(29,190)	$936,993	$907,803

Cash flows from investing activities
Capital expenditures	(3,563)	(410,134)	(413,697)
Investment in Victory, net of cash acquired	—	(178,806)	(178,806)
Proceeds from sale of property	—	32,496	32,496
Other investment activity	(33,544)	(297)	(33,841)

Net cash used in investing activities	(37,107)	(556,741)	(593,848)

Cash flows from financing activities
Principal payments on long-term debt	(44,112)	(26,108)	(70,220)
Principal payments under capital lease obligations	—	(35,672)	(35,672)
Transfer from escrow to fund long-term debt	—	8,577	8,577
Net change in advances to subsidiaries	345,017	(345,017)	—
Parent common stock repurchased	(40,114)	—	(40,114)
Proceeds from stock options exercised	9,710	—	9,710

Net cash provided by (used in) financing activities	270,501	(398,220)	(127,719)

Net increase in cash and cash equivalents	204,204	(17,968)	186,236
Cash and cash equivalents at beginning of year	147,090	166,539	313,629

Cash and cash equivalents at end of year	$351,294	$148,571	$499,865

Delhaize America, Inc.

Consolidated Statements of Cash Flows

For the Year Ended January 3, 2004

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(205,322)	$944,451	$739,129

Cash flows from investing activities Capital expenditures	(16)	(379,444)	(379,460)
Investment in Harveys, net of cash acquired	(31,924)	194	(31,730)
Proceeds from sale of property	—	34,370	34,370
Other investment activity	(31,481)	1,844	(29,637)

Net cash used in investing activities	(63,421)	(343,036)	(406,457)

Cash flows from financing activities Financing lease	—	10,400	10,400
Principal payments on long-term debt	(10,600)	(20,501)	(31,101)
Principal payments under capital lease obligations	—	(32,513)	(32,513)
Escrow funding for Senior Notes	—	(86,592)	(86,592)
Transfer from escrow to fund long-term debt	—	2,283	2,283
Taxes paid on capital contribution	(4,692)	—	(4,692)
Net change in advances to subsidiaries	427,593	(427,593)	—
Termination of interest rate swap	(2,653)	—	(2,653)
Parent common stock repurchased	(7,817)	—	(7,817)
Proceeds from stock options exercised	2,001	—	2,001

Net cash provided by (used in) financing activities	403,832	(554,516)	(150,684)

Net increase in cash and cash equivalents	135,089	46,899	181,988
Cash and cash equivalents at beginning of year	12,001	119,640	131,641

Cash and cash equivalents at end of year	$147,090	$166,539	$313,629

Delhaize America, Inc.

Consolidated Statements of Cash Flows

For the Year Ended December 28, 2002

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(266,592)	$1,114,983	$848,391

Cash flows from investing activities Capital expenditures	(13)	(484,960)	(484,973)
Proceeds from sale of property	—	17,305	17,305
Other investment activity	(9,888)	5,449	(4,439)

Net cash used in investing activities	(9,901)	(462,206)	(472,107)

Cash flows from financing activities
Net payments under short-term borrowings	(140,000)	—	(140,000)
Principal payments on long-term debt	(99,840)	(18,615)	(118,455)
Principal payments under capital lease obligations	—	(30,237)	(30,237)
Net change in advances to subsidiaries	602,309	(602,309)	—
Dividends paid	(86,023)	—	(86,023)
Parent common stock repurchased	(11,720)	—	(11,720)
Proceeds from stock options exercised	4,586	—	4,586

Net cash provided by (used in) financing activities	269,312	(651,161)	(381,849)

Net (decrease) increase in cash and cash equivalents	(7,181)	1,616	(5,565)
Cash and cash equivalents at beginning of year	19,182	118,024	137,206

Cash and cash equivalents at end of year	$12,001	$119,640	$131,641

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Delhaize America, Inc.

Salisbury, North Carolina

We have audited the accompanying consolidated balance sheets of Delhaize America, Inc. and subsidiaries (the “Company”) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of income (loss), shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended January 1, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delhaize America, Inc. and subsidiaries at January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to comply with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles Assets”. Also, as discussed in Note 19 to the financial statements, in 2003, the Company changed its method of accounting for inventory from the retail method to the average item cost method and changed its method of accounting for vendor consideration received to comply with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

March 31, 2005

Results by Quarter

(unaudited)

(Dollars in thousands)

2004	First Quarter (13 Weeks)	Second Quarter (13 Weeks)	Third Quarter (13 Weeks)	Fourth Quarter (13 Weeks)
Net sales and other revenues	$3,853,639	$3,994,996	$3,989,177	$4,002,070
Cost of goods sold	2,856,673	2,971,291	2,945,824	2,977,685
Selling and administrative expenses	788,524	803,289	818,637	828,137
Operating income	208,442	220,416	224,716	196,248
Net income	$23,598	$86,156	$87,333	$57,026

2003	First Quarter (13 Weeks)	Second Quarter (13 Weeks)	Third Quarter (13 Weeks)	Fourth Quarter (14 Weeks)
Net sales and other revenues	$3,624,078	$3,739,005	$3,818,252	$4,150,513
Cost of goods sold	2,746,060	2,805,951	2,870,153	3,115,548
Selling and administrative expenses	738,239	750,046	762,925	825,775
Operating income	139,779	183,008	185,174	209,190
Net income	$3,562	$60,628	$63,126	$55,486

Note: Cost of goods sold includes an initial $87.3 million (0.57% of sales) charge in the first quarter of 2003 related to the conversion in inventory accounting from the retail method to the average item cost method at the Food Lion and Kash n’ Karry banners. The cumulative effects of changes in accounting principle are discussed below (see Note 19 of the Company’s Consolidated Financial Statements for further discussion).

Note results by quarter are restated to exclude discontinued operations.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of January 1, 2005, an evaluation was carried out under the supervision and with the participation of Delhaize America’s management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of January 1, 2005. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B. Other Information.

None.

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

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 13. Certain Relationships and Related Transactions.

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14. Principal Accounting Fees and Services.

Deloitte & Touche LLP was appointed by the Audit Committee of Delhaize Group’s Board of Directors as our independent auditors. Deloitte & Touche LLP and its affiliates (collectively, “Deloitte”) billed Delhaize America the following aggregate amounts for the indicated types of services provided during 2004 and 2003:

	2004	2003
Audit fees	$713,763	$681,581
Audit-related fees	567,282	490,199
Tax fees	326,446	1,544,610
All other fees	—	—

Total	$1,607,491	$2,716,390

•	Audit Fees. Represents fees for professional services provided for the audit of Delhaize America’s annual financial statements and review of Delhaize America’s quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings.

•	Audit-Related Fees. Represents fees for employee benefit plan audits, consultation on accounting pronouncements and internal and financial reporting standards. Note these fees for fiscal 2004 include amounts paid on behalf of Delhaize Group.

•	Tax Fees. Represents fees for professional services provided primarily for tax advice and consulting. Certain amounts included in 2003 relate to services performed in prior years, which became billable in 2003.

Delhaize America is wholly-owned by Delhaize Group, a foreign private issuer with American Depositary Shares listed on the New York Stock Exchange that files reports with the Securities and Exchange Commission.

Pursuant to the Delhaize Group Audit Committee Charter, the Delhaize Group Audit Committee (the “Audit Committee”) is directly responsible for the appointment, compensation and oversight of our independent auditor, Deloitte & Touche.

Under its pre-approval policy, the Audit Committee pre-approves all audit services and non-audit services to be provided by our independent auditor. The Audit Committee may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented at the next Audit Committee meeting.

Each audit or non-audit service that is approved by the Audit Committee (excluding tax services performed in the ordinary course of our business) is reflected in a written engagement letter or writing specifying the services to be performed and the cost of such services, which is signed by either a member of the Audit Committee or by an officer of Delhaize Group authorized by the Audit Committee to sign on behalf of Delhaize Group.

The Audit Committee will not approve any prohibited non-audit service or any non-audit service that individually or in the aggregate may impair, in the Audit Committee’s opinion, the independence of our independent auditor.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements:

PAGES
Consolidated Statements of Income (Loss) for fiscal year 2004 ended January 1, 2005, for fiscal year 2003 ended January 3, 2004, and for fiscal year 2002 ended December 28, 2002	27
Consolidated Balance Sheets, as of January 1, 2005 and January 3, 2004	28
Consolidated Statements of Cash Flows for fiscal year 2004 ended January 1, 2005, for fiscal year 2003 ended January 3, 2004, and for fiscal year 2002 ended December 28, 2002	29

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the fiscal year 2004 ended January 1, 2005, for the fiscal year 2003 ended January 3, 2004, and for the fiscal year 2002 ended December 28, 2002

30-31
Notes to Consolidated Financial Statements	32-72
Report of Independent Registered Public Accounting Firm	73
Results by Quarter (unaudited)	74

2. Other:

All other schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

3. Exhibits:

Exhibit No.	Description
2	Agreement and Plan of Share Exchange dated as of November 16, 2000 between Etablissements Delhaize Frères et Cie “Le Lion” S. A. and the Company, as amended (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form F-4 of Etablissements Delhaize Frères et Cie “Le Lion” S. A. dated March 23, 2001) (Registration No. 333-13302)

3(a)	Articles of Incorporation, together with all amendments thereto (through May 5, 1988)(incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

3(b)	Articles of Amendment to Articles of Incorporation, effective as of September 9, 1999 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 7, 1999) (SEC File No. 1-15275)

3(c)	Articles of Amendment to Articles of Incorporation, effective as of April 25, 2001 (incorporated by reference to Exhibit 3(c) of the Company’s Annual Report on Form 10-K dated March 29, 2002) (SEC File No. 0-6080)

3(d)	Bylaws of the Company effective May 25, 2001 (incorporated by reference to Exhibit 3(d) of the Company’s Annual Report on Form 10-K dated March 29, 2002) (SEC File No. 0-6080)

4(a)	Indenture dated as of August 15, 1991, between the Company and The Bank of New York, as Trustee, providing for the issuance of an unlimited amount of debt securities in one or more series (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

4(b)	Form of Food Lion, Inc. Medium Term Note (Global Fixed Rate) (incorporated by reference to Exhibit 4(b) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

4(c)	Indenture, dated as of April 15, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4(d)	First Supplemental Indenture, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4(e)	Second Supplemental Indenture, dated as of September 6, 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash n’ Karry/Sweetbay Food Stores, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(e) of the Company’s Registration Statement on Form S-4 dated September 17, 2001) (Registration No. 333-69520)

4(f)	Form of Third Supplemental Indenture, dated as of November , 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash `n Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop `n Save-Mass., Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(f) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)

4(g)	Registration Rights Agreement, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and Salomon Smith Barney, Inc., Chase Securities Inc. and Deutsche Banc Alex. Brown, in their respective capacities as initial purchasers and as representatives of the other initial purchasers (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4(h)	Fourth Supplemental Indenture, dated March 10, 2004 and effective as of December 31, 2003, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co. Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop ‘n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannford Licensing Corp. and The Bank of New York (incorporated by reference to Exhibit 4(h) of the Company’s Annual Report on Form 10-K dated April 2, 2004) (SEC File No. 0-6080)

4(i)	Second Supplemental Indenture, dated as of May 12, 2004, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co, Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop’n

Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannford Licensing Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(b) of the Company’s Quarterly Report on Form 10-Q dated May 18, 2004) (SEC File No. 0-6080)

10(a)	U.S. Distribution Agreement dated August 20, 1991, between the Company and Goldman, Sachs & Co. and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount of the Company’s Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

10(b)	License Agreement between the Company and Etablissements Delhaize Frères et Cie “Le Lion” S.A. dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company’s Annual Report on Form 10-K dated March 31, 1994) (SEC File No. 0-6080)

10(c)	License Agreement, dated as of June 19, 1997, among the Company, Kash n’ Karry/Sweetbay Food Stores, Inc., and Etablissements Delhaize Frères et Cie “Le Lion” S.A. (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated July 25, 1997) (SEC File No. 0-6080)

10(d)	First Supplement Indenture dated as of April 21, 1997, among Food Lion Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 0-6080)

10(e)	Underwriting Agreement dated as of April 16, 1997, between Food Lion, Inc. and Salomon Brothers, Inc. for itself and as representative for NationsBanc Capital Markets Inc. (incorporated by reference to Exhibit 10(b) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 0-6080)

10(f)	Agreement, dated as of January 4, 1998, between Etablissements Delhaize Frères et Cie “Le Lion” S.A. and the Company (incorporated by reference to 10(af) of the Company’s Annual Report on Form 10-K dated April 8, 1998) (SEC File No. 0-6080)

10(g)	Amended and Restated Credit Agreement dated as of January 26, 2000 and amended and restated as of December 20, 2002 among Delhaize America, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, as Issuing Bank and as Administrative Agent, relating to $350,000,000 5-Year Revolving Credit Facility (incorporated by reference to 10(z) of the Company’s Annual Report on Form 10-K dated March 27, 2003) (SEC File No. 0-6080)

10(h)	Guaranty, dated as of April 19, 2001, by Food Lion, LLC in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(an) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(i)	Guaranty, dated as of September 6, 2001, by Hannaford Bros. Co. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(as) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(j)	Guaranty, dated as of September 6, 2001, by Kash N’ Karry Food Stores, Inc. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(au) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(k)	Form of Additional Guaranty, dated as of November , 2001, by FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop `N Save-Mass., Inc., Hannaford Procurement Corp. and Boney Wilson & Sons, Inc. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(ay) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)

18	Preferability Letter from Deloitte & Touche LLP (incorporated by reference to Exhibit 18 of the Company’s Quarterly Report on Form 10-Q dated August 12, 2003) (SEC File No. 000-06080)

23	Consent of Deloitte & Touche LLP

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31(b)	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32	Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

99	Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delhaize America, Inc.

Date: April 1, 2005	By:	/s/ Carol M. Herndon
Carol M. Herndon
Executive Vice President of Accounting and Analysis and Chief Accounting Officer Principal Accounting Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: April 1, 2005	By:	/s/ Carol H. Herndon
Carol M. Herndon Executive Vice President of Accounting and Analysis and Chief Accounting Officer Principal Accounting Officer and Principal Financial Officer

Date: April 1, 2005	By:	/s/ Pierre-Olivier Beckers
Pierre-Olivier Beckers Chairman and Chief Executive Officer Director

Date: April 1, 2005	By:	/s/ Robert J. Murray
Robert J. Murray Director

Date: April 1, 2005	By:	/s/ William L. Roper
William L. Roper Director

EXHIBIT INDEX

to

ANNUAL REPORT ON FORM 10-K of

Delhaize America, Inc.

For the Fiscal Year Ended January 1, 2005

Exhibit No.	Description
2	Agreement and Plan of Share Exchange dated as of November 16, 2000 between Etablissements Delhaize Frères et Cie “Le Lion” S. A. and the Company, as amended (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form F-4 of Etablissements Delhaize Frères et Cie “Le Lion” S. A. dated March 23, 2001) (Registration No. 333-13302)

3(a)	Articles of Incorporation, together with all amendments thereto (through May 5, 1988)(incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

3(b)	Articles of Amendment to Articles of Incorporation, effective as of September 9, 1999 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 7, 1999) (SEC File No. 1-15275)

3(c)	Articles of Amendment to Articles of Incorporation, effective as of April 25, 2001 (incorporated by reference to Exhibit 3(c) of the Company’s Annual Report on Form 10-K dated March 29, 2002) (SEC File No. 0-6080)

3(d)	Bylaws of the Company effective May 25, 2001 (incorporated by reference to Exhibit 3(d) of the Company’s Annual Report on Form 10-K dated March 29, 2002) (SEC File No. 0-6080)

4(a)	Indenture dated as of August 15, 1991, between the Company and The Bank of New York, as Trustee, providing for the issuance of an unlimited amount of debt securities in one or more series (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

4(b)	Form of Food Lion, Inc. Medium Term Note (Global Fixed Rate) (incorporated by reference to Exhibit 4(b) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

4(c)	Indenture, dated as of April 15, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4(d)	First Supplemental Indenture, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4(e)	Second Supplemental Indenture, dated as of September 6, 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash n’ Karry/Sweetbay Food Stores, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(e) of the Company’s Registration Statement on Form S-4 dated September 17, 2001) (Registration No. 333-69520)

4(f)	Form of Third Supplemental Indenture, dated as of November , 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash `n Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington,

Inc., Shop `n Save-Mass., Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(f) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)

4(g)	Registration Rights Agreement, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and Salomon Smith Barney, Inc., Chase Securities Inc. and Deutsche Banc Alex. Brown, in their respective capacities as initial purchasers and as representatives of the other initial purchasers (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4 (h)	Fourth Supplemental Indenture, dated March 10, 2004 and effective as of December 31, 2003, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co. Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop ‘n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannford Licensing Corp. and The Bank of New York (incorporated by reference to Exhibit 4(h) of the Company’s Annual Report on Form 10-K dated April 2, 2004) (SEC File No. 0-6080)

4(i)	Second Supplemental Indenture, dated as of May 12, 2004, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co, Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop’n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannford Licensing Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(b) of the Company’s Quarterly Report on Form 10-Q dated May 18, 2004) (SEC File No. 0-6080)

10(a)	U.S. Distribution Agreement dated August 20, 1991, between the Company and Goldman, Sachs & Co. and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount of the Company’s Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

10(b)	License Agreement between the Company and Etablissements Delhaize Frères et Cie “Le Lion” S.A. dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company’s Annual Report on Form 10-K dated March 31, 1994) (SEC File No. 0-6080)

10(c)	License Agreement, dated as of June 19, 1997, among the Company, Kash n’ Karry/Sweetbay Food Stores, Inc., and Etablissements Delhaize Frères et Cie “Le Lion” S.A. (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated July 25, 1997) (SEC File No. 0-6080)

10(d)	First Supplement Indenture dated as of April 21, 1997, among Food Lion Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 0-6080)

10(e)	Underwriting Agreement dated as of April 16, 1997, between Food Lion, Inc. and Salomon Brothers, Inc. for itself and as representative for NationsBanc Capital Markets Inc. (incorporated by reference to Exhibit 10(b) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 0-6080)

10(f)	Agreement, dated as of January 4, 1998, between Etablissements Delhaize Frères et Cie “Le Lion” S.A. and the Company (incorporated by reference to 10(af) of the Company’s Annual Report on Form 10-K dated April 8, 1998) (SEC File No. 0-6080)

10(g)	Amended and Restated Credit Agreement dated as of January 26, 2000 and amended and restated as of December 20, 2002 among Delhaize America, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, as Issuing Bank and as Administrative Agent, relating to $350,000,000 5-Year Revolving Credit Facility (incorporated by reference to 10(z) of the Company’s Annual Report on Form 10-K dated March 27, 2003) (SEC File No. 0-6080)

10(h)	Guaranty, dated as of April 19, 2001, by Food Lion, LLC in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(an) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(i)	Guaranty, dated as of September 6, 2001, by Hannaford Bros. Co. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(as) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(j)	Guaranty, dated as of September 6, 2001, by Kash N’ Karry Food Stores, Inc. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(au) of Amendment No. 1 to the Company’s Registration Statement on Form S-4 dated October 26, 2001) (Registration No. 333-69520)

10(k)	Form of Additional Guaranty, dated as of November , 2001, by FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop `N Save-Mass., Inc., Hannaford Procurement Corp. and Boney Wilson & Sons, Inc. in favor of Morgan Guaranty Trust Company Of New York, as Administrative Agent, relating to the $500,000,000 5-Year Credit Agreement dated as of January 26, 2000 (incorporated by reference to Exhibit 10(ay) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)

18	Preferability Letter from Deloitte & Touche LLP (incorporated by reference to Exhibit 18 of the Company’s Quarterly Report on Form 10-Q dated August 12, 2003) (SEC File No. 000-06080)

23	Consent of Deloitte & Touche LLP

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31(b)	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32	Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

99	Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K