Form 10-Q
period 2005-04-02
DELHAIZE AMERICA INC
filed 2005-05-17
CIK 37912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

Outstanding shares of common stock of the Registrant as of May 17, 2005.

Class A Common Stock –	91,270,348,481
Class B Common Stock –	75,468,935

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF

FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELHAIZE AMERICA, INC.

INDEX TO FORM 10-Q

April 2, 2005

Unless the context otherwise requires, the terms “Delhaize America,” the “Company,” “we,” “us” and “our” refer to Delhaize America, Inc., a North Carolina corporation together with its consolidated subsidiaries.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes or incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995 about Delhaize America that are subject to risks and uncertainties. All statements included in this quarterly report on Form 10-Q, other than statements of historical fact, which address activities, events or developments that Delhaize America expects or anticipates will or may occur in the future, including, without limitation, statements regarding expansion and growth of its business, anticipated store openings and renovations, future capital expenditures, projected revenue growth or synergies resulting from the share exchange transaction with Delhaize Group, and business strategy, are forward-looking statements. These forward-looking statements generally can be identified as statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases.

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date this quarterly report on Form 10-Q is filed with the Securities and Exchange Commission. We assume no obligation to update or revise them. Important factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	The grocery retailing industry continues to experience significant competition from other food retailers, supercenters, mass merchandisers, club or warehouse stores, drug stores and restaurants. Our continued success is dependent upon our ability to compete in this industry, develop and implement retailing strategies and continue to reduce operating expenses. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could impact our sales and net income.

•	Our future results could be adversely affected due to pricing and promotional activities of existing and new competitors, including non-traditional food retailers; our response actions; the state of the economy, including inflationary or deflationary trends in certain commodities; recessionary times in the economy; and our ability to sustain the cost reductions that we have identified and implemented.

•	Our ability to achieve our cost savings goals could be affected by, in addition to other factors described herein, our ability to achieve productivity improvements, shrink reduction, efficiencies in our distribution centers, and other efficiencies created by our logistics projects.

•	Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, and employment and job growth in the markets in which we operate may affect our ability to hire and train qualified employees to operate our stores. This could negatively affect earnings and sales growth. General economic changes may also affect the shopping habits of our customers, which could affect sales and earnings.

•	Consolidation in the food industry is likely to continue and the effects on our business, favorable or unfavorable, cannot be foreseen.

•	Our ability to integrate any companies we acquire or have acquired and achieve operating improvements at those companies may affect our financial results.

•	Increases in the cost of inputs, such as utility costs, fuel costs or raw material costs and increased product costs, and increased labor and labor related (e.g., health and welfare and pension) costs could negatively impact our results.

•	Adverse weather conditions could increase the cost our suppliers charge for their products, decrease or increase the customer demand for certain products, interrupt operations at affected stores, or interrupt operations of our suppliers.

•	We are subject to labor relations issues, including union organizing activities that could result in an increase in costs or lead to a strike, thus impairing operations and decreasing sales. We are also subject to labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, and environmental laws may have a material impact on our financial statements.

•	Our future results could be adversely affected by issues affecting the food distribution and retail industry generally, such as food safety concerns, an increase in consumers eating away from home and the manner in which vendors target their promotional dollars.

•	Our comparable store sales growth could be affected by competitors’ openings.

•	We have estimated our exposure to the claims and litigation arising in the normal course of business and believe we have made adequate provisions for them. Unexpected outcomes in these matters could result in an adverse effect on our financial statements.

•	We continue to experience both federal and state audits of income tax filings, which we consider to be part of our ongoing business activity. While the ultimate outcome of these federal and state audits is not certain, we have considered the merits of our defenses in our overall evaluation of potential tax liabilities and believe we have adequate liabilities recorded in our consolidated financial statements for potential exposures on these matters. Unexpected outcomes in these matters could result in an adverse effect on our financial statements.

•	Interest expense on variable rate borrowings will vary with changes in capital markets and the amount of debt that we have outstanding. However, the majority of our long-term notes payable bear an effective fixed interest rate. On this debt, we bear the risk that the required payments will exceed those based on current market rates.

•	Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, or if significant projects are not completed in the time frame expected or on budget.

•	Depreciation and amortization expenses may vary from our estimates due to the timing of new store openings and remodels.

•	LIFO charges and credits will be affected by changes in the cost of inventory.

•	We are self-insured for workers’ compensation, general liability and auto claims. Maximum retention, including defense costs per occurrence, ranges from (i) $0.5 million to $1.0 million per accident for workers’ compensation, (ii) $5.0 million per accident for automobile liability and (iii) $3.0 million per accident for general liability, with an additional $5.0 million retention in excess of the primary $3.0 million general liability retention for druggist liability. We are insured for costs related to covered claims, including defense costs, in excess of these retentions. It is possible that the final resolution of some of these claims may require us to make significant expenditures in excess of our existing reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated. Pursuant to our self-insurance program, self-insured reserves related to workers’ compensation, general liability and auto coverage are reinsured by Pride Reinsurance Company (“Pride”), an Irish reinsurance captive, owned by an affiliated company of Delhaize Group. Premiums are transferred annually to Pride through Delhaize Insurance Co., a subsidiary of Delhaize America.

•	Our access to capital markets on favorable terms and our leasing costs could be negatively affected by our financial performance and by conditions of the financial markets.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

For the 13 weeks ended April 2, 2005 and April 3, 2004

(Dollars in thousands)

	13 Weeks Ended April 2, 2005	13 Weeks Ended April 3, 2004
Net sales and other revenues	$4,026,735	$3,853,639
Cost of goods sold	2,967,145	2,856,673
Selling and administrative expenses	854,088	788,524

Operating income	205,502	208,442
Interest expense	80,871	80,052

Income from continuing operations before income taxes	124,631	128,390
Provision for income taxes	52,892	51,067

Income from continuing operations	71,739	77,323
Loss from discontinued operations, net of tax	2,193	53,725

Net income	$69,546	$23,598

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of April 2, 2005 and January 1, 2005

(Dollars in thousands)

	April 2, 2005	January 1, 2005
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$576,222	$499,865
Receivables, net	113,598	120,988
Receivable from affiliate	12,647	17,436
Inventories	1,152,182	1,144,904
Prepaid expenses	96,461	49,924
Other assets	13,220	13,472

Total current assets	1,964,330	1,846,589

Property and equipment, net	2,995,401	2,986,803
Goodwill	3,049,459	3,049,622
Other intangibles, net	723,559	733,194
Reinsurance recoverable from affiliate	140,115	136,845
Other assets	166,709	175,219

Total assets	$9,039,573	$8,928,272

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$717,731	$735,305
Dividend payable	—	25,029
Payable to affiliate	—	925
Accrued expenses	349,910	295,137
Capital lease obligations - current	41,288	40,639
Long term debt - current	12,252	12,295
Other liabilities - current	33,999	40,596
Deferred income taxes	1,157	3,349
Income taxes payable	102,901	51,459

Total current liabilities	1,259,238	1,204,734

Long-term debt	2,855,339	2,866,228
Capital lease obligations	731,970	722,113
Deferred income taxes	242,589	250,323
Other liabilities	313,456	315,824

Total liabilities	5,402,592	5,359,222

Commitments and contingencies (Note 14)

Shareholders’ equity:

Class A non-voting common stock	163,076	163,076
Class B voting common stock	37,736	37,736
Accumulated other comprehensive loss, net of tax	(53,930)	(55,234)
Additional paid-in capital	2,499,614	2,491,560
Retained earnings	990,485	931,912

Total shareholders’ equity	3,636,981	3,569,050

Total liabilities and shareholders’ equity	$9,039,573	$8,928,272

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the 13 weeks ended April 2, 2005 and April 3, 2004

(Dollars in thousands)

	13 Weeks Ended April 2, 2005	13 Weeks Ended April 3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$69,546	$23,598
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loss on disposal of discontinued operations	—	72,842
Depreciation and amortization	118,610	116,091
Depreciation and amortization - discontinued operations	—	890
Amortization of debt fees/costs	487	498
Amortization of debt premium	386	383
Amortization of deferred loss on derivative	2,090	2,111
Amortization and termination of restricted shares	1,070	948
Transfer from escrow to fund interest, net of accretion	656	(490)
Accrued interest on interest rate swap	(1,351)	(3,306)
Net loss (gain) on disposals of property and capital lease terminations	955	(743)
Stock compensation expense	4,734	—
Deferred income tax provision (benefit)	(10,720)	1,102
Other	10	13
Changes in operating assets and liabilities which provided (used) cash:
Receivables	7,390	(4,965)
Net receivable from affiliate	3,864	1,484
Inventories	(7,278)	56,256
Prepaid expenses	(46,537)	(41,949)
Other assets	607	1,470
Accounts payable	(17,614)	(33,373)
Accrued expenses	54,774	32,712
Income taxes payable	55,288	16,330
Excess tax benefits related to stock options	(3,683)	—
Other liabilities	(12,235)	(4,448)

Total adjustments	151,503	213,856

Net cash provided by operating activities	221,049	237,454

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(101,666)	(58,263)
Proceeds from sale of property	2,329	4,692
Other investment activity	(279)	(2,513)

Net cash used in investing activities	(99,616)	(56,084)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(5,876)	(2,318)
Principal payments under capital lease obligations	(11,082)	(8,488)
Dividends paid	(25,029)	—
Transfer from escrow to fund long-term debt	5,636	2,808
Parent common stock repurchased	(14,878)	(4,999)
Proceeds from stock options exercised	2,470	1,024
Excess tax benefits related to stock options	3,683	—

Net cash used in financing activities	(45,076)	(11,973)

Net increase in cash and cash equivalents	76,357	169,397
Cash and cash equivalents at beginning of year	499,865	313,629

Cash and cash equivalents at end of period	$576,222	$483,026

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1) Basis of Presentation:

The accompanying condensed consolidated financial statements are presented in accordance with the requirements for Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Annual Report on Form 10-K of Delhaize America, Inc. (“Delhaize America” or the “Company”). Accordingly, the reader of this Form 10-Q should refer to the Company’s Form 10-K for the year ended January 1, 2005 for further information. Reclassifications and restatements for discontinued operations have been made for all current and historical information presented herein from that contained in the Company’s prior SEC filings on Forms 10-Q and 10-K.

The financial information presented herein has been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, the financial information includes all adjustments, including normal recurring items, necessary for a fair presentation of interim results.

2) Supplemental Disclosure of Cash Flow Information:

Selected cash payments and non-cash activities during the period were as follows:

(Dollars in thousands)	13 Weeks Ended April 2, 2005	13 Weeks Ended April 3, 2004
Cash payments for income taxes, net of refunds	$6,997	$2,893
Cash payments for interest, net of amounts capitalized	20,458	23,284
Non-cash investing and financing activities:
Capitalized lease obligations incurred for store properties and equipment	22,312	3,300
Capitalized lease obligations terminated for store properties and equipment	726	—
Change in reinsurance recoverable and other liabilities	3,270	2,921
Reduction of income taxes payable and goodwill for tax adjustments	163	937

3) Inventories

Inventories are stated at the lower of cost or market. Inventories valued using the Last-in, First-out (“LIFO”) method comprised approximately 76% of inventories both on April 2, 2005 and January 1, 2005, respectively. Meat, produce, deli-bakery and seafood inventories are valued on the average cost method rather than the LIFO method. If the Company did not report under the LIFO method, inventories would have been $43.4 million and $40.2 million greater as of April 2, 2005 and January 1, 2005, respectively. Application of the LIFO method resulted in increases in cost of goods sold of $3.2 million and $1.3 million for the 13 weeks ended April 2, 2005 and April 3, 2004, respectively. The Company evaluates inventory shrinkage throughout the year based on actual physical counts in its stores and distribution centers and records adjustments based on the results of these counts to provide for the estimated shrinkage as of the balance sheet date.

4) Supplier Allowances

The Company receives allowances, credits and income from suppliers primarily for volume incentives, new product introductions, in-store promotions and co-operative advertising. Volume incentives are based on contractual arrangements generally covering a period of one year or less and have been included in the cost of inventory and recognized as earned in cost of sales when the product is sold. New product introduction allowances compensate the Company for costs incurred associated with product handling and have been deferred and recognized as a reduction in cost of sales over the product introductory period. Non-refundable credits from suppliers for in-store promotions such as product displays require related activities by the Company. Similarly, co-operative advertising requires the Company to conduct the related advertising. In-store promotion and co-operative advertising income is recorded as a reduction in the cost of inventory and recognized in cost of sales when the product is sold unless the allowance represents the reimbursement of a specific, incremental and identifiable cost incurred by the Company to sell the vendor’s product. The Company has reviewed the funding received from vendors for in-store promotions and co-operative advertising and concluded that these arrangements are primarily for general advertising purposes and not the reimbursement of a specific, incremental and identifiable cost incurred by the Company.

Total supplier allowances recognized for the 13 weeks ended April 2, 2005 and April 3, 2004, are shown below:

(Dollars in thousands)	13 weeks ended April 2, 2005	13 weeks ended April 3, 2004
Allowances credited to cost of inventory	$27,004	$25,010
Other allowances	36,106	37,297

Total supplier allowances	$63,110	$62,307

5) Reclassification

Certain financial statement items previously reported have been reclassified to conform to the current period’s presentation.

6) Accounting for Stock-Based Compensation

The Company participates in a stock option plan of its parent company, the Delhaize Group 2002 stock incentive plan (the “Delhaize Group Plan”), under which incentive stock options to purchase Delhaize Group American Depository Shares (“ADSs”) may be granted to officers and key employees at prices equal to fair market value on the date of the grant. Options become exercisable as determined by the Board of Directors of Delhaize Group on the date of grant, provided that no option may be exercised more than ten years after the date of grant. Under the Delhaize Group Plan, the exercise of options by an optionee results in the issuance of new Delhaize Group ordinary shares through a capital increase of the Company’s parent, Delhaize Group. In connection with the exercise of an option, the optionee pays the exercise price to Delhaize Group. Additionally, the Company pays Delhaize Group an amount equal to the difference between the exercise price of the option and the fair market value of the ADSs on the date of exercise, which totaled $9.4 million for the quarter ended April 2, 2005.

Additionally, there are still options to purchase Delhaize Group ADSs outstanding under a 1996 Food Lion Plan, 1988 and 1998 Hannaford Plans and a 2000 Delhaize America Plan (collectively, the “Prior Plans”); however, the Company can no longer grant options under these plans. The terms and conditions of these plans are substantially consistent with the current Delhaize Group Plan. During the quarter ended April 2, 2005, the Company acquired 71,842 ADSs to support the exercise of options under the Prior Plans for $5.2 million.

The Company also has restricted stock (Delhaize Group restricted ADSs) awards and restricted stock unit awards outstanding for executive employees. Restricted stock unit awards represent the right to receive the number of ADSs set forth in the award at the vesting date. Unlike awards of restricted stock, no ADSs are issued with respect to these awards until the applicable vesting dates. In May 2002, the Company ceased granting restricted stock awards and began granting restricted stock unit awards under its 2002 Restricted Stock Unit Award Plan. The Company plans to repurchase ADSs on the open market to support vesting of awards under the 2002 Restricted Stock Unit Award Plan.

On January 2, 2005, the Company early adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“Statement 123R”), requiring the Company to recognize expense related to the fair value of its employee share-based awards. The Company will recognize the cost of all share-based awards on a graded method over the vesting period of the awards prospectively beginning with fiscal year 2005 stock compensation grants. In accordance with the provisions of FAS 123R, total stock option expense totaled $4.7 million ($4.4 million, net of tax) for the quarter ended April 2, 2005. The Company recorded compensation expense related to restricted stock expense of $1.1 million ($.7 million, net of tax) and $.9 million ($.5 million, net of tax) for the 13 weeks ended April 2, 2005 and April 3, 2004, respectively.

Prior to January 2, 2005, the Company accounted for the Delhaize Group Plan under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”. No compensation cost was recognized in the income statement for stock options prior to fiscal year 2005, as all options granted under the Delhaize Group Plan have an exercise price equal to the market value of the underlying Delhaize Group ADSs on the date of grant. Historically, for purposes of the disclosures required by the original provisions of SFAS No. 123, the straight-line method was used to allocate the option valuation amounts evenly over their respective vesting schedules. The Company elected to apply the revised standard using the modified prospective transition method. Under this transition method, compensation cost recognized in fiscal year 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 2, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 2, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company is not required to restate financial statements for any prior interim and fiscal years.

In accordance with FAS 123R, the cash flows resulting from the tax benefits that relate to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) have been classified as financing cash flows. This excess tax benefit for the first quarter of 2005 was $3.7 million (see cash flow for the 13 weeks ended April 2, 2005).

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation:

	13 weeks ended April 2, 2005		13 weeks ended April 3, 2004
Net earnings - as reported	$69,546		$23,598
Total stock-based employee compensation expense determined using fair value based method (net of tax)	1,346	*	(2,904)

Net earnings - pro forma	$70,892		$20,694

*	Represents the pro-forma tax benefit associated with disqualifying dispositions of qualified stock options during the 13 weeks ended April 2, 2005.

The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in disclosures required under SFAS No.123. The weighted average fair value at date of grant for options granted under the Delhaize Group Plan during the first quarter of 2005 and 2004 was $18.59 and $10.65 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model based on the following assumptions:

	13 Weeks Ended April 2, 2005	13 Weeks Ended April 3, 2004
Expected dividend yield(%)	2.6	3.6
Expected volatility (%)	37.5	41.0
Risk-free interest rate(%)	4.0	3.1
Expected term (years)	4.5	5.4

The expected dividend yield is calculated by dividing the Delhaize Group annual dividend by the share price at the date of grant for options; expected volatility represents a five year historical volatility; the risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and the expected term is based on a ten year historical pattern.

The following table summarizes the stock option transactions for the quarter ended April 2, 2005:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2005	5,424,181	$41.15
Granted	3,125	70.47
Exercised	(345,119)	41.84
Forfeited/expired	(77,086)	42.96

Outstanding at April 2, 2005	5,005,101	$41.08	7.5	$135,164,034

Options exercisable at April 2, 2005	1,700,458	$42.80	5.7	$43,408,103

The aggregate intrinsic value of options exercised during the first quarters ended April 2, 2005 and April 3, 2004 was $10.9 million and $3.8 million, respectively.

A summary of the status of the Company’s nonvested option shares as of April 2, 2005, and changes during the quarter ended April 2, 2005, is presented below:

Nonvested options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2005	3,460,903	$12.76
Granted	3,125	18.59
Vested	(82,236)	33.27
Forfeited	(77,149)	13.99

Nonvested at April 2, 2005	3,304,643	$12.74

As of April 2, 2005, there was $22.3 million of unrecognized compensation cost related to nonvested option shares that is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes the restricted share and restricted unit transactions for the quarter ended April 2, 2005:

	Shares and Units Outstanding	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2005	501,072	$38.73
Released in Q1 2005	(27,761)	42.75

Outstanding at April 2, 2005	473,311	$38.49

As of April 2, 2005, there was $11.5 million of unrecognized compensation cost related to restricted share and restricted unit compensation arrangements. This cost is expected to be recognized over a weighted average period of 3.4 years.

7) Derivative Financial Instruments

The Company maintains interest rate swaps against certain debt obligations, effectively converting a portion of the debt from fixed to variable rates. The notional principal amounts of interest rate swap arrangements as of April 2, 2005 were $300 million maturing in 2006 and $100 million maturing in 2011. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for the Company’s agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The $100 million notional swaps maturing in 2011 meet the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133 “Derivative Instruments and Hedging Activities.” During the fourth quarter of 2004, in association with the retirement of $36.536 million of its $600 million 7.375% notes, the Company de-designated the $300 million notional interest rate swaps as a fair value hedge of 50% of the $600 million 2006 notes, and re-designated them as fair value hedge of approximately 53% of the remaining $563.5 million 2006 notes. These swaps meet the criteria of being highly effective swaps, as prescribed by SFAS No. 133, and currently carry no significant ineffectiveness. The Company recorded a derivative asset in connection with all these agreements in the amount of $4.2 million and $8.3 million at April 2, 2005 and January 1, 2005, respectively, which is included in its Consolidated Balance Sheet in Non-current Other Assets.

In fiscal 2001, the Company settled certain interest rate hedge agreements in connection with the completion of an offering of notes, resulting in an unrealized loss of approximately $214 million. As a result of the adoption of SFAS No. 133 at the beginning of fiscal 2001, the unrealized loss was recorded in “Accumulated other comprehensive income (loss), net of tax,” and is being amortized to “Interest expense” over the term of the associated notes. The unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss, net of taxes, at April 2, 2005 and January 1, 2005 was $37.6 million and $38.9 million, respectively.

8) Goodwill and Intangible Assets

Intangible assets are comprised of the following:

(Dollars in thousands)	April 2, 2005	Fiscal 2004
Goodwill	$3,049,459	$3,049,622
Trademarks	476,923	476,923
Favorable lease rights	357,433	357,487
Prescription files	18,626	18,626
Liquor license	3,811	3,609
Other	29,125	28,195

	3,935,377	3,934,462
Less accumulated amortization	162,359	151,646

	$3,773,018	$3,782,816

Amortization expense totaled $11.0 million for the 13 weeks ended April 2, 2005 and $10.1 million for the 13 weeks ended April 3, 2004.

The following represents a summary of changes in goodwill for periods presented:

(Dollars in thousands)	April 2, 2005	Fiscal 2004
Balance at beginning of year	$3,049,622	$2,895,541
Acquisitions and purchase price Adjustments	—	162,868
Reduction of goodwill for tax adjustments	(163)	(8,787)

Balance at end of year	$3,049,459	$3,049,622

The Company’s policy requires that an annual impairment assessment for goodwill and other indefinite lived intangible assets be conducted in the fourth quarter of each year or when events or circumstances indicate that impairment may have occurred in accordance with SFAS No. 142. The Company had no impairment loss for fiscal 2004.

The carrying amount of goodwill and trademarks (indefinite lived intangible assets) at each of the Company’s reporting units follows:

	April 2, 2005	April, 2, 2005	Fiscal 2004	Fiscal 2004
(Dollars in millions)	Goodwill	Trademarks	Goodwill	Trademarks
Food Lion	$1,135	$249	$1,135	$249
Hannaford	1,911	223	1,911	223
Harveys	4	5	4	5

	$3,050	$477	$3,050	$477

As of April 2, 2005 and January 1, 2005, the Company’s intangible assets with finite lives consist of favorable lease rights, liquor licenses, pharmacy files and developed software. The components of its intangible assets with finite lives are as follows:

	April 2, 2005			Fiscal 2004
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Favorable lease rights	$357	$(143)	$214	$357	$(135)	$222
Other	52	(19)	33	50	(16)	34

Total	$409	$(162)	$247	$407	$(151)	$256

Estimated amortization expense as of January 1, 2005 for intangible assets with finite lives for the five succeeding fiscal years is as follows:

(Dollars in millions)
2005	$37.8
2006	35.6
2007	30.3
2008	24.0
2009	19.3

9) Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings and other comprehensive earnings (losses). Other comprehensive earnings (losses) include items that are currently excluded from the Company’s net income (loss) and recorded directly to shareholders’ equity. Included in other comprehensive income (loss) are unrealized losses on hedges, minimum pension liability adjustments and unrealized security holding gains. Comprehensive income was $70.9 million and $24.9 million for the 13 weeks ended April 2, 2005 and April 3, 2004, respectively.

10) Discontinued Operations

The Company classifies operations as discontinued if (i) the operations and cash flows have been eliminated from ongoing operations, (ii) there is no significant continuing involvement, and (iii) a re-location within the vicinity has not occurred.

During the 13 weeks ended April 2, 2005, the Company did not close any underperforming stores. To date the Company has closed 83 underperforming stores classified as discontinued operations of which 39 closed during fiscal 2004 and 44 closed during fiscal 2003. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a portion of the costs associated with the closure of these stores, as well as related operating activity prior to closing for these stores, was recorded in “Loss from discontinued operations, net of tax” in the Company’s Condensed Consolidated Statement of Income.

Operating activity prior to closing for the discontinued stores is shown below:

(Dollars in thousands)	13 weeks ended April 2, 2005	13 weeks ended April 3, 2004
Net sales and other revenues	$—	$26,737
Net loss	$(119)	$(5,565)

During the first quarter of 2004 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a $72.8 million loss to discontinued operations ($46.4 million after taxes) for the 35 underperforming stores closed. The loss included an initial reserve of $53.5 million for rent, real estate taxes, common area maintenance expenses (other liabilities) and $1.9 million for severance and outplacement costs (accrued expenses). The remaining loss included property retirement (asset impairment) of $22.1 million net of gains on capital lease retirements of $4.7 million.

Additional discontinued operations expenses not reserved totaled $2.1 million and $1.8 million after taxes for the 13 weeks ended April 2, 2005 and April 3, 2004, respectively.

The following table shows the reserve balances for discontinued operations as of April 2, 2005:

(Dollars in thousands)	Other Liabilities	Accrued Expenses	Total
Reserve balance as of January 1, 2005	$(55,743)	$—	$(55,743)
Utilizations	11,520	—	11,520

Reserve balance as of April 2, 2005	$(44,223)	$—	$(44,223)

11) Store Closings

The following table shows the number of stores closed at the end of the first quarter of 2005:

	Discontinued Operations	Closed	Total
As of January 1, 2005	57	152	209
Store closings added	—	2	2
Stores sold/lease terminated	(5)	(6)	(11)

As of April 2, 2005	52	148	200

The following table reflects closed store liabilities as of April 2, 2005 and activity during the quarter, including additions to closed store liabilities charged to operations or discontinued operations and adjustments to liabilities based on changes in facts and circumstances and payments made:

	Qtr 1 2005 Disc Op	Qtr 1 2005 Closed	Qtr 1 2005 Total
Balance at January 1, 2005	$55.7	$93.3	$149.0
Additions:
Store closings - lease obligations	0.0	0.9	0.9
Store closing - other exit costs	0.0	0.1	0.1

Total additions	0.0	1.0	1.0
Adjustments:
Adjustments to estimates-lease obligation	0.7	(0.1)	0.6
Adjustments to estimates-other exit costs	0.1	0.0	0.1

Total adjustments	0.8	(0.1)	0.7
Reductions:
Lease/termination payments made	(11.6)	(3.1)	(14.7)
Payments for other exit costs	(0.7)	(0.5)	(1.2)

Total reductions	(12.3)	(3.6)	(15.9)

Balance at April 2, 2005	$44.2	$90.6	$134.8

The April 2, 2005 balance of approximately $134.8 million consisted of lease liabilities and other exit cost liabilities of $113.8 million and $21.0 million, respectively and includes lease liabilities of $41.6 million and other exit costs of $2.6 million associated with discontinued operations.

The Company provided for closed store liabilities in the quarter to reflect the estimated post-closing lease liabilities and other exit costs associated with the related store closing commitments. These other exit costs include estimated utilities, real estate taxes, common area maintenance and insurance costs to be incurred after the store closes over the remaining lease term (all of which are contractually required payments under the lease agreements). Store closings are generally completed within one year after the decision to close. The closed store liabilities are paid over the lease terms associated with the closed stores. As of April 2, 2005, closed store liabilities have remaining lease terms generally ranging from one to 18 years. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed in the period that such settlement is determined. The Company uses a discount rate based on the current treasury note rates adjusted for the Company’s current credit spread to calculate the present value of the remaining liabilities on closed stores.

Except for stores classified as discontinued operations, the revenues and operating results for stores closed and not relocated are not material to the Company’s revenues and operating results for the quarter. Future cash obligations for closed store liabilities are tied principally to the remaining non-cancelable lease payments less sublease payments to be received.

12) Recently Issued and Adopted Accounting Standards

In March 2005, the Financial Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, An Interpretation of Financial Accounting Standard (FAS) No. 143, ‘Accounting for Asset Retirement Obligations.’” FIN No. 47 clarifies the requirements to record liabilities stemming from a legal obligation to clean up and retire fixed assets, when retirement depends on a future event. FASB believes this interpretation will result in more consistent recognition of liabilities relating to asset retirement obligations, more information about expected future cash outflows associated with the obligations and investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN No. 47 will be effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but not required. Early adoption is encouraged. The adoption of this standard does not have an impact on the Company’s financial statements.

In December 2004, FASB issued a revision of FASB Statement No. 123 (“FAS 123R”), “Accounting for Stock-Based Compensation” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The guidance represents the requirement that the compensation costs related to share-based payment transactions be recognized in the financial statements. Compensation cost should be measured based on the fair value on their grant-date of the equity (or liability) instruments issued. This statement covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee purchase plans. Previous guidance established a fair-value-based method of accounting, as preferable, but permitted entities the alternative of continuing to disclose in the footnotes what net income would have been had the preferable method been used. The Company early adopted this standard in the first quarter of 2005, using the modified prospective method. With the application of the modified prospective method, the Company did not restate financial statements for any prior interim periods and fiscal years. The Company historically applied the recognition and measurement provisions of APB Opinion 25. In accordance with the provisions of FAS 123R, the Company recorded $4.7 million in the first quarter of 2005 for stock compensation expense (See Note 6).

There were no modifications made to outstanding share options, changes in the quantity or type of instruments used or changes in the terms of share-based payment arrangements made prior to the adoption of FAS 123R. Historically, the straight-line method was used to allocate the option valuation amounts evenly over their respective vesting schedules. However, with adoption of FAS 123R, the Company will use the graded method prospectively beginning with 2005 stock compensation grants.

13) Guarantor Subsidiaries

Delhaize America, Inc. has issued 7.375% notes due 2006, 7.55% notes due 2007, 8.125% notes due 2011, 8.05% notes due 2027 and 9.00% debentures due 2031. Substantially all of Delhaize America’s subsidiaries (the “Guarantor Subsidiaries”) have fully and unconditionally, jointly and severally guaranteed this debt. The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of the Company. The non-guaranteeing subsidiaries represent less than 3% on an individual and aggregate basis of consolidated assets, pretax earnings, cash flow, and equity. Therefore, the non-guarantor subsidiaries’ information is not separately presented in the tables below, but rather is included in the column labeled “Guarantor Subsidiaries.” Condensed consolidated financial information for the Company and its Guarantor Subsidiaries is as follow:

Delhaize America, Inc.

Consolidated Statements of Income

For the 13 Weeks ended April 2, 2005

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$4,026,735	$—	$4,026,735
Cost of goods sold	—	2,967,145	—	2,967,145
Selling and administrative expenses	8,572	845,516	—	854,088

Operating (loss) income	(8,572)	214,074	—	205,502
Interest expense	55,999	24,872	—	80,871
Equity in earnings of subsidiaries	(109,580)	—	109,580	—

Income from continuing operations before income taxes	45,009	189,202	(109,580)	124,631
(Benefit) provision for income taxes	(24,537)	77,429	—	52,892

Income before loss from discontinued operations	69,546	111,773	(109,580)	71,739
Loss from discontinued operations, net of tax	—	2,193	—	2,193

Net income	$69,546	$109,580	$(109,580)	$69,546

Delhaize America, Inc. Consolidated Statements of Income For the 13 Weeks ended April 3, 2004

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$3,853,639	$—	$3,853,639
Cost of goods sold	—	2,856,673	—	2,856,673
Selling and administrative expenses	8,275	780,249	—	788,524

Operating (loss) income	(8,275)	216,717	—	208,442
Interest expense	56,456	23,596	—	80,052
Equity in earnings of subsidiaries	(63,731)	—	63,731	—

(Loss) income from continuing operations before income taxes	(1,000)	193,121	(63,731)	128,390
(Benefit) provision for income taxes	(24,598)	75,665	—	51,067

Income before loss from discontinued operations	23,598	117,456	(63,731)	77,323
Loss from discontinued operations, net of tax	—	53,725	—	53,725

Net income	$23,598	$63,731	$(63,731)	$23,598

Delhaize America, Inc.

Consolidated Balance Sheets

As of April 2, 2005

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$449,383	$126,839	$—	$576,222
Receivables, net	863	113,598	(863)	113,598
Receivable from affiliate	10,599	48,846	(46,798)	12,647
Inventories	—	1,152,182	—	1,152,182
Prepaid expenses	2,934	93,527	—	96,461
Other assets	—	13,220	—	13,220

Total current assets	463,779	1,548,212	(47,661)	1,964,330

Property and equipment, net	11,289	2,984,112	—	2,995,401
Goodwill	—	3,049,459	—	3,049,459
Other intangibles, net	—	723,559	—	723,559
Reinsurance recoverable from affiliate	—	140,115	—	140,115
Deferred tax asset	64,286	—	(64,286)	—
Other assets	101,741	64,968	—	166,709
Investment in and advances to subsidiaries	6,020,063	—	(6,020,063)	—

Total assets	$6,661,158	$8,510,425	$(6,132,010)	$9,039,573

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$111	$717,620	$—	$717,731
Payable to affiliate	36,166	10,632	(46,798)	—
Accrued expenses	111,515	238,395	—	349,910
Capital lease obligations - current	—	41,288	—	41,288
Long-term debt - current	—	13,115	(863)	12,252
Other liabilities - current	—	33,999	—	33,999
Deferred income taxes	—	1,157	—	1,157
Income taxes payable	86,247	16,654	—	102,901

Total current liabilities	234,039	1,072,860	(47,661)	1,259,238

Long-term debt	2,789,322	66,017	—	2,855,339
Capital lease obligations	—	731,970	—	731,970
Deferred income taxes	—	306,875	(64,286)	242,589
Other liabilities	816	312,640	—	313,456

Total liabilities	3,024,177	2,490,362	(111,947)	5,402,592

Commitments and contingencies (Note 14)
Total shareholders’ equity	3,636,981	6,020,063	(6,020,063)	3,636,981

Total liabilities and shareholders’ equity	$6,661,158	$8,510,425	$(6,132,010)	$9,039,573

Delhaize America, Inc.

Consolidated Balance Sheets

As of January 1, 2005

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$351,294	$148,571	$—	$499,865
Receivables, net	1,123	120,714	(849)	120,988
Receivable from affiliate	15,290	52,147	(50,001)	17,436
Inventories	—	1,144,904	—	1,144,904
Prepaid expenses	1,876	48,048	—	49,924
Other assets	—	13,472	—	13,472

Total current assets	369,583	1,527,856	(50,850)	1,846,589

Property and equipment, net	9,852	2,976,951	—	2,986,803
Goodwill	—	3,049,622	—	3,049,622
Other intangibles, net	—	733,194	—	733,194
Reinsurance recoverable from affiliate (Note 1)	—	136,845	—	136,845
Deferred tax asset	65,081	—	(65,081)	—
Other assets	102,694	72,525	—	175,219
Investment in and advances to subsidiaries	5,968,984	—	(5,968,984)	—

Total assets	$6,516,194	$8,496,993	$(6,084,915)	$8,928,272

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$154	$735,151	$—	$735,305
Dividend payable	25,029	—	—	25,029
Payable to affiliate	38,924	12,002	(50,001)	925
Accrued expenses	55,870	239,267	—	295,137
Capital lease obligations - current	—	40,639	—	40,639
Long-term debt - current	—	13,144	(849)	12,295
Other liabilities - current	—	40,596	—	40,596
Deferred income taxes	—	3,349	—	3,349
Income taxes payable	31,850	19,609	—	51,459

Total current liabilities	151,827	1,103,757	(50,850)	1,204,734

Long-term debt	2,794,612	71,616	—	2,866,228
Capital lease obligations	—	722,113	—	722,113
Deferred income taxes	—	315,404	(65,081)	250,323
Other liabilities	705	315,119	—	315,824

Total liabilities	2,947,144	2,528,009	(115,931)	5,359,222

Commitments and contingencies (Note 17)
Total shareholders’ equity	3,569,050	5,968,984	(5,968,984)	3,569,050

Total liabilities and shareholders’ equity	$6,516,194	$8,496,993	$(6,084,915)	$8,928,272

Delhaize America, Inc.

Consolidated Statements of Cash Flows

For the 13 Weeks ended April 2, 2005

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash (used by) provided by operating activities	$(2,070)	$223,119	$221,049

Cash flows from investing activities
Capital expenditures	(1,705)	(99,961)	(101,666)
Proceeds from sale of property	—	2,329	2,329
Other investment activity	(3,760)	3,481	(279)

Net cash used in investing activities	(5,465)	(94,151)	(99,616)

Cash flows from financing activities
Principal payments on long-term debt	—	(5,876)	(5,876)
Principal payments under capital lease obligations	—	(11,082)	(11,082)
Transfer from escrow to fund long-term debt	—	5,636	5,636
Dividends paid	(25,029)	—	(25,029)
Net change in advances to subsidiaries	139,378	(139,378)	—
Parent common stock repurchased	(14,878)	—	(14,878)
Proceeds from stock options exercised	2,470	—	2,470
Excess tax benefits related to stock options	3,683	—	3,683

Net cash provided by (used in) financing activities	105,624	(150,700)	(45,076)

Net increase (decrease) in cash and cash equivalents	98,089	(21,732)	76,357
Cash and cash equivalents at beginning of year	351,294	148,571	499,865

Cash and cash equivalents at end of period	$449,383	$126,839	$576,222

Delhaize America, Inc.

Consolidated Statements of Cash Flows

For the 13 Weeks ended April 3, 2004

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(6,031)	$243,485	$237,454

Cash flows from investing activities
Capital expenditures	(1)	(58,262)	(58,263)
Proceeds from sale of property	—	4,692	4,692
Other investment activity	(2,542)	29	(2,513)

Net cash used in investing activities	(2,543)	(53,541)	(56,084)

Cash flows from financing activities
Principal payments on long-term debt	—	(2,318)	(2,318)
Principal payments under capital lease obligations	—	(8,488)	(8,488)
Transfer from escrow to fund long- term debt	—	2,808	2,808
Net change in advances to subsidiaries	198,211	(198,211)	—
Parent common stock repurchased	(4,999)	—	(4,999)
Proceeds from stock options exercised	1,024	—	1,024

Net cash provided by (used in) financing activities	194,236	(206,209)	(11,973)

Net increase in cash and cash equivalents	185,662	(16,265)	169,397
Cash and cash equivalents at beginning of year	147,090	166,539	313,629

Cash and cash equivalents at end of period	$332,752	$150,274	$483,026

The wholly-owned direct subsidiaries named below fully and unconditionally and jointly and severally guarantee Delhaize America’s 7.375% notes due 2006, 7.55% notes due 2007, 8.125% notes due 2011, 8.05% notes due 2027 and 9.00% debentures due 2031.

•	Food Lion, LLC is a North Carolina limited liability company that operates substantially all of the Company’s Food Lion stores. Food Lion’s executive offices are located at 2110 Executive Drive, Salisbury, North Carolina 28145-1330.

•	Hannaford Bros. Co. is a Maine corporation that operates substantially all of the Company’s Hannaford stores. Hannaford’s executive offices are located at 145 Pleasant Hill Road, Scarborough, Maine 04074.

•	Kash n’ Karry Food Stores, Inc. is a Delaware corporation that operates all the Company’s Kash n’ Karry stores. Kash n’ Karry executive offices are located at 3801 Sugar Palm Drive, Tampa, Florida 33619.

•	J.H. Harvey Co., LLC is a Georgia limited liability company that operates all of the Company’s Harveys stores. Harveys executive offices are located at 727 S. Davis Street, Nashville, Georgia 31639.

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

The Company continues to experience both federal and state audits of its income tax filings, which it considers to be part of its ongoing business activity. In particular, the Company has experienced an increase in audit and assessment activity during both fiscal 2003 and 2004, which it expects to continue. While the ultimate outcome of these federal and state audits is not certain, the Company has considered the merits of its filing positions in its overall evaluation of potential tax liabilities and believes it has adequate liabilities recorded in its consolidated financial statements for exposures on these matters. Based on the Company’s evaluation of the potential tax liabilities and the merits of its filing positions, the Company also believes it is unlikely that potential tax exposures over and above the amounts currently recorded as liabilities in its consolidated financial statements will be material to its financial condition or future results of operation.

15) Subsequent Event

On April 22, 2005, the Company entered into a new $500.0 million five-year unsecured revolving credit agreement, replacing and terminating the existing $350.0 secured credit agreement maturing July 2005. The new credit agreement contains affirmative and negative covenants similar to the previously existing agreement, with exception for the asset coverage ratio. The Company filed a Current Report on Form 8-K on April 26, 2005 with the Securities and Exchange Commission, disclosing its entry into the new credit agreement and the termination of the previous credit agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation (13 weeks ended April 2, 2005 compared to the 13 weeks ended April 3, 2004)

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in this Quarterly Report on Form 10-Q and the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our Annual Report on Form 10-K for the year ended January 1, 2005.

Executive Summary

Delhaize America, a wholly-owned subsidiary of Delhaize Group, engages in one line of business, the operation of retail food supermarkets in the eastern United States. Delhaize America is a holding company that does business primarily under the banners Food Lion, Hannaford, Kash n’ Karry and Harveys. Our stores sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food, deli-bakery and non-food items such as health and beauty care, prescription medicines, and other household and personal products. We offer nationally and regionally advertised brand name merchandise as well as products manufactured and packaged for us under the private labels of “Food Lion,” “Hannaford,” “Kash n’ Karry” and “Harveys.”

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

During the first quarter of 2005, Delhaize America posted increased sales and improving gross margins, as compared to the first quarter of 2004.

First Quarter Highlights:

•	Gross Margin Improvement. Opportunities for margin optimization have been enhanced with the implementation of the new inventory system and margin management processes in fiscal 2004 at our Food Lion and Kash n’ Karry banners. We continue to recognize improvements in margin, shrink control and inventory management through full visibility to item-level detail data provided by this system. Food Lion continues to experience a decrease in inventory shrinkage and is making related decisions to increase sales and margins.

•	Butcher’s Brand. In April 2005 Food Lion launched Butcher’s Brand Premium Beef. The development of this exclusive private label line of fresh beef was preceded by extensive customer research, the selection of the best suppliers, an intensive in-house training program, and the rollout of new quality standards. This new brand is part of our Company’s strategy to enhance the offering and customer experience in our fresh departments.

•	Selling and Administrative Expenses. During the first quarter of 2005, we incurred additional salaries, benefits and other general expenses primarily for the 19 Victory stores acquired during fourth quarter of 2004, rebranding of Kash n’ Karry to its new banner name Sweetbay and support for Food Lion’s two new market renewal efforts in advance of their related sales benefits. We also adopted FAS 123R during first quarter of 2005, which resulted in stock compensation expense of $4.7 million recorded in selling and administrative expenses.

•	Kash n’ Karry. In the fourth quarter of 2004, Sweetbay Supermarket, a new store concept to replace Kash n’ Karry in Florida, was launched. During the first quarter of 2005, all Kash n’ Karry stores in the market of Fort Myers/Naples were relaunched under the Sweetbay Supermarket brand. We currently have ten Sweetbay stores in operation.

•	Integration of Victory. During the first quarter of 2005, Hannaford worked on the integration of the 19 Victory Super Markets acquired in fourth quarter of 2004. The point of sale, inventory and store deliveries systems have been changed and the supply chain was switched to Hannaford’s self distribution in January 2005. Victory started to introduce Hannaford’s private label products and the prices of many products were lowered to align Victory to Hannaford’s Everyday Low Price pricing strategy. During the first quarter of 2005, two Victory stores were converted to the Hannaford banner. The remaining stores will be converted by the end of the year.

•	Growth of Harveys. Following the success of the 13 Food Lion stores converted to Harveys during 2004, six additional Food Lion stores were converted to Harveys during the first quarter of 2005. Harveys is strengthening our position in the Georgia market where we did not have a strong presence, giving us opportunities to focus on local consumers’ needs in this market to grow the Harveys business.

2005 Remaining Outlook:

•	Food Lion will complete market renewal programs in Greensboro, North Carolina in mid-2005 and in Baltimore, Maryland in the fall of 2005.

•	Kash n’ Karry will continue to be rebranded over the coming three years to the new banner name “Sweetbay Supermarket.” We plan to convert or open approximately 16 more stores under the Sweetbay banner by the end of 2005.

•	Harveys plans to convert an additional six Food Lion stores to its banner. These conversions are expected to enhance our Company’s presence in Harveys’ primary market area by tapping into the strength of the local Harveys’ brand.

Critical Accounting Policies

We have chosen accounting policies we believe are appropriate to accurately and fairly report our operating results and financial position and we apply these accounting policies in a consistent manner. The significant accounting policies are summarized in Note 1 to our Annual Report on Form 10-K for the year ended January 1, 2005.

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

Asset impairment- We periodically evaluate the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. We monitor the carrying value of our retail stores, our lowest level asset group for which identifiable cash flows are independent of other groups of assets and liabilities, for potential impairment based on projected future cash flows. If impairment is identified for retail stores, we compare the asset group’s estimated fair value to its current carrying value and record provisions for impairment as appropriate. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on our previous experience in disposing of similar assets and current economic conditions.

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

Goodwill and other intangible assets- We conduct an annual assessment of potential impairment of goodwill and other indefinite lived intangible assets by comparing the book value of these assets to their current fair value. Fair value is estimated based on discounted cash flow projections provided by reporting unit management. When the carrying value of the reporting unit exceeds its fair value, a provision for impairment is recorded. We conduct an annual impairment assessment in the fourth quarter of each year or when events or circumstances indicate that an impairment may have occurred in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

Inventories- Inventories are stated at the lower of cost or market determined by the Last-in, First-out (“LIFO”) method. Meat, produce, deli-bakery and seafood inventories are valued on the average cost method rather than the LIFO method. We evaluate inventory shrinkage throughout the year based on actual physical counts in our stores and distribution centers and record adjustments based on the results of these counts to provide for the estimated shrinkage as of the balance sheet date.

Leases- Our stores operate principally in leased premises. We account for leases under the provisions of SFAS No.13, “Accounting for Leases,” and related accounting guidance. For lease agreements that provide for escalating rent payments, we recognize rent expense on a straight-line basis over the non-cancelable lease term and option renewal periods where failure to exercise such options would result in an economic penalty such that renewal appears, at the inception of the lease, to be reasonably assured. Rent incurred during the construction and development of a store is capitalized as a component of property and equipment. The lease term commences when we become obligated under the terms of the lease agreement and extends over the non-cancelable term and option renewal periods where failure to exercise such option would result in an economic penalty such that renewal appears to be reasonably assured.

When evaluating leases, we use significant judgments and estimates, which include the determination of the lease term, incremental borrowing rates and fair market values. The determination of the lease term involves judgments as to whether an economic penalty exists which reasonably assures renewal of option periods. The incremental borrowing rate is used to calculate the present value of future rent payments and is based on the current yield for publicly traded debt for our Company. The fair market value of the leased premises is based on our experience and knowledge of the real estate markets where the store is located and includes an independent third-party appraiser in certain situations.

Self-insurance- We are self-insured for workers’ compensation, general liability and auto claims. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum retention, including defense costs per occurrence, ranges from (i) $0.5 million to $1.0 million per accident for workers’ compensation, (ii) $5.0 million per accident for automobile liability, and (iii) $3.0 million per accident for general liability, with an additional $5.0 million retention in excess of the primary $3.0 million general liability retention for druggist liability. We are insured for costs related to covered claims, including defense costs, in excess of these retentions. The significant assumptions used in the development of the actuarial estimates are grounded upon our historical claims data, including the average monthly claims and the average lag time between incurrence and payment.

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

Our property insurance includes self-insured retentions per occurrence to (i) $5.0 million for named storms, (ii) $5.0 million for Zone A flood losses, (iii) $5.0 million for earthquakes, and (iv) $2.5 million for all other losses.

Stock compensation- We early adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“Statement 123R”) during the first quarter of 2005, using the modified prospective approach. Historically, we applied the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees,” and the straight-line method was used to allocate the option valuation amounts evenly over their respective vesting schedules.

Historically, for purposes of the disclosures required by the original provisions of SFAS No. 123, the straight-line method was used to allocate the option valuation amounts evenly over their respective vesting schedules. We elected to apply the revised standard using the modified prospective transition method. Under this transition method, compensation cost recognized in fiscal year 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 2, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 2, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. We are not required to restate financial statements for any prior interim and fiscal years.

The fair value of restricted stock unit awards is determined based on the number of shares granted and the market price at the grant dates. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in disclosures required under SFAS No. 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under FAS 123R prospectively, beginning with 2005 stock compensation grants.

Estimating the fair value of options requires us to use significant estimates and judgments, which include expected dividend yield, expected volatility, risk-free interest rate and expected term. The expected dividend yield is calculated by dividing the Delhaize Group annual dividend by the share price at the date of grant for options. The expected volatility represents a five year historical volatility and the risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected term is based on a ten year historical exercise pattern.

Store closing reserves- We provide for closed store liabilities to reflect the estimated post-closing lease liabilities and other exit costs associated with the related store closing commitments. Other exit costs include estimated utilities, real estate taxes, common area maintenance, and insurance costs to be incurred after the store closes over the remaining lease term (all of which are contractually required payments under the lease agreements). Store closings are generally completed within one year after the decision to close. The closed store liabilities are paid over the lease terms associated with the closed stores. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed in the period that such settlement is determined. We estimate the lease liabilities, net of sublease income; using a discount rate based on the current treasury note rates adjusted for our current credit spread to calculate the present value of the remaining liabilities on closed stores.

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

Supplier allowances- We receive allowances, credits and income from suppliers primarily for volume incentives, new product introductions, in-store promotions and co-operative advertising. Volume incentives are based on contractual arrangements generally covering a period of one year or less and have been included in the cost of inventory and recognized as earned in cost of sales when the product is sold. New product introduction allowances compensate us for costs incurred associated with product handling and have been deferred and recognized as a reduction in cost of sales over the product introductory period. Non-refundable credits from suppliers for in-store promotions such as product displays require related activities by our Company. Similarly, co-operative advertising requires us to conduct the related advertising. In-store promotion and co-operative advertising income is recorded as a reduction in the cost of inventory and recognized in cost of sales when the product is sold unless the allowance represents the reimbursement of a specific, incremental and identifiable cost incurred by our Company to sell the vendor’s product. We have reviewed the funding received from vendors for in-store promotions and co-operative advertising and concluded that these arrangements are primarily for general advertising purposes and not the reimbursement of a specific, incremental and identifiable cost incurred by our Company.

Estimating some rebates received from third party vendors requires us to make assumptions and judgments regarding specific purchase or sales levels and related inventory turns. We constantly review the relevant significant assumptions and estimates and make adjustments as necessary. Although we believe the assumptions and estimates used are reasonable, significant changes in these arrangements or purchase volumes could have a material effect on future cost of sales.

Results of Operation

The following tables set forth the unaudited condensed consolidated statements of income for the 13 weeks ended April 2, 2005 and for the 13 weeks ended April 3, 2004 for informational purposes. The 2004 results have been adjusted to classify the results of operation for the four stores closed after the 13 weeks ended April 3, 2004 as “discontinued operations.” The net sales and other revenues, cost of goods sold, and selling and administrative expenses are reflected on a net basis in “discontinued operations” in our condensed consolidated statement of income.

(Dollars in thousands)	13 Weeks Ended April 2, 2005	13 Weeks Ended April 3, 2004
	(unaudited)	(unaudited)
Net sales and other revenues	$4,026,735	$3,853,639
Cost of goods sold	2,967,145	2,856,673
Selling and administrative expenses	854,088	788,524

Operating income	205,502	208,442
Interest expense	80,871	80,052

Income from continuing operations before income taxes	124,631	128,390
Provision for income taxes	52,892	51,067

Income from continuing operations	71,739	77,323
Loss from discontinued operations, net of tax	2,193	53,725

Net income	$69,546	$23,598

The following tables set forth, for the periods indicated, the percentage which the listed amounts bear to net sales and other revenues:

	13 Weeks Ended April 2, 2005	13 Weeks Ended April 3, 2004
	% (unaudited)	% (unaudited)
Net sales and other revenues	100.00	100.00
Cost of goods sold	73.69	74.13
Selling and administrative expenses	21.21	20.46

Operating income	5.10	5.41
Interest expense	2.01	2.08

Income from continuing operations before income taxes	3.09	3.33
Provision for income taxes	1.31	1.33

Income from continuing operations	1.78	2.00
Loss from discontinued operations, net of tax	0.05	1.39

Net income	1.73	0.61

Sales

(Dollars in billions)	13 weeks ended April 2, 2005	13 weeks ended April 3, 2004
Net sales and other revenues	$4.0	$3.9

We record revenues primarily from the sale of products in our retail stores. Net sales and other revenues increased 4.5% over the corresponding period of 2004 driven primarily by the acquisition of 19 Victory stores during the fourth quarter of fiscal 2004 and new store sales. Comparable store sales increased 0.5% during the first quarter of 2005. Comparable store sales adjusted for the timing of Easter, increased 0.3% in the first quarter of 2005 (compared to 2.5% in the first quarter of 2004). Sales continued to be strong at Hannaford and Kash n’ Karry. Sales growth at Food Lion and Harveys slowed primarily due to increased competitive activity.

We continue to see significant competitive activity as a greater number of retailers battle for the consumers’ dollars. During the first quarter of 2005, we experienced 13 competitive store openings offset by 24 competitive closings (primarily Winn-Dixie closings) in our operating area. In addition, many competitors continued to invest heavily in promotional spending in the form of aggressive advertised pricing, buy one and get one or two free offers, double and triple couponing and other aggressive pricing strategies.

As of April 2, 2005, we operated 1,531 stores. Our retail store square footage totaled 56.6 million square feet at April 2, 2005, resulting in a 4.0% increase over the comparable period of 2004. Detail of store activity for the 13 weeks ended April 2, 2005 is shown below:

	Food Lion	Hannaford	Kash n’ Karry		Harveys	Total
Stores at beginning of year	1,222	142	104		55	1,523

Stores opened	7	—	3		—	10
Stores acquired	—	—	—
Stores closed	—	—	—		—	—
Stores relocated	(2)	—	—		—	(2)
Stores converted	(6)	—	—		6	—

Stores at April 2, 2005	1,221	142	107	**	61	1,531

Net change for the quarter	(1)	—	3		6	8

Stores remodeled	4	1	1		—	6

**	Note Includes ten Sweetbay Supermarkets.

Gross Profit

(Percent of net sales and other revenues)	13 weeks ended April 2, 2005	13 weeks ended April 3, 2004
Gross profit	26.31%	25.87%

Gross profit as a percentage of sales increased in the first quarter of 2005 compared with the corresponding period in 2004 primarily due to lower inventory shrink at Food Lion and continued focus on optimizing margin to drive sustainable profitable sales at all of our operating companies. During the third quarter of fiscal 2004, we successfully completed the transition of all of our Food Lion and Kash n’ Karry stores to a new inventory and margin management system, which was first developed at Hannaford and modified to address the specific needs of Food Lion and Kash n’ Karry. This system has enabled us to improve our current margin analysis, shrink control and inventory management through full visibility to item-level detail data.

Our inventories are stated at the lower of cost or market, and we value approximately 76% of our inventory using the Last-in, First-out or LIFO method.

Our LIFO reserve increased $3.2 million for the first quarter of 2005 and $1.4 million for the same period last year. The charge in the first quarter of 2005 is a result of modest inflation across most product categories.

Selling and Administrative Expenses

(Percent of net sales and other revenues)	13 weeks April 2, 2005	13 weeks April 3, 2004
Selling and administrative expenses	21.21%	20.46%
Selling and administrative expenses excluding depreciation and amortization	18.26%	17.45%

For the first quarter of 2005, selling and administrative expenses as a percent of sales increased over the first quarter of 2004 primarily due to expenses for the 19 Victory stores acquired during the fourth quarter of fiscal 2004, expenses incurred for the rebranding of Kash n’ Karry to its new banner name Sweetbay and support for Food Lion’s two market renewal efforts in advance of their offsetting sales increases. An additional increase in selling and administrative expenses over the first quarter of 2004 is the recording of $4.7 million in stock compensation expense as the result of the Company’s adoption of FAS 123R (See Note 6).

Depreciation and Amortization Expense

(Dollars in millions)	13 weeks ended April 2, 2005	13 weeks ended April 3, 2004
Depreciation and amortization expense	$118.6	$116.1
Percent of net sales and other revenues	2.95%	3.01%

The increase in depreciation and amortization for the 13 weeks ended April 2, 2005 compared to the corresponding period last year is primarily due to the acquisition of the 19 Victory stores acquired in fiscal 2004, equipment purchases for new stores and renovations and additional store capital leases since the first quarter of 2004.

Interest Expense

(Dollars in millions)	13 weeks ended April 2, 2005	13 weeks ended April 3, 2004
Interest Expense	$80.9	$80.1
Percent of net sales and other revenues	2.01%	2.08%

Interest expense increased for the 13 weeks ended April 2, 2005 as compared to the corresponding period primarily due to additional store capital leases and a decrease in the benefit from our interest rate swap agreements offset by increased investment income due to higher cash balances and the repurchase and redemption of $52.355 million of debt in the fourth quarter of 2004.

Discontinued Operations

During the 13 weeks ended April 2, 2005, we did not close any underperforming stores. To date we have closed 83 underperforming stores classified as discontinued operations of which 39 closed during fiscal 2004 and 44 closed during fiscal 2003. In accordance with the provisions of SFAS No. 144, a portion of the costs associated with the closure of these stores, as well as related operating activity prior to closing for these stores, was recorded in “Loss from discontinued operations, net of tax” in our Condensed Consolidated Statement of Income.

Income Taxes

(Dollars in millions)	13 weeks ended April 2, 2005	13 weeks ended April 3, 2004
Provision for income taxes	$52.9	$51.1
Effective tax rate	42.4%	39.8%

The effective tax rate increased for the 13 weeks ended April 2, 2005 from April 3, 2004 primarily due to the non-deductible nature of qualified stock options (see Note 6, which more fully describes our Company’s adoption of FAS 123R) as well as increased state audit activity.

The determination of our Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items.

We continue to experience both federal and state audits of our income tax filings, which we consider to be part of our ongoing business activity. In particular, we have experienced an increase in audit and assessment activity during both fiscal 2003 and 2004, which we expect to continue. While the ultimate outcome of these federal and state audits is not certain, we have considered the merits of our filing positions in our overall evaluation of potential tax liabilities and believe we have adequate liabilities recorded in our consolidated financial statements for exposures on these matters. Based on our evaluation of the potential tax liabilities and the merits of our filing positions, we also believe it is unlikely that potential tax exposures over and above the amounts currently recorded as liabilities in our consolidated financial statements will be material to our financial condition or future results of operation.

Liquidity and Capital Resources

(Dollars in millions)	13 weeks ended April 2, 2005	13 weeks ended April 3, 2004
Cash provided by operating activities	$221.0	$237.5

We have funded our operations and acquisitions from cash generated from our operations and borrowings.

At April 2, 2005, we had cash and cash equivalents of $576.2 million compared with $483.0 million at April 3, 2004. We have historically generated positive cash flow from operations. The decrease in cash provided by operating activities over the comparable period is primarily due to changes in inventory offset by changes in receivables, accounts payable and accrued expenses. The increase in inventory during first quarter of 2005 is to support the level of inventory needed to meet our store replenishment requirements and Food Lion’s preparation for the launch of its Butcher’s Brand meat program. The decrease in inventory for the first quarter of 2004 is primarily the result of the closing of 35 underperforming stores.

(Dollars in millions)	13 weeks ended April 2, 2005	13 weeks ended April 3, 2004
Cash flows used in investing activities	$99.6	$56.1

The increase in investing activities in the first quarter of 2005 was primarily due to an increase in capital expenditures, $101.7 million for the 13 weeks ended April 2, 2005 compared with $58.3 million for the comparable period. The increase in capital expenditures is primarily due to construction costs incurred for our market renewal programs in Greensboro, North Carolina and Baltimore, Maryland to be completed in mid-2005 and Fall of 2005, respectively, and costs to rebrand to Sweetbay Supermarket in Fort Myers/Naples, Florida. During the first quarter of 2005, we opened ten new stores and renovated six existing stores compared with four new stores and no renovations for the corresponding period last year.

In fiscal 2005, we plan to incur approximately $550 million of capital expenditures. We plan to finance capital expenditures during fiscal 2005 through funds generated from operations and existing bank facilities and the use of leases when necessary.

(Dollars in millions)	13 weeks ended April 2, 2005	13 weeks ended April 3, 2004
Cash flows used in financing activities	$45.1	$12.0

Cash used in financing activities increased in the first quarter of 2005 compared to the first quarter of 2004 primarily due to a dividend payment of $25.0 million during the first quarter of 2005 and increased purchases of parent common stock used for employee stock option exercises in first quarter of 2005 compared to the same period last year.

Debt

During the first quarter of 2005, we maintained a revolving credit facility with a syndicate of commercial banks providing $350.0 million in committed lines of credit. The credit facility was secured by certain inventory of our Company’s retail operating subsidiaries and contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, and an asset coverage ratio. We must be in compliance with all covenants in order to have access to the credit facility. As of April 2, 2005, we were in compliance with all covenants contained in the credit facility. A deteriorating economic or operating environment can subject us to a risk of non-compliance with the covenants. We had no outstanding borrowings under this facility as of April 2, 2005, and had no borrowings during 2005 and 2004. This facility is utilized to provide short-term capital to meet liquidity needs as necessary.

On April 22, 2005, we entered into a new $500.0 million five-year unsecured revolving credit agreement, replacing and terminating the existing $350.0 secured credit agreement maturing July 2005. The new credit agreement contains affirmative and negative covenants similar to the previously existing agreement, with exception for the asset coverage ratio. We filed a Current Report on Form 8-K on April 26, 2005 with the Securities and Exchange Commission, disclosing our entry into the new credit agreement and the termination of the previous credit agreement.

At April 2, 2005, we had long-term debt as follows:

(Dollars in thousands)
Notes, 7.375%, due 2006	$565,298	(a)
Notes, 7.55%, due 2007	144,791	(a)
Notes, 8.125%, due 2011	1,096,620	(a)
Notes, 8.05%, due 2027	121,700	(a)
Debentures, 9.00%, due 2031	855,000
Medium-term notes, 8.67% to 8.73%, due 2006	5,050	(a)
Other notes, 6.31% to 14.15%, due 2005 to 2016	58,657	(a)
Mortgage payables, 7.55% to 8.65%, due 2005 to 2016	9,595	(a)
Financing lease, 7.25%, due 2005 to 2018	10,880

	2,867,591
Less current portion	12,252

	$2,855,339

(a)	Net of associated discount and premium

During the fourth quarter of 2004, we repurchased $36.536 million of our $600 million 7.375% notes, $5.0 million of our $150 million 7.55% notes, $7.867 million of other notes and $2.952 million of our mortgage payables.

In October 2003, our Hannaford banner invoked the defeasance provisions of its outstanding 7.41% Senior Notes due February 15, 2009, 8.54% Senior Notes due November 15, 2004, 6.50% Senior Notes due May 15, 2008, 6.58% Senior Notes due February 15, 2011, 7.06% Senior Notes due May 15, 2016 and 6.31% Senior Notes due May 15, 2008 (collectively, the “Notes”) and placed sufficient funds in an escrow account to satisfy the remaining principal and interest payments due on the Notes. As a result of this defeasance, Hannaford is no longer subject to the negative covenants contained in the agreements governing these notes. As of April 2, 2005 and January 1, 2005, $65.2 million and $65.2 million in aggregate principal amount of these notes was outstanding. Cash committed to fund the escrow and not available for general corporate purposes, is considered restricted. As of April 2, 2005 restricted funds of $13.0 million and $53.6 million are recorded in Current Other Assets and Non-current Other Assets. As of January 1, 2005 restricted funds of $13.1 million and $59.8 million are recorded in Current Other Assets and Non-current Other Assets.

We enter into significant leasing obligations related to our store properties. Capital lease obligations outstanding at April 2, 2005 were $773.3 million compared with $704.4 million at April 3, 2004. Lease agreements provide for initial terms of 20 and 25 years, with renewal options ranging from five to 20 years. We also had significant operating lease commitments at the end of fiscal 2004.

We also have periodic short-term borrowings under informal credit arrangements that are available to us at the lenders’ discretion. We had no borrowing outstanding as of April 2, 2005 or April 3, 2004.

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

We maintain interest rate swaps against certain debt obligations, effectively converting a portion of the debt from fixed to variable rates. The notional principal amounts of interest rate swap arrangements as of April 2, 2005 were $300 million maturing in 2006 and $100 million maturing in 2011. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The $100 million notional swaps maturing in 2011 meet the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133, “Derivative Instruments and Hedging Activities.” During the fourth quarter of 2004, in association with the retirement of $36.536 million of our $600 million 7.375% notes, we de-designated the $300 million notional interest rate swaps as a fair value hedge of 50% of the $600 million 2006 notes, and re-designated them as fair value hedge of approximately 53% of the remaining $563.5 million 2006 Notes. These swaps meet the criteria of being highly effective swaps, as prescribed by SFAS No. 133, and currently carry no significant ineffectiveness. We have recorded a derivative asset in connection with all these agreements in the amount of $4.2 million and $8.3 million at April 2, 2005 and January 1, 2005, respectively, which is included in our Consolidated Balance Sheet in Non-current Other Assets.

In fiscal 2001, we settled certain interest rate hedge agreements in connection with the completion of an offering of notes, resulting in an unrealized loss of approximately $214 million. As a result of the adoption of SFAS No. 133 at the beginning of fiscal 2001, the unrealized loss was recorded in “Accumulated other comprehensive income (loss), net of tax,” and is being amortized to “Interest expense” over the term of the associated notes. The unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss net of taxes at April 2, 2005 and January 1, 2005 was $37.6 million and $38.9 million, respectively.

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

Contractual Obligations and Commitments

We assume various financial obligations and commitments in the normal course of our operations and financing activities. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. A table representing the scheduled maturities of our contractual obligations as of January 1, 2005 was included under the heading “Contractual Obligations and Commitments” on page 23 of our Company’s 2004 Annual Report on Form 10-K filed with the SEC on April 1, 2005. At April 2, 2005, there were no significant changes from the table referenced above.

Self-Insurance

We are self-insured for workers’ compensation, general liability and auto claims. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum retention, including defense costs per occurrence, ranges from (i) $0.5 million to $1.0 million per accident for workers’ compensation, (ii) $5.0 million per accident for automobile liability, and (iii) $3.0 million per accident for general liability, with an additional $5.0 million retention in excess of the primary $3.0 million general liability retention for druggist liability. We are insured for costs related to covered claims, including defense costs, in excess of these retentions. It is possible that the final resolution of some of these claims may require us to make significant expenditures in excess of our existing reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated.

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

Our property insurance includes self-insured retentions per occurrence to (i) $5.0 million for named storms, (ii) $5.0 million for Zone A flood losses, (iii) $5.0 million for earthquakes, and (iv) $2.5 million for all other losses. We incurred property loss of $11.4 million for hurricanes experienced during fiscal 2004 compared with property loss of $16.9 million related to Hurricane Isabel in fiscal 2003. Also in fiscal 2004, we received insurance reimbursement of $4.0 million related to Hurricane Isabel.

Recently Issued and Adopted Accounting Standards

In March 2005, the Financial Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, An Interpretation of Financial Accounting Standard (FAS) No. 143, ‘Accounting for Asset Retirement Obligations.’” FIN No. 47 clarifies the requirements to record liabilities stemming from a legal obligation to clean up and retire fixed assets, when retirement depends on a future event. FASB believes this interpretation will result in more consistent recognition of liabilities relating to asset retirement obligations, more information about expected future cash outflows associated with the obligations and investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN No. 47 will be effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but not required. Early adoption is encouraged. The adoption of this standard does not have an impact on our financial statements.

In December 2004, FASB issued a revision of FASB Statement No. 123 (“FAS 123R”), “Accounting for Stock-Based Compensation” which supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The guidance represents the requirement that the compensation costs related to share-based payment transactions be recognized in the financial statements. Compensation cost should be measured based on the fair value on their grant-date of the equity (or liability) instruments issued. This statement covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee purchase plans. Previous guidance established a fair-value-based method of accounting, as preferable, but permitted entities the alternative of continuing to disclose in the footnotes what net income would have been had the preferable method been used. We early adopted this standard in the first quarter of 2005, using the modified prospective method. With the application of the modified prospective method, we did not restate financial statements for any prior interim periods and fiscal years. We historically applied the recognition and measurement provisions of APB Opinion 25. In accordance with the provisions of FAS 123R, we recorded $4.7 million in the first quarter of 2005 for stock compensation expense (See Note 6).

There were no modifications made to outstanding share options, changes in the quantity or type of instruments used or changes in the terms of share-based payment arrangements made prior to the adoption of FAS 123R. Historically, the straight-line method was used to allocate the option valuation amounts evenly over their respective vesting schedules. However, with adoption of FAS 123R, we will use the graded method prospectively beginning with 2005 stock compensation grants.

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

PART II OTHER INFORMATION

Item 6. Exhibits

Exhibit	Description
4	Fifth Supplemental Indenture, dated May 17, 2005 and effective as of January 1, 2005, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co. Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop ‘n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannaford Licensing Corp., Victory Distributors, Inc. and The Bank of New York

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31(b)	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32	Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DELHAIZE AMERICA, INC.

DATE: May 17, 2005	BY:	/s/ Carol M. Herndon
Carol M. Herndon
Executive Vice President of
Accounting and Analysis and
Chief Accounting Officer

Exhibit Index

Exhibit	Description
4	Fifth Supplemental Indenture, dated May 17, 2005 and effective as of January 1, 2005, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co. Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop ‘n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannaford Licensing Corp., Victory Distributors, Inc. and The Bank of New York

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31(b)	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32	Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)