Form 10-Q
period 2005-07-02
DELHAIZE AMERICA INC
filed 2005-08-16
CIK 37912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

Outstanding shares of common stock of the Registrant as of August 16, 2005.

Class A Common Stock – 91,270,348,481

Class B Common Stock –         75,468,935

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELHAIZE AMERICA, INC.

INDEX TO FORM 10-Q

July 2, 2005

Unless the context otherwise requires, the terms “Delhaize America,” the “Company,” “we,” “us” and “our” refer to Delhaize America, Inc., a North Carolina corporation together with its consolidated subsidiaries.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes or incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995 about Delhaize America that are subject to risks and uncertainties. All statements included in this quarterly report on Form 10-Q, other than statements of historical fact, which address activities, events or developments that Delhaize America expects or anticipates will or may occur in the future, including, without limitation, statements regarding expansion and growth of its business, anticipated store openings and renovations, future capital expenditures, projected revenue growth or synergies, and business strategy are forward-looking statements. These forward-looking statements generally can be identified as statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases.

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date this quarterly report on Form 10-Q is filed with the Securities and Exchange Commission. We assume no obligation to update or revise them. Important factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	The grocery retailing industry continues to experience significant competition from national, regional and local supermarket chains, supercenters, discount food stores, specialty stores, convenience stores, warehouse clubs, drug stores and restaurants. Our continued success is dependent upon our ability to compete in this industry, develop and implement retailing strategies and continue to reduce operating expenses. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could impact our sales and net income.

•	Our future results could be adversely affected due to pricing and promotional activities of existing and new competitors, including non-traditional food retailers; the state of the economy, including inflationary or deflationary trends in certain commodities; recessionary times in the economy; and our ability to sustain the cost reductions that we have identified and implemented.

•	Our ability to achieve our cost savings goals could be affected by, in addition to other factors described herein, our ability to achieve productivity improvements, shrink reduction, efficiencies in our distribution centers, and other efficiencies created by our logistics projects.

•	Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, and employment and job growth in the markets in which we operate may affect our ability to hire and train qualified employees to operate our stores. This could negatively affect earnings and sales growth. General economic changes may also affect the shopping habits of our customers, which could affect sales and earnings.

•	Consolidation in the food industry is likely to continue and the effects on our business, favorable or unfavorable, cannot be foreseen.

•	Our ability to integrate any companies we acquire or have acquired and achieve operating improvements at those companies may affect our financial results.

•	Increases in the cost of inputs, such as utility costs, fuel costs or raw material costs and increased product costs, and increased labor and labor related (e.g., health and welfare and pension) costs could negatively impact our results.

•	Adverse weather conditions could increase the cost our suppliers charge for their products, decrease or increase the customer demand for certain products, interrupt operations at affected stores, or interrupt operations of our suppliers.

•	We are subject to labor relations issues, including union organizing activities that could result in an increase in costs or lead to a strike, thus impairing operations and decreasing sales. We are also subject to labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, and environmental laws may have a material impact on our financial statements.

•	Our future results could be adversely affected by issues affecting the food distribution and retail industry generally, such as food safety concerns, an increase in consumers eating away from home and the manner in which vendors target their promotional dollars.

•	Our comparable store sales growth could be affected by competitors’ openings.

•	We have estimated our exposure to the claims and litigation arising in the normal course of business and believe we have made adequate provisions for them. Unexpected outcomes in these matters could result in an adverse effect on our financial statements.

•	We continue to experience both federal and state audits of income tax filings, which we consider to be part of our ongoing business activity. While the ultimate outcome of these federal and state audits is not certain, we have considered the merits of our defenses in our overall evaluation of potential tax liabilities and believe we have adequate liabilities recorded in our consolidated financial statements for potential exposures on these matters. Unexpected outcomes in these matters could result in an adverse effect on our financial statements.

•	Interest expense on variable rate borrowings will vary with changes in capital markets and the amount of debt that we have outstanding. However, the majority of our long-term notes payable bear an effective fixed interest rate. On this debt, we bear the risk that the required payments will exceed those based on current market rates.

•	Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, or if significant projects are not completed in the time frame expected or on budget.

•	Depreciation and amortization expenses may vary from our estimates due to the timing of new store openings and remodels.

•	LIFO charges and credits will be affected by changes in the cost of inventory.

•	We are self-insured for workers’ compensation, general liability and auto claims. Maximum retention, including defense costs per occurrence, ranges from (i) $0.5 million to $1.0 million per accident for workers’ compensation, (ii) $5.0 million per accident for automobile liability and (iii) $3.0 million per accident for general liability, with an additional $5.0 million retention in excess of the primary $3.0 million general liability retention for druggist liability. We are insured for costs related to covered claims, including defense costs, in excess of these retentions. It is possible that the final resolution of some of these claims may require us to make significant expenditures in excess of our existing reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated. Pursuant to our self-insurance program, self-insured reserves related to workers’ compensation, general liability and auto coverage are reinsured by Pride Reinsurance Company (“Pride”), an Irish reinsurance captive, owned by an affiliated company of Delhaize Group. Premiums are transferred annually to Pride through Delhaize Insurance Co., a subsidiary of Delhaize America.

•	Our access to capital markets on favorable terms and our leasing costs could be negatively affected by our financial performance and by conditions of the financial markets.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

For the 13 weeks ended July 2, 2005 and July 3, 2004

(Dollars in thousands)

	13 Weeks Ended July 2, 2005	13 Weeks Ended July 3, 2004
Net sales and other revenues	$4,127,571	$3,995,749
Cost of goods sold	3,018,535	2,946,383
Selling and administrative expenses	902,544	828,171

Operating income	206,492	221,195
Interest expense	80,773	80,706

Income from continuing operations before income taxes	125,719	140,489
Provision for income taxes	53,718	51,888

Income from continuing operations	72,001	88,601
Loss from discontinued operations, net of tax	2,227	2,445

Net income	$69,774	$86,156

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

For the 26 weeks ended July 2, 2005 and July 3, 2004

(Dollars in thousands)

	26 Weeks Ended July 2, 2005	26 Weeks Ended July 3, 2004
Net sales and other revenues	$8,154,625	$7,849,742
Cost of goods sold	5,953,165	5,776,991
Selling and administrative expenses	1,788,732	1,642,349

Operating income	412,728	430,402
Interest expense	162,239	161,375

Income from continuing operations before income taxes	250,489	269,027
Provision for income taxes	106,611	103,012

Income from continuing operations	143,878	166,015
Loss from discontinued operations, net of tax	4,558	56,261

Net income	$139,320	$109,754

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of July 2, 2005 and January 1, 2005

(Dollars in thousands)

	July 2, 2005	January 1, 2005
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$538,558	$500,045
Receivables, net	121,717	120,636
Receivable from affiliate	13,131	17,436
Inventories	1,189,736	1,147,848
Prepaid expenses	64,938	36,592
Other assets	36,378	26,243

Total current assets	1,964,458	1,848,800

Property and equipment, net	2,964,847	2,917,335
Goodwill	3,051,077	3,049,622
Other intangibles, net	788,971	802,662
Reinsurance recoverable from affiliate	142,326	136,845
Other assets	143,962	173,283

Total assets	$9,055,641	$8,928,547

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$760,751	$665,070
Dividend payable	—	25,029
Payable to affiliate	1,469	925
Accrued expenses	288,051	256,006
Capital lease obligations - current	42,163	40,639
Long term debt - current	575,656	12,295
Other liabilities - current	150,808	146,574
Deferred income taxes	2,053	3,349
Income taxes payable	64,404	51,459

Total current liabilities	1,885,355	1,201,346

Long-term debt	2,290,454	2,866,228
Capital lease obligations	721,610	722,113
Deferred income taxes	238,494	250,323
Other liabilities	315,003	319,487

Total liabilities	5,450,916	5,359,497

Commitments and contingencies (Note 13)

Shareholders’ equity:

Class A non-voting common stock	163,076	163,076
Class B voting common stock	37,736	37,736
Accumulated other comprehensive loss, net of tax	(52,597)	(55,234)
Additional paid-in capital	2,508,205	2,491,560
Retained earnings	948,305	931,912

Total shareholders’ equity	3,604,725	3,569,050

Total liabilities and shareholders’ equity	$9,055,641	$8,928,547

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the 26 weeks ended July 2, 2005 and July 3, 2004

(Dollars in thousands)

	26 Weeks Ended July 2, 2005	26 Weeks Ended July 3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$139,320	$109,754
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loss on disposal of discontinued operations	—	72,842
Depreciation and amortization	237,734	230,328
Depreciation and amortization - discontinued operations	22	1,039
Amortization of debt fees/costs	975	996
Amortization of debt premium	751	755
Amortization of deferred loss on derivative	4,181	4,223
Amortization and termination of restricted shares	4,474	2,083
Transfer from escrow to fund interest, net of accretion	1,325	1,543
Accrued interest on interest rate swap	996	681
Net loss on disposals of property and capital lease terminations	4,091	1,776
Stock compensation expense	11,684	—
Deferred income tax(benefit)provision	(15,841)	6,296
Other	47	204
Changes in operating assets and liabilities which provided (used) cash:
Receivables	(1,332)	(1,825)
Net receivable from affiliate	4,849	(2,227)
Inventories	(41,888)	58,145
Prepaid expenses	(28,346)	(21,008)
Other assets	(11,580)	(7,610)
Accounts payable	72,341	18,959
Accrued expenses	30,017	(5,663)
Income taxes payable	22,927	14,201
Excess tax benefits related to stock options	(7,557)	—
Other liabilities	(7,520)	(6,640)

Total adjustments	282,350	369,098

Net cash provided by operating activities	421,670	478,852

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(238,234)	(143,116)
Proceeds from sale of property	7,556	11,235
Other investment activity	14,232	(4,219)

Net cash used in investing activities	(216,446)	(136,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(9,318)	(8,899)
Principal payments under capital lease obligations	(21,750)	(17,360)
Dividends paid	(125,327)	—
Transfer from escrow to fund long-term debt	11,827	7,827
Parent common stock repurchased	(33,094)	(9,942)
Proceeds from stock options exercised	3,394	1,876
Excess tax benefits related to stock options	7,557	—

Net cash used in financing activities	(166,711)	(26,498)

Net increase in cash and cash equivalents	38,513	316,254
Cash and cash equivalents at beginning of year	500,045	313,629

Cash and cash equivalents at end of period	$538,558	$629,883

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1) Basis of Presentation

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

Effective first quarter of 2005, the Company’s parent company, Delhaize Group, began reporting its financial results under International Financial Reporting Standards (“IFRS”) as endorsed by the European Union. This replaced Delhaize Group’s previous reporting under Belgian GAAP. During second quarter of 2005, the Company made reclassifications between certain financial statement line items previously reported in order to eliminate differences between US GAAP and IFRS reporting formats. The Company believes these reclassifications create comparability, consistency and efficiency in the Company’s internal and external reporting and analysis. Major financial statement line items reclassified include:

Consolidated Statement of Income

(Dollars in millions)	From	To	13 weeks ended 7/3/04	26 weeks ended 7/3/04
Advertising expense	Cost of goods sold	Selling and adm. expenses	$29.6	$55.3

Consolidated Balance Sheets

(Dollars in millions)	From	To	January 1, 2005
Software in Development	Property and equipment, net	Other intangibles, net	$69.5
Sales taxes payable	Accounts payable	Other liabilities -current	$39.0
Deferred Income	Accrued expenses	Other liabilities -current	$36.4

Reclassifications and restatements for discontinued operations have also been made for all current and historical information presented herein from that contained in the Company’s prior SEC filings on Forms 10-Q and 10-K.

The financial information presented herein has been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, the financial information includes all adjustments, including normal recurring items, necessary for a fair presentation of interim results.

2) Supplemental Disclosure of Cash Flow Information

Selected cash payments and non-cash activities during the period were as follows:

(Dollars in thousands)	26 Weeks Ended July 2, 2005	26 Weeks Ended July 3, 2004
Cash payments for income taxes, net of refunds	$96,554	$55,765
Cash payments for interest, net of amounts capitalized	153,542	153,085
Non-cash investing and financing activities:
Capitalized lease obligations incurred for store properties and equipment	24,095	16,865
Capitalized lease obligations terminated for store properties and equipment	1,325	485
Construction in progress accruals	22,587	—
Change in reinsurance recoverable and other liabilities	5,481	2,617
Reduction of income taxes payable and goodwill for tax adjustments	327	1,874

3) Inventories

Generally all inventories are stated at the lower of cost or market. Inventories valued using the Last-in, First-out (“LIFO”) method comprised approximately 74% and 76% of inventories on July 2, 2005 and January 1, 2005, respectively. Meat, produce, deli-bakery and seafood inventories are valued on the average cost method rather than the LIFO method. If the Company did not report under the LIFO method, inventories would have been $45.3 million and $40.2 million greater as of July 2, 2005 and January 1, 2005, respectively. Application of the LIFO method resulted in increases in cost of goods sold of $5.1 million and $3.7 million for the 26 weeks ended July 2, 2005 and July 3, 2004, respectively. The Company evaluates inventory shrinkage throughout the year based on actual physical counts in its stores and distribution centers and records adjustments based on the results of these counts to provide for the estimated shrinkage as of the balance sheet date.

4) Supplier Allowances

The Company receives allowances, credits and income from suppliers primarily for volume incentives, new product introductions, in-store promotions and co-operative advertising. Volume incentives are based on contractual arrangements generally covering a period of one year or less and have been included in the cost of inventory and recognized as earned in cost of sales when the product is sold. New product introduction allowances compensate the Company for costs incurred associated with product handling and have been deferred and recognized as a reduction in cost of sales over the product introductory period. Non-refundable credits from suppliers for in-store promotions such as product displays require related activities by the Company. Similarly, co-operative advertising requires the Company to conduct the related advertising. In-store promotion and co-operative advertising income is recorded as a reduction in the cost of inventory and recognized in cost of sales when the product is sold unless the allowance represents the reimbursement of a specific, incremental and identifiable cost incurred by the Company to sell the vendor’s product. The Company has reviewed the funding received from vendors for in-store promotions and co-operative advertising and concluded that substantially all of these arrangements are primarily for general advertising purposes and not the reimbursement of a specific, incremental and identifiable cost incurred by the Company.

Total supplier allowances recognized in cost of sales for the 13 and 26 weeks ended July 2, 2005 and July 3, 2004, are shown below:

(Dollars in thousands)	13 weeks ended July 2, 2005	13 weeks ended July 3, 2004	26 weeks ended July 2, 2005	26 weeks ended July 3, 2004
Allowances credited to cost of inventory	$20,729	$28,247	$47,733	$53,258
Other allowances	34,665	26,878	70,772	64,175

Total supplier allowances recognized in cost of sales	$55,394	$55,125	$118,505	$117,433

5) Accounting for Stock-Based Compensation

The Company participates in a stock option plan of its parent company, the Delhaize Group 2002 Stock Incentive Plan (the “Delhaize Group Plan”), under which stock options to purchase Delhaize Group American Depository Shares (“ADSs”) may be granted to officers and key employees at prices equal to fair market value on the date of the grant. Options become exercisable as determined by the Board of Directors of Delhaize Group on the date of grant, provided that no option may be exercised more than ten years after the date of grant. Under the Delhaize Group Plan, the exercise of options by the optionee results in the issuance of new Delhaize Group ordinary shares through a capital increase of the Company’s parent, Delhaize Group. In connection with the exercise of an option, the optionee pays the exercise price to Delhaize Group. Additionally, the Company pays Delhaize Group an amount equal to the difference between the exercise price of the option and the fair market value of the ADSs on the date of exercise, which totaled $19.7 million for the 26 weeks ended July 2, 2005.

Additionally, there are still outstanding options to purchase Delhaize Group ADSs under a 1996 Food Lion Plan, 1988 and 1998 Hannaford Plans and a 2000 Delhaize America Plan (collectively, the “Prior Plans”); however, the Company can no longer grant options under these plans. The terms and conditions of these plans are substantially consistent with the current Delhaize Group Plan. During the 26 weeks ended July 2, 2005, the Company acquired 120,078 ADSs for $7.4 million to support the exercise of options under the Prior Plans, and subsequently received exercise proceeds totaling $3.4 million.

The Company also has restricted stock (Delhaize Group restricted ADSs) awards and restricted stock unit awards outstanding for executive employees. Restricted stock unit awards represent the right to receive the number of ADSs set forth in the award at the vesting date. Unlike awards of restricted stock, no ADSs are issued with respect to these awards until the applicable vesting dates. In May 2002, the Company ceased granting restricted stock awards and began granting restricted stock unit awards under its 2002 Restricted Stock Unit Plan. The Company repurchased 57,417 ADSs on the open market during the second quarter of fiscal 2005 totaling $3.7 million to support vesting of 54,494 shares awarded under the 2002 Restricted Stock Unit Plan.

On January 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“Statement 123R”), requiring the Company to recognize expense related to the fair value of its employee share-based awards. The Company will recognize the cost of all share-based awards on a graded method over the vesting period of the awards prospectively beginning with fiscal year 2005 stock compensation grants. In accordance with the provisions of Statement 123R, total stock option expense totaled $7.0 million ($6.4 million, net of tax) and $11.7 million ($10.8 million, net of tax) for the 13 weeks and for the 26 weeks ended July 2, 2005, respectively. The Company recorded compensation expense related to restricted stock of $2.6 million ($1.6 million, net of tax) and $1.0 million ($0.6 million, net of tax) for the 13 weeks ended July 2, 2005 and July 3, 2004, respectively. The Company recorded compensation expense related to restricted stock of $3.7 million ($2.3 million, net of tax) and $2.1 million ($1.3 million, net of tax) for the 26 weeks ended July 2, 2005 and July 3, 2004, respectively.

Prior to January 2, 2005, the Company accounted for the Delhaize Group Plan under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation cost was recognized in the income statement for stock options prior to fiscal year 2005, as all options granted under the Delhaize Group Plan have an exercise price equal to the market value of the underlying Delhaize Group ADSs on the date of grant. Historically, for purposes of the disclosures required by the original provisions of SFAS No. 123, the straight-line method was used to allocate the option valuation amounts evenly over their respective vesting schedules. The Company elected to apply the revised standard using the modified prospective transition method. Under this transition method, compensation cost recognized in fiscal year 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 2, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 2, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The Company is not required to restate financial statements for any prior period.

In accordance with Statement 123R, the cash flows resulting from the tax benefits that relate to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) have been classified as financing cash flows. This excess tax benefit for the 26 weeks ended July 2, 2005 was $7.6 million.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	13 weeks ended July 2, 2005		13 weeks ended July 3, 2004	26 weeks ended July 2, 2005		26 weeks ended July 3, 2004
Net earnings - as reported	$69,774		$86,156	$139,320		$109,754
Total stock-based employee compensation expense determined using fair value based method (net of tax)	1,520	*	(2,527)	2,866	*	(4,856)

Net earnings - pro forma	$71,294		$83,629	$142,186		$104,898

*	Represents the pro-forma tax benefit associated with disqualifying dispositions of qualified stock options during the 13 weeks and 26 weeks ended July 2, 2005.

The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in disclosures required under SFAS No. 123. The weighted average fair value at date of grant for options granted under the Delhaize Group Plan during the second quarter of 2005 and 2004 was $18.28 and $15.15 per option, respectively. The weighted average fair value at date of grant for options granted under the Delhaize Group Plan for the 26 weeks ended July 2, 2005 and July 3, 2004 was $18.28 and $15.15 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model based on the following assumptions:

	July 2, 2005	July 3, 2004
Expected dividend yield(%)	2.3	2.6
Expected volatility (%)	39.7	41.0
Risk-free interest rate(%)	3.7	3.9
Expected term (years) from grant date	4.1	5.0

The expected dividend yield is calculated by dividing the Delhaize Group annual dividend by the share price at the date of grant for options; expected volatility represents a five year historical volatility; the risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and now that the Company is expensing stock options on a graded method, the expected term is based on observed exercise history since 2002 and the expected exercise activity through maturity of the option grant.

The following table summarizes the stock option transactions for the 26 weeks ended July 2, 2005:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2005	5,424,181	$41.15
Granted	1,104,297	60.74
Exercised	(815,329)	39.69
Forfeited	(150,539)	42.38

Outstanding at July 2, 2005	5,562,610	$45.22	7.8	$82,848,183

Options exercisable at July 2, 2005	2,547,251	$42.24	6.5	$45,648,344

The aggregate intrinsic value of options exercised during the second quarters ended July 2, 2005 and July 3, 2004 was $10.6 million and $3.0 million, respectively.

A summary of the status of the Company’s nonvested option shares as of July 2, 2005, and changes during the 26 weeks ended July 2, 2005, is presented below.

Nonvested options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2005	3,460,903	$12.76
Granted	1,097,716	18.28
Vested	(1,393,864)	13.71
Forfeited	(149,396)	13.48

Nonvested at July 2, 2005	3,015,359	$14.79

As of July 2, 2005, there was $35.2 million of unrecognized compensation cost related to nonvested option shares that is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes the restricted share and restricted unit transactions for the 26 weeks ended July 2, 2005:

	Shares and Units Outstanding	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2005	501,072	$38.73
Granted	145,868	60.76
Terminated	(3,064)	37.44
Released	(128,150)	37.64

Outstanding at July 2, 2005	515,726	$45.21

As of July 2, 2005, there was $18.1 million of unrecognized compensation cost related to restricted share and restricted unit compensation arrangements. This cost is expected to be recognized over a weighted average period of 3.3 years.

6) Derivative Financial Instruments

The Company maintains interest rate swaps against certain debt obligations, effectively converting a portion of the debt from fixed to variable rates. The notional principal amounts of interest rate swap arrangements as of July 2, 2005 were $300 million maturing in 2006 and $100 million maturing in 2011. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for the Company’s agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The $100 million notional swaps maturing in 2011 meet the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133 “Derivative Instruments and Hedging Activities.” During the fourth quarter of 2004, in association with the retirement of $36.536 million of its $600 million 7.375% notes, the Company de-designated the $300 million notional interest rate swaps as a fair value hedge of 50% of the $600 million 2006 notes, and re-designated them as fair value hedge of approximately 53% of the remaining $563.5 million 2006 notes. These swaps meet the criteria of being highly effective swaps, as prescribed by SFAS No. 133, and currently carry no significant ineffectiveness. The Company recorded a derivative asset in connection with all these agreements in the amount of $3.5 million and $8.3 million at July 2, 2005 and January 1, 2005, respectively, which is included in its Consolidated Balance Sheet in Non-current Other Assets.

In fiscal 2001, the Company settled certain interest rate hedge agreements in connection with the completion of an offering of notes, resulting in an unrealized loss of approximately $214 million. As a result of the adoption of SFAS No. 133 at the beginning of fiscal 2001, the unrealized loss was recorded in “Accumulated other comprehensive income (loss), net of tax,” and is being amortized to “Interest expense” over the term of the associated notes. The unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss, net of taxes, at July 2, 2005 and January 1, 2005 was $36.3 million and $38.9 million, respectively.

7) Goodwill and Intangible Assets

Intangible assets are comprised of the following:

(Dollars in thousands)	July 2, 2005	Fiscal 2004
Goodwill	$3,051,077	$3,049,622
Trademarks	476,923	476,923
Favorable lease rights	356,996	357,487
Prescription files	18,866	18,626
Liquor license	4,008	3,609
Developed software	116,490	103,709
Other	37,118	33,483

	4,061,478	4,043,459
Less accumulated amortization	221,430	191,175

	$3,840,048	$3,852,284

Amortization expense totaled $15.5 million for the 13 weeks ended July 2, 2005 and $13.0 million for the 13 weeks ended July 3, 2004. Amortization expense totaled $30.9 million for the 26 weeks ended July 2, 2005 and $25.9 million for the 26 weeks ended July 3, 2004.

The following represents a summary of changes in goodwill for periods presented:

(Dollars in thousands)	July 2, 2005	Fiscal 2004
Balance at beginning of year	$3,049,622	$2,895,541
Acquisitions and purchase price adjustments	1,782	162,868
Reduction of goodwill for tax adjustments	(327)	(8,787)

Balance at end of period	$3,051,077	$3,049,622

The Company’s policy requires that an annual impairment assessment for goodwill and other indefinite lived intangible assets be conducted in the fourth quarter of each year or when events or circumstances indicate that impairment may have occurred in accordance with SFAS No. 142. The Company had no impairment loss for fiscal 2004.

The carrying amount of goodwill and trademarks (indefinite lived intangible assets) at each of the Company’s reporting units follows:

(Dollars in millions)	July 2, 2005 Goodwill	July 2, 2005 Trademarks	Fiscal 2004 Goodwill	Fiscal 2004 Trademarks
Food Lion	$1,134	$249	$1,135	$249
Hannaford	1,913	223	1,911	223
Harveys	4	5	4	5

	$3,051	$477	$3,050	$477

As of July 2, 2005 and January 1, 2005, the Company’s intangible assets with finite lives consist of favorable lease rights, liquor licenses, pharmacy files and developed software. The components of its intangible assets with finite lives are as follows:

	July 2, 2005			Fiscal 2004
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Favorable lease rights	$357	$(153)	$204	$357	$(135)	$222
Other	176	(68)	108	159	(55)	104

Total	$533	$(221)	$312	$516	$(190)	$326

Estimated amortization expense as of January 1, 2005 for intangible assets with finite lives for the five succeeding fiscal years is as follows:

(Dollars in millions)
2005	$56.0
2006	51.4
2007	41.6
2008	31.1
2009	22.5

8) Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings and other comprehensive earnings (losses). Other comprehensive earnings (losses) include items that are currently excluded from the Company’s net income (loss) and recorded directly to shareholders’ equity. Included in other comprehensive income (loss) are unrealized losses on hedges, minimum pension liability adjustments and unrealized security holding gains. Comprehensive income was $142.0 million and $112.3 million for the 26 weeks ended July 2, 2005 and July 3, 2004, respectively.

9) Discontinued Operations

The Company classifies operations as discontinued if (i) the operations and cash flows have been eliminated from ongoing operations, (ii) there is no significant continuing involvement, and (iii) a re-location within the vicinity has not occurred. As of July 2, 2005, the Company has 85 underperforming stores classified as discontinued operations as shown below:

# of stores closed as discontinued operations
Fiscal Year 2003	44
Fiscal Year 2004	39
26 weeks ended July 2, 2005	2

Total stores closed as discontinued operations	85

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a portion of the costs associated with the closure of these stores, as well as related operating activity prior to closing for these stores, was recorded in “Loss from discontinued operations, net of tax” in the Company’s Condensed Consolidated Statement of Income.

Operating activity prior to closing for the discontinued stores is shown below:

(Dollars in thousands)	13 weeks ended July 2, 2005	13 weeks ended July 3, 2004	26 weeks ended July 2, 2005	26 weeks ended July 3, 2004
Net sales and other revenues	$1,018	$5,829	$2,539	$34,256
Net loss	$(197)	$(579)	$(407)	$(6,239)

During the first quarter of 2004 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a $72.8 million loss to discontinued operations ($46.4 million after taxes) for the closure of 35 underperforming stores. The loss included an initial reserve of $53.5 million for rent, real estate taxes, common area maintenance expenses (other liabilities) and $1.9 million for severance and outplacement costs (accrued expenses). The remaining loss included property retirement (asset impairment) of $22.1 million net of gains on capital lease retirements of $4.7 million.

Additional discontinued operations expenses not reserved totaled $2.0 million and $4.1 million after taxes for the 13 weeks and 26 weeks ended July 2, 2005, respectively. Additional discontinued operations expenses not reserved totaled $1.9 million and $3.7 million after taxes for the 13 weeks and 26 weeks ended July 3, 2004, respectively.

The following table shows the reserve balances in Other Liabilities for discontinued operations as of July 2, 2005:

(Dollars in thousands)	Total
Reserve balance as of April 2, 2005	$(44,223)
Utilizations	1,342

Reserve balance as of July 2, 2005	$(42,881)

10) Store Closings

The following table shows the number of stores closed at the end of the second quarter of 2005:

	Discontinued Operations	Closed	Total
As of April 2, 2005	52	148	200
Store closings added	2	3	5
Stores sold/lease terminated	(3)	(7)	(10)

As of July 2, 2005	51	144	195

The following table reflects closed store liabilities as of July 2, 2005 and activity during the quarter, including additions to closed store liabilities charged to operations or discontinued operations and adjustments to liabilities based on changes in facts and circumstances and payments made:

	Qtr 2 2005 Disc Op	Qtr 2 2005 Closed	Qtr 2 2005 Total
Balance at April 2, 2005	$44.2	$90.6	$134.8
Additions:
Store closings – lease obligations	0.1	2.4	2.5
Store closing – other exit costs	0.0	0.4	0.4

Total additions	0.1	2.8	2.9
Adjustments:
Adjustments to estimates-lease obligation	(0.3)	(2.4)	(2.7)
Adjustments to estimates-other exit costs	0.8	0.1	0.9

Total adjustments	0.5	(2.3)	(1.8)
Reductions:
Lease/termination payments made	(1.4)	(3.1)	(4.5)
Payments for other exit costs	(0.5)	(1.3)	(1.8)

Total reductions	(1.9)	(4.4)	(6.3)

Balance at July 2, 2005	$42.9	$86.7	$129.6

The July 2, 2005 balance of approximately $129.6 million consisted of lease liabilities and other exit cost liabilities of $109.1 million and $20.5 million, respectively and includes lease liabilities of $40.0 million and other exit costs of $2.9 million associated with discontinued operations.

The Company provided for closed store liabilities in the quarter to reflect the estimated post-closing lease liabilities and other exit costs associated with the related store closing commitments. These other exit costs include estimated utilities, real estate taxes, common area maintenance and insurance costs to be incurred after the store closes over the remaining lease term (all of which are contractually required payments under the lease agreements). Store closings are generally completed within one year after the decision to close. The closed store liabilities are paid over the lease terms associated with the closed stores. As of July 2, 2005, closed store liabilities have remaining lease terms generally ranging from one to 17 years. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed in the period that such settlement is determined. The Company uses a discount rate based on the current treasury note rates adjusted for the Company’s current credit spread to calculate the present value of the remaining liabilities on closed stores.

Except for stores classified as discontinued operations, the revenues and operating results for stores closed and not relocated are not material to the Company’s revenues and operating results for the quarter. Future cash obligations for closed store liabilities are tied principally to the remaining non-cancelable lease payments less sublease payments to be received.

11) Recently Issued and Adopted Accounting Standards

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (EITF) Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” EITF Issue No. 05-06 indicates that for operating leases, leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvement are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF Issue No. 05-06 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 28, 2005. Earlier application is permitted in periods for which financial statements have not been issued. The adoption of this Issue is not expected to have an impact on the Company’s financial statements.

In May 2005, FASB issued Financial Accounting Standards (“FAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, ‘Accounting Changes’ and FASB Statement No. 3, ‘Reporting Accounting Changes in Interim Financial Statements.’” FAS No. 154 is a result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB) toward development of a single set of high-quality accounting standards. As part of that effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. Reporting of accounting changes was identified as an area in which financial reporting in the United States could be improved by eliminating differences between Opinion 20 and IAS 8,”Accounting Policies, Changes in Accounting Estimates and Errors.” FAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The standard does not have an impact on the Company’s financial statements.

In March 2005, FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, An Interpretation of Financial Accounting Standard (FAS) No. 143, ‘Accounting for Asset Retirement Obligations.’” FIN No. 47 clarifies the requirements to record liabilities stemming from a legal obligation to clean up and retire fixed assets, when retirement depends on a future event. FASB believes this interpretation will result in more consistent recognition of liabilities relating to asset retirement obligations, more information about expected future cash outflows associated with the obligations and investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN No. 47 will be effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but not required. Early adoption is encouraged. The adoption of this standard does not have an impact on the Company’s financial statements.

12) Guarantor Subsidiaries

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

Delhaize America, Inc.

Consolidated Statements of Income

For the 26 Weeks ended July 2, 2005

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$8,154,625	$—	$8,154,625
Cost of goods sold	—	5,953,165	—	5,953,165
Selling and administrative expenses	14,701	1,774,031	—	1,788,732
Equity in earnings of subsidiaries	(218,356)	—	218,356	—

Operating income	203,655	427,429	(218,356)	412,728
Interest expense	112,775	49,464	—	162,239

Income from continuing operations before income taxes	90,880	377,965	(218,356)	250,489
(Benefit) provision for income taxes	(48,440)	155,051	—	106,611

Income before loss from discontinued operations	139,320	222,914	(218,356)	143,878
Loss from discontinued operations, net of tax	—	4,558	—	4,558

Net income	$139,320	$218,356	$(218,356)	$139,320

Delhaize America, Inc.

Consolidated Statements of Income

For the 26 Weeks ended July 3, 2004

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$7,849,742	$—	$7,849,742
Cost of goods sold	—	5,776,991	—	5,776,991
Selling and administrative expenses	17,553	1,624,796	—	1,642,349
Equity in earnings of subsidiaries	(191,512)	—	191,512	—

Operating income	173,959	447,955	(191,512)	430,402
Interest expense	114,315	47,060	—	161,375

Income (loss) from continuing operations before income taxes	59,644	400,895	(191,512)	269,027
(Benefit) provision for income taxes	(50,110)	153,122	—	103,012

Income before loss from discontinued operations	109,754	247,773	(191,512)	166,015
Loss from discontinued operations, net of tax	—	56,261	—	56,261

Net income	$109,754	$191,512	$(191,512)	$109,754

Delhaize America, Inc.

Consolidated Balance Sheets

As of July 2, 2005

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$357,046	$181,512	$—	$538,558
Receivables, net	204	121,513	—	121,717
Receivable from affiliate	11,243	48,504	(46,616)	13,131
Inventories	—	1,189,736	—	1,189,736
Prepaid expenses	1,208	63,730	—	64,938
Other assets	30	36,376	(28)	36,378

Total current assets	369,731	1,641,371	(46,644)	1,964,458

Property and equipment, net	11,317	2,953,530	—	2,964,847
Goodwill	—	3,051,077	—	3,051,077
Other intangibles, net	6	788,965	—	788,971
Reinsurance recoverable from affiliate	—	142,326	—	142,326
Deferred tax asset	63,492	—	(63,492)	—
Other assets	86,326	57,636	—	143,962
Investment in and advances to subsidiaries	6,008,178	—	(6,008,178)	—

Total assets	$6,539,050	$8,634,905	$(6,118,314)	$9,055,641

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$142	$760,609	$—	$760,751
Payable to affiliate	34,909	13,176	(46,616)	1,469
Accrued expenses	53,432	234,619	—	288,051
Capital lease obligations – current	—	42,163	—	42,163
Long-term debt – current	562,655	13,001	—	575,656
Other liabilities – current	—	150,836	(28)	150,808
Deferred income taxes	—	2,053	—	2,053
Income taxes payable	53,675	10,729	—	64,404

Total current liabilities	704,813	1,227,186	(46,644)	1,885,355

Long-term debt	2,227,539	62,915	—	2,290,454
Capital lease obligations	—	721,610	—	721,610
Deferred income taxes	—	301,986	(63,492)	238,494
Other liabilities	1,973	313,030	—	315,003

Total liabilities	2,934,325	2,626,727	(110,136)	5,450,916

Commitments and contingencies (Note 13)

Total shareholders’ equity	3,604,725	6,008,178	(6,008,178)	3,604,725

Total liabilities and shareholders’ equity	$6,539,050	$8,634,905	$(6,118,314)	$9,055,641

Delhaize America, Inc.

Consolidated Balance Sheets

As of January 1, 2005

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$351,294	$148,751	$—	$500,045
Receivables, net	1,123	120,362	(849)	120,636
Receivable from affiliate	15,290	52,147	(50,001)	17,436
Inventories	—	1,147,848	—	1,147,848
Prepaid expenses	1,672	34,920	—	36,592
Other assets	1	26,242	—	26,243

Total current assets	369,380	1,530,270	(50,850)	1,848,800

Property and equipment, net	9,852	2,907,483	—	2,917,335
Goodwill	—	3,049,622	—	3,049,622
Other intangibles, net	—	802,662	—	802,662
Reinsurance recoverable from affiliate (Note 1)	—	136,845	—	136,845
Deferred tax asset	65,081	—	(65,081)	—
Other assets	102,898	70,385	—	173,283
Investment in and advances to subsidiaries	5,968,983	—	(5,968,983)	—

Total assets	$6,516,194	$8,497,267	$(6,084,914)	$8,928,547

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$154	$664,916	$—	$665,070
Dividend payable	25,029	—	—	25,029
Payable to affiliate	38,924	12,002	(50,001)	925
Accrued expenses	54,757	201,249	—	256,006
Capital lease obligations – current	—	40,639	—	40,639
Long-term debt – current	—	13,144	(849)	12,295
Other liabilities – current	1	146,573	—	146,574
Deferred income taxes	—	3,349	—	3,349
Income taxes payable	31,850	19,609	—	51,459

Total current liabilities	150,715	1,101,481	(50,850)	1,201,346

Long-term debt	2,794,612	71,616	—	2,866,228
Capital lease obligations	—	722,113	—	722,113
Deferred income taxes	—	315,404	(65,081)	250,323
Other liabilities	1,817	317,670	—	319,487

Total liabilities	2,947,144	2,528,284	(115,931)	5,359,497

Commitments and contingencies (Note 17)

Total shareholders’ equity	3,569,050	5,968,983	(5,968,983)	3,569,050

Total liabilities and shareholders’ equity	$6,516,194	$8,497,267	$(6,084,914)	$8,928,547

Delhaize America, Inc.

Consolidated Statements of Cash Flows

For the 26 Weeks ended July 2, 2005

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(106,107)	$527,777	$421,670

Cash flows from investing activities
Capital expenditures	(2,239)	(235,995)	(238,234)
Proceeds from sale of property	204	7,352	7,556
Other investment activity	11,857	2,375	14,232

Net cash provided (used in) investing activities	9,822	(226,268)	(216,446)

Cash flows from financing activities
Principal payments on long-term debt	—	(9,318)	(9,318)
Principal payments under capital lease obligations	—	(21,750)	(21,750)
Transfer from escrow to fund long- term debt	—	11,827	11,827
Dividends paid	(125,327)	—	(125,327)
Net change in advances to subsidiaries	249,507	(249,507)	—
Parent common stock repurchased	(33,094)	—	(33,094)
Proceeds from stock options exercised	3,394	—	3,394
Excess tax benefits related to stock options	7,557	—	7,557

Net cash provided by (used in) financing activities	102,037	(268,748)	(166,711)

Net increase in cash and cash equivalents	5,752	32,761	38,513
Cash and cash equivalents at beginning of year	351,294	148,751	500,045

Cash and cash equivalents at end of period	$357,046	$181,512	$538,558

Delhaize America, Inc.

Consolidated Statements of Cash Flows

For the 26 Weeks ended July 3, 2004

(Dollars in thousands)	Parent (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(119,282)	$598,134	$478,852

Cash flows from investing activities
Capital expenditures	(21)	(143,095)	(143,116)
Proceeds from sale of property	—	11,235	11,235
Other investment activity	(4,498)	279	(4,219)

Net cash used in investing activities	(4,519)	(131,581)	(136,100)

Cash flows from financing activities
Principal payments on long-term debt	—	(8,899)	(8,899)
Principal payments under capital lease obligations	—	(17,360)	(17,360)
Transfer from escrow to fund long- Term debt	—	7,827	7,827
Net change in advances to subsidiaries	456,022	(456,022)	—
Parent common stock repurchased	(9,942)	—	(9,942)
Proceeds from stock options exercised	1,876	—	1,876

Net cash provided by (used in) financing activities	447,956	(474,454)	(26,498)

Net increase in cash and cash equivalents	324,155	(7,901)	316,254
Cash and cash equivalents at beginning of year	147,090	166,539	313,629

Cash and cash equivalents at end of period	$471,245	$158,638	$629,883

The wholly-owned direct subsidiaries named below fully and unconditionally and jointly and severally guarantee Delhaize America’s 7.375% notes due 2006, 7.55% notes due 2007, 8.125% notes due 2011, 8.05% notes due 2027 and 9.00% debentures due 2031.

•	Food Lion, LLC is a North Carolina limited liability company that operates substantially all of the Company’s Food Lion stores. Food Lion’s executive offices are located at 2110 Executive Drive, Salisbury, North Carolina 28145-1330.

•	Hannaford Bros. Co. is a Maine corporation that operates substantially all of the Company’s Hannaford stores. Hannaford’s executive offices are located at 145 Pleasant Hill Road, Scarborough, Maine 04074.

•	Kash n’ Karry Food Stores, Inc. is a Delaware corporation that operates all the Company’s Kash n’ Karry stores. Kash n’ Karry’s executive offices are located at 3801 Sugar Palm Drive, Tampa, Florida 33619.

•	J.H. Harvey Co., LLC is a Georgia limited liability company that operates all of the Company’s Harveys stores. Harveys’ executive offices are located at 727 S. Davis Street, Nashville, Georgia 31639.

13) Commitments and Contingencies

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

14) New Credit Agreement

On April 22, 2005, the Company entered into a $500 million five-year unsecured revolving credit agreement with a syndicate of commercial banks (the “New Credit Agreement”), which replaced its then existing secured $350 million, five-year revolving amended and restated credit agreement (the “Prior Credit Agreement”). The Company and the other parties terminated the Prior Credit Agreement (except those provisions, which by their terms survive termination) in connection with, and as a condition to, entering into the New Credit Agreement. The Prior Credit Agreement was scheduled to expire on July 31, 2005. The Company incurred no early termination penalties in connection with the termination.

The New Credit Agreement provides for a $500 million five-year unsecured revolving credit facility, with a $100 million sublimit for the issuance of letters of credit, and a $35 million sublimit for swingline loans. At the election of the Company, the aggregate maximum principal amount available under the New Credit Agreement may be increased to an aggregate amount not exceeding $650 million. The New Credit Agreement will mature April 22, 2010, unless optionally extended thereunder for up to two additional years.

The New Credit Agreement contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio and a maximum leverage ratio. We must be in compliance with all covenants in order to have access to funds under the New Credit Agreement. As of July 2, 2005, we were in compliance with all covenants contained in the New Credit Agreement. A deteriorating economic or operating environment can subject us to a risk of non-compliance with the covenants. We had no outstanding borrowings under the New Credit Agreement as of July 2, 2005, and had no borrowings during 2005 under this facility. Funds are available under the New Credit Agreement for general corporate purposes, including as credit support for the Company’s commercial paper programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation (13 weeks and 26 weeks ended July 2, 2005 compared to the 13 weeks and 26 weeks ended July 3, 2004)

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in this Quarterly Report on Form 10-Q and the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

Executive Summary

Delhaize America, a wholly-owned subsidiary of Delhaize Group, engages in one line of business, the operation of retail food supermarkets in the eastern United States. Delhaize America is a holding company that does business primarily under the banners Food Lion, Hannaford, Kash n’ Karry and Harveys. Our stores sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food, deli-bakery and non-food items such as health and beauty care, prescription medicines, and other household and personal products. We offer nationally and regionally advertised brand name merchandise as well as products manufactured and packaged for us under the private labels of “Food Lion,” “Hannaford,” “Kash n’ Karry,” “Sweetbay” and “Harveys.”

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

During the second quarter of fiscal 2005, Delhaize America posted increased sales and improving gross margins, as compared to the second quarter of fiscal 2004.

Second Quarter Highlights:

•	Gross Margin Improvement. Opportunities for margin optimization have been enhanced with the implementation of the new inventory system and margin management processes in fiscal 2004 at our Food Lion and Kash n’ Karry banners. We continue to recognize improvements in margin, shrink control and inventory management through full visibility to item-level detail data provided by this system. Food Lion continues to experience a decrease in inventory shrinkage and is making related decisions to increase sales and margins.

•	Selling and Administrative Expenses. During the second quarter of 2005, we incurred (i) additional expenses related to the integration of Victory, the launch of Sweetbay and Food Lion’s market renewals in advance of the expected sales benefits, (ii) increased supply costs over last year as paper/resin costs increase due to rising fuel costs and (iii) increased stock compensation expenses of $7.0 million and $11.7 million over the second quarter of 2004 and the 26 weeks of 2004, respectively as a result of the Company’s adoption of Statement of Financial Accounting Standards No. 123R (“Statement 123R”). There were no stock compensation costs related to Statement 123R recorded in 2004.

•	Market Renewal. On June 22, 2005, Food Lion re-launched its third market renewal program in Greensboro, North Carolina including the remodeling of 58 stores. Greensboro is a key market for Food Lion and we are pleased with the early sales results.

•	Kash n’ Karry. The conversions of Kash n’ Karry to Sweetbay Supermarket continued during the second quarter of 2005, with sales results exceeding management’s expectations. We had 17 Sweetbay stores in operation at July 2, 2005.

•	Integration of Victory. During the second quarter of 2005, Hannaford continued working on the integration of the 19 Victory Super Markets acquired in fourth quarter of 2004. Victory continued to introduce Hannaford’s private label products and the prices of many products were lowered to align Victory to Hannaford’s Everyday Low Price pricing strategy. Eight Victory stores were converted to the Hannaford banner during second quarter, bringing the total converted Victory stores to ten. We plan to convert the remaining nine Victory stores by the end of the third quarter.

•	New Private Label Products. During the second quarter of 2005, Food Lion added an exclusive private label line of fresh beef, “Butcher’s Brand.” Customer response to this product line has been very positive, supporting improved meat sales during the quarter. During June of 2005, Hannaford launched “Inspirations,” a new line of premium quality label items in addition to its mainstream private label line. This new line presents more than 400 Hannaford Inspirations products made with the freshest and finest all-natural ingredients. We expect this two-tier private label assortment to deliver strong quality and price point differentiation.

•	Growth of Harveys. Following the success of the 13 Food Lion stores converted to Harveys during 2004, three additional Food Lion stores were converted to Harveys during the second quarter of fiscal 2005 bringing the total to nine for the first six months of fiscal 2005. Harveys is strengthening our position in the Georgia market where we did not have a strong presence, giving us opportunities to focus on local consumers’ needs in this market to grow the Harveys business.

2005 Remaining Outlook:

•	Food Lion plans to complete its fourth market renewal program in Baltimore, Maryland in the fall of 2005.

•	Kash n’ Karry will continue to convert to Sweetbay Supermarket over approximately the next three years. We plan to convert or open approximately nine more stores under the Sweetbay banner by the end of 2005. With the early success of the Sweetbay conversions, we have decided to accelerate the conversion plan for the Tampa/St. Petersburg market for completion 2006.

•	Harveys plans to convert an additional three Food Lion stores to its banner. These conversions are expected to enhance our Company’s presence in Harveys’ primary market area by tapping into the strength of the local Harveys’ brand.

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

Inventories- Generally all inventories are stated at the lower of cost or market determined by the Last-in, First-out (“LIFO”) method. Meat, produce, deli-bakery and seafood inventories are valued on the average cost method rather than the LIFO method. We evaluate inventory shrinkage throughout the year based on actual physical counts in our stores and distribution centers and record adjustments based on the results of these counts to provide for the estimated shrinkage as of the balance sheet date.

Leases- Our stores operate principally in leased premises. We account for leases under the provisions of SFAS No. 13, “Accounting for Leases,” and related accounting guidance. For lease agreements that provide for escalating rent payments, we recognize rent expense on a straight-line basis over the non-cancelable lease term and option renewal periods where failure to exercise such options would result in an economic penalty such that renewal appears, at the inception of the lease, to be reasonably assured. Rent incurred during the construction and development of a store is capitalized as a component of property and equipment. The lease term commences when we become obligated under the terms of the lease agreement and extends over the non-cancelable term and option renewal periods where failure to exercise such option would result in an economic penalty such that renewal appears to be reasonably assured.

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

Stock compensation- We adopted Statement 123R during the first quarter of 2005, using the modified prospective approach. Historically, we applied the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees,” and the straight-line method was used to allocate the option valuation amounts evenly over their respective vesting schedules.

Historically, for purposes of the disclosures required by the original provisions of SFAS No. 123, the straight-line method was used to allocate the option valuation amounts evenly over their respective vesting schedules. We elected to apply the revised standard using the modified prospective transition method. Under this transition method, compensation cost recognized in fiscal year 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 2, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 2, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. We are not required to restate financial statements for any prior period.

The fair value of restricted stock unit awards is determined based on the number of shares granted and the market price at the grant dates. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in disclosures required under SFAS No. 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under Statement 123R prospectively, beginning with 2005 stock compensation grants.

Estimating the fair value of options requires us to use significant estimates and judgments, which include expected dividend yield, expected volatility, risk-free interest rate and expected term. The expected dividend yield is calculated by dividing the Delhaize Group annual dividend by the share price at the date of grant for options. The expected volatility represents a five year historical volatility and the risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Now that we are expensing stock options on a graded method, the expected term is based on observed exercise history since 2002 and the expected exercise activity through maturity of the option grant.

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

Results of Operation

The following tables set forth the unaudited condensed consolidated statements of income for the 13 weeks and the 26 weeks ended July 2, 2005 and for the 13 weeks and 26 weeks ended July 3, 2004 for informational purposes.

Effective first quarter of fiscal 2005, the Company’s parent company, Delhaize Group, began reporting its financial results under International Financial Reporting Standards (“IFRS”) as endorsed by the European Union. This replaced Delhaize Group’s previous reporting under Belgian GAAP. During second quarter of fiscal 2005, we made reclassifications between certain financial statement line items previously reported in order to eliminate differences between US GAAP and IFRS reporting formats. We believe these reclassifications create comparability, consistency and efficiency in our internal and external reporting and analysis. See Note 1 for further discussion.

The 2004 results have also been adjusted to classify the results of operation for the six stores closed after the 26 weeks ended July 3, 2004 as “discontinued operations.” The net sales and other revenues, cost of goods sold, and selling and administrative expenses are reflected on a net basis in “discontinued operations” in our Condensed Consolidated Statement of Income.

(Dollars in thousands)	13 Weeks Ended July 2, 2005	13 Weeks Ended July 3, 2004
	(unaudited)	(unaudited)
Net sales and other revenues	$4,127,571	$3,995,749
Cost of goods sold	3,018,535	2,946,383
Selling and administrative expenses	902,544	828,171

Operating income	206,492	221,195
Interest expense	80,773	80,706

Income from continuing operations before income taxes	125,719	140,489
Provision for income taxes	53,718	51,888

Income from continuing operations	72,001	88,601
Loss from discontinued operations, net of tax	2,227	2,445

Net income	$69,774	$86,156

(Dollars in thousands)	26 Weeks Ended July 2, 2005	26 Weeks Ended July 3, 2004
	(unaudited)	(unaudited)
Net sales and other revenues	$8,154,625	$7,849,742
Cost of goods sold	5,953,165	5,776,991
Selling and administrative expenses	1,788,732	1,642,349

Operating income	412,728	430,402
Interest expense	162,239	161,375

Income from continuing operations before income taxes	250,489	269,027
Provision for income taxes	106,611	103,012

Income from continuing operations	143,878	166,015
Loss from discontinued operations, net of tax	4,558	56,261

Net income	$139,320	$109,754

The following tables set forth, for the periods indicated, the percentage which the listed amounts bear to net sales and other revenues:

	13 Weeks Ended July 2, 2005%	13 Weeks Ended July 3, 2004%
	(unaudited)	(unaudited)
Net sales and other revenues	100.00	100.00
Cost of goods sold	73.13	73.74
Selling and administrative expenses	21.87	20.73

Operating income	5.00	5.53
Interest expense	1.96	2.02

Income from continuing operations before income taxes	3.04	3.51
Provision for income taxes	1.30	1.30

Income from continuing operations	1.74	2.21
Loss from discontinued operations, net of tax	0.05	0.05

Net income	1.69	2.16

	26 Weeks Ended July 2, 2005%	26 Weeks Ended July 3, 2004%
	(unaudited)	(unaudited)
Net sales and other revenues	100.00	100.00
Cost of goods sold	73.00	73.59
Selling and administrative expenses	21.94	20.92

Operating income	5.06	5.49
Interest expense	1.99	2.06

Income from continuing operations before income taxes	3.07	3.43
Provision for income taxes	1.31	1.31

Income from continuing operations	1.76	2.12
Loss from discontinued operations, net of tax	0.05	0.72

Net income	1.71	1.40

Sales

(Dollars in billions)	13 weeks ended July 2, 2005	13 weeks ended July 3, 2004	26 weeks ended July 2, 2005	26 weeks ended July 3, 2004
Net sales and other revenues	$4.1	$4.0	$8.2	$7.8

We record revenues primarily from the sale of products in our retail stores. Net sales and other revenues for the 13 and 26 weeks ended July 2, 2005 increased 3.3% and 3.9% over the corresponding periods of 2004 driven primarily by the acquisition of 19 Victory stores during the fourth quarter of fiscal 2004 and new store sales. Comparable store sales decreased 0.4% during the second quarter of 2005 and increased 0.1% for the 26 weeks ended July 2, 2005. Comparable store sales adjusted for the timing of Easter, increased 0.2% in the second quarter of 2005 (compared to a 1.4% increase in the second quarter of 2004). Sales continued to be strong at Hannaford and Sweetbay, while sales growth at Food Lion, Kash n’ Karry and Harveys was challenging due to strong competitive activity and consumer uncertainty due to higher gasoline prices.

We continue to see significant competitive activity as a greater number of retailers battle for the consumers’ dollars. During the first six months of 2005, we experienced 32 competitive store openings offset by 29 competitive closings (primarily Winn-Dixie closings) in our operating area. In addition, many competitors continued to invest heavily in promotional spending in the form of aggressive advertised pricing, buy one and get one or two free offers, double and triple couponing and other aggressive pricing strategies. Food Lion began price and promotion activity and other initiatives during the second quarter to boost sales performance and confirm its low price leadership. These activities, which continue in the third quarter, have resulted in improved sales momentum.

As of July 2, 2005, we operated 1,535 stores. Our retail store square footage totaled 56.8 million square feet at July 2, 2005, resulting in a 3.5% increase over the comparable period of 2004. Detail of store activity for the 26 weeks ended July 2, 2005 is shown below:

	Food Lion	Hannaford	Kash n’ Karry		Harveys	Total
Stores at beginning of year	1,222	142	104		55	1,523

Stores opened	12	2	3		1	18
Stores closed	(2)	—	—		—	(2)
Stores relocated	(3)	—	—		(1)	(4)
Stores converted	(9)	—	—		9	—

Stores at July 2, 2005	1,220	144	107	**	64	1,535

Net change for the year	(2)	2	3		9	12

Stores remodeled	65	3	8		—	76

**	Note includes 17 Sweetbay Supermarkets.

Gross Profit

(Percent of net sales and other revenues)	13 weeks ended July 2, 2005	13 weeks ended July 3, 2004	26 weeks ended July 2, 2005	26 weeks ended July 3, 2004
Gross profit	26.87%	26.26%	27.00%	26.41%

Gross profit as a percentage of sales increased in the second quarter of 2005 and the 26 weeks of 2005 compared with the corresponding periods in 2004 primarily due to margins from the 19 Victory stores acquired during the fourth quarter of fiscal 2004, lower inventory shrink at Food Lion and continued focus on optimizing margin to drive sustainable profitable sales at all of our operating companies. During the third quarter of fiscal 2004, we successfully completed the transition of all of our Food Lion and Kash n’ Karry stores to a new inventory and margin management system, which was first developed at Hannaford and modified to address the specific needs of Food Lion and Kash n’ Karry. This system has enabled us to improve our current margin analysis, shrink control and inventory management through full visibility to item-level detail data.

Our inventories are generally stated at the lower of cost or market, and we value approximately 74% of our inventory using the Last-in, First-out or LIFO method.

Our LIFO reserve increased $2.0 million and $5.2 million for the 13 and 26 weeks of 2005 and $2.3 million and $3.7 million for the same period last year. The charge in the second quarter of 2005 is a result of modest inflation across most product categories.

Selling and Administrative Expenses

(Percent of net sales and other revenues)	13 weeks ended July 2, 2005	13 weeks ended July 3, 2004	26 weeks ended July 2, 2005	26 weeks ended July 3, 2004
Selling and administrative expenses	21.87%	20.73%	21.94%	20.92%
Selling and administrative expenses excluding depreciation and amortization	18.98%	17.87%	19.02%	17.99%

Selling and administrative expenses as a percent of sales increased over the 13 weeks and 26 weeks of 2004 primarily due to (i) expenses related to the integration of Victory, the launch of Sweetbay and Food Lion’s market renewals in advance of the expected sales benefits, (ii) increasing supply costs over last year as paper/resin costs increase due to rising fuel costs and (iii) increased stock compensation expenses of $7.0 million and $11.7 million over the second quarter and the 26 weeks of 2004, respectively as a result of our adoption of Statement 123R (See Note 5). There were no stock compensation costs related to Statement 123R recorded in 2004.

Depreciation and Amortization Expense

(Dollars in millions)	13 weeks ended July 2, 2005	13 weeks ended July 3, 2004	26 weeks ended July 2, 2005	26 weeks ended July 3, 2004
Depreciation and amortization expense	$119.1	$114.3	$237.7	$230.3
Percent of net sales and other revenues	2.89%	2.86%	2.92%	2.93%

The increase in depreciation and amortization for the 13 weeks and 26 weeks ended July 2, 2005 compared to the corresponding periods of 2004 is primarily due to the acquisition of the 19 Victory stores acquired in fiscal 2004. Also the increase in depreciation and amortization is due to equipment purchases for new stores and renovations and additional store capital leases since the second quarter of 2004.

Interest Expense

(Dollars in millions)	13 weeks ended July 2, 2005	13 weeks ended July 3, 2004	26 weeks ended July 2, 2005	26 weeks ended July 3, 2004
Interest expense	$80.8	$80.7	$162.2	$161.4
Percent of net sales and other revenues	1.96%	2.02%	1.99%	2.06%

Interest expense increased for the 13 weeks and 26 weeks ended July 2, 2005 as compared to the corresponding periods of 2004 primarily due to additional store capital leases and a decrease in the benefit from our interest rate swap agreements. These increases to interest expense were offset by increased investment income resulting from higher cash balances and the repurchase and redemption of $52.355 million of our debt during the fourth quarter of 2004.

Discontinued Operations

# of stores closed as discontinued operations
Fiscal Year 2003	44
Fiscal Year 2004	39
26 weeks ended July 2, 2005	2

Total stores closed as discontinued operations	85

In accordance with the provisions of SFAS No. 144, a portion of the costs associated with the closure of these stores, as well as related operating activity prior to closing for these stores, was recorded in “Loss from discontinued operations, net of tax” in our Condensed Consolidated Statement of Income.

Income Taxes

(Dollars in millions)	13 weeks ended July 2, 2005	13 weeks ended July 3, 2004	26 weeks ended July 2, 2005	26 weeks ended July 3, 2004
Provision for income taxes	$53.7	$51.9	$106.6	$103.0
Effective tax rate	42.7%	36.9%	42.6%	38.3%

The effective tax rate increased for the 13 weeks ended July 2, 2005 from the 13 weeks ended July 3, 2004 because the tax provision for the period ended July 3, 2004 included approximately $3.4 million (net of tax) in interest income related to an IRS audit refund. Our Company’s tax rate from continuing operations would have been 39.3% and 39.5% for the 13 weeks and 26 weeks ended July 3, 2004, respectively, excluding this interest refund. Furthermore, the tax rate has increased in 2005 due to the non-deductible nature of qualified stock options (see Note 5, which more fully describes our Company’s adoption of Statement 123R) as well as increased accruals for state audits.

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

Liquidity and Capital Resources

(Dollars in millions)	26 weeks ended July 2, 2005	26 weeks ended July 3, 2004
Cash provided by operating activities	$421.7	$478.9

We have funded our operations and acquisitions from cash generated from our operations and borrowings.

At July 2, 2005, we had cash and cash equivalents of $538.6 million compared with $629.9 million at July 3, 2004. We have historically generated positive cash flow from operations. The decrease in cash provided by operating activities over the comparable period is primarily due to an increase in inventory and higher tax payments offset by an increase in accounts payable and accrued expenses. The increase in inventory for the 26 weeks of 2005 is to support the level of inventory needed to meet our store replenishment requirements and Food Lion’s launch of its Butcher’s Brand beef program. The decrease in inventory for the 26 weeks of 2004 is primarily the result of the closing of the 35 underperforming stores.

(Dollars in millions)	26 weeks ended July 2, 2005	26 weeks ended July 3, 2004
Cash flows used in investing activities	$216.4	$136.1

The increase in investing activities was primarily due to an increase in capital expenditures, $238.2 million for the 26 weeks ended July 2, 2005 compared with $143.1 million for the comparable period of 2004. The increase in capital expenditures is primarily due to construction costs incurred for the Greensboro, North Carolina market which was completed during the second quarter, continuing costs incurred for the Baltimore, Maryland market to be completed in the fall of 2005 and costs to convert existing Kash n’ Karry stores to Sweetbay Supermarket and the opening of three new Sweetbay Supermarket stores. For the 26 weeks ended July 2, 2005, we opened 18 new stores and renovated 76 existing stores compared with 22 new stores and seven renovations for the corresponding period last year.

In fiscal 2005, we plan to incur approximately $625 million of capital expenditures compared to the previous projection of $550 million. The encouraging results in our Sweetbay conversions and the benefits of expanding Hannaford’s operations and renewing Food Lion’s key markets are drivers of future growth. We plan to finance capital expenditures during fiscal 2005 through funds generated from operations and existing bank facilities and the use of leases when necessary.

(Dollars in millions)	26 weeks ended July 2, 2005	26 weeks ended July 3, 2004
Cash flows used in financing activities	$166.7	$26.5

Cash used in financing activities increased for the 26 weeks of 2005 compared to 26 weeks of 2004 primarily due to dividend payments this year of $125.3 million and increased purchases this year of parent common stock used for employee stock option exercises in the 26 weeks of 2005 compared to the same period of last year.

Debt

On April 22, 2005, we entered into a $500 million five-year unsecured revolving credit agreement with a syndicate of commercial banks (the “New Credit Agreement”), which replaced our then existing secured $350 million, five-year revolving amended and restated credit agreement (the “Prior Credit Agreement”). The Company and the other parties terminated the Prior Credit Agreement (except those provisions, which by their terms survive termination) in connection with, and as a condition to, entering into the New Credit Agreement. The Prior Credit Agreement was scheduled to expire on July 31, 2005. The Company incurred no early termination penalties in connection with the termination.

The New Credit Agreement provides for a $500 million five-year unsecured revolving credit facility, with a $100 million sublimit for the issuance of letters of credit, and a $35 million sublimit for swingline loans. At the election of the Company, the aggregate maximum principal amount available under the New Credit Agreement may be increased to an aggregate amount not exceeding $650 million. The New Credit Agreement will mature April 22, 2010, unless optionally extended thereunder for up to two additional years.

The New Credit Agreement contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio and a maximum leverage ratio. We must be in compliance with all covenants in order to have access to funds under the New Credit Agreement. As of July 2, 2005, we were in compliance with all covenants contained in the New Credit Agreement. A deteriorating economic or operating environment can subject us to a risk of non-compliance with the covenants. We had no outstanding borrowings under the New Credit Agreement as of July 2, 2005, and had no borrowings during 2005 under this facility. Funds are available under the New Credit Agreement for general corporate purposes, including as credit support for the Company’s commercial paper programs.

At July 2, 2005, we had long–term debt as follows:

(Dollars in thousands)
Notes, 7.375%, due 2006	$565,033	(a)(b)
Notes, 7.55%, due 2007	144,817	(a)
Notes, 8.125%, due 2011	1,098,554	(a)
Notes, 8.05%, due 2027	121,748	(a)
Debentures, 9.00%, due 2031	855,000
Medium-term notes, 8.67% to 8.73%, due 2006	5,042	(a)
Other notes, 6.31% to 14.15%, due 2005 to 2016	52,611	(a)
Mortgage payables, 7.55% to 8.65%, due 2005 to 2016	9,557	(a)
Financing lease, 7.25%, due 2005 to 2018	13,748

	2,866,110
Less current portion	575,656

	$2,290,454

(a)	Net of associated discount and premium
(b)	These notes are due April 15, 2006 and were reclassed to current during the second quarter of 2005. While we continue to evaluate alternative financing opportunities, we believe that our current cash balances, along with cash flows from operations and available credit lines will be sufficient to cover the coming maturities.

In October 2003, our Hannaford banner invoked the defeasance provisions of its outstanding 7.41% Senior Notes due February 15, 2009, 8.54% Senior Notes due November 15, 2004, 6.50% Senior Notes due May 15, 2008, 6.58% Senior Notes due February 15, 2011, 7.06% Senior Notes due May 15, 2016 and 6.31% Senior Notes due May 15, 2008 (collectively, the “Notes”) and placed sufficient funds in an escrow account to satisfy the remaining principal and interest payments due on the Notes. As a result of this defeasance, Hannaford is no longer subject to the negative covenants contained in the agreements governing these notes. As of July 2, 2005 and January 1, 2005, $53.4 million and $65.2 million in aggregate principal amount of these notes was outstanding. Cash committed to fund the escrow and not available for general corporate purposes, is considered restricted. As of July 2, 2005 restricted funds of $12.9 million and $46.8 million are recorded in Current Other Assets and Non-current Other Assets. As of January 1, 2005 restricted funds of $13.1 million and $59.8 million are recorded in Current Other Assets and Non-current Other Assets.

We enter into significant leasing obligations related to our store properties. Capital lease obligations outstanding at July 2, 2005 were $763.8 million compared with $708.6 million at July 3, 2004. Lease agreements provide for initial terms of 20 and 25 years, with renewal options ranging from five to 20 years. We also had significant operating lease commitments at the end of fiscal 2004.

We also have periodic short-term borrowings under informal credit arrangements that are available to us at the lenders’ discretion. We had no borrowings outstanding as of July 2, 2005 or July 3, 2004.

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

We maintain interest rate swaps against certain debt obligations, effectively converting a portion of the debt from fixed to variable rates. The notional principal amounts of interest rate swap arrangements as of April 2, 2005 were $300 million maturing in 2006 and $100 million maturing in 2011. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The $100 million notional swaps maturing in 2011 meet the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133, “Derivative Instruments and Hedging Activities.” During the fourth quarter of 2004, in association with the retirement of $36.536 million of our $600 million 7.375% notes, we de-designated the $300 million notional interest rate swaps as a fair value hedge of 50% of the $600 million 2006 notes, and re-designated them as fair value hedge of approximately 53% of the remaining $563.5 million 2006 notes. These swaps meet the criteria of being highly effective swaps, as prescribed by SFAS No. 133, and currently carry no significant ineffectiveness. We have recorded a derivative asset in connection with all these agreements in the amount of $3.5 million and $8.3 million at July 2, 2005 and January 1, 2005, respectively, which is included in our Consolidated Balance Sheet in Non-current Other Assets.

In fiscal 2001, we settled certain interest rate hedge agreements in connection with the completion of an offering of notes, resulting in an unrealized loss of approximately $214 million. As a result of the adoption of SFAS No. 133 at the beginning of fiscal 2001, the unrealized loss was recorded in “Accumulated other comprehensive income (loss), net of tax,” and is being amortized to “Interest expense” over the term of the associated notes. The unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss net of taxes at July 2, 2005 and January 1, 2005 was $36.3 million and $38.9 million, respectively.

The table set forth below provides the expected principal payments and related interest rates of our long-term debt by fiscal year of maturity as of January 1, 2005.

(Dollars in millions)	2005	2006	2007	2008	2009	Thereafter	Fair Value
Notes, due 2006		$563.5 (a)					$590.2
Average interest rate		7.38%

Notes, due 2011						$1,100.0 (b)	$1,282.4
Average interest rate						8.13%

Debentures, due 2031						$855.0	$1,091.8
Average interest rate						9.00%

Medium - term notes		$5.0					$5.4
Average interest rate		8.71%

Notes, due 2007			$145.0				$156.4
Average interest rate			7.55%

Notes, due 2027						$126.0	$145.0
Average interest rate						8.05%

Mortgage payables	$1.3	$1.4	$1.6	$1.0	$1.1	$3.6	$10.9
Average interest rate	8.09%	8.10%	8.10%	7.76%	7.75%	8.08%

Other notes	$12.1	$12.1	$12.2	$12.2	$5.8	$13.1 (c)	$71.1
Average interest rate	6.93%	6.95%	6.98%	6.98%	7.34%	7.31%

Financing lease	$0.6	$0.5	$0.6	$0.7	$0.7	$7.9	$11.0
Average interest rate	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%

(a)	$300.0 million notional amount was swapped for a variable interest rate based on a six-month or three-month U.S. dollar LIBOR reset on a semiannual or a quarterly basis. The carrying value of these notes was increased by $4.9 million at January 1, 2005, to reflect the fair value of the interest rate swap.
(b)	$100.0 million notional amount was swapped for a variable interest rate based on a six-month or three-month U.S. dollar LIBOR reset on a semiannual or a quarterly basis. The carrying value of these notes was increased by $1.6 million at January 1, 2005, to reflect the fair value of the interest rate swap.
(c)	See Note 7 of the Company’s 2004 Consolidated Financial Statements for Hannaford defeasance discussion.

We do not trade in foreign markets or in commodities, nor do we have significant concentrations of credit risk. Accordingly, we do not believe that foreign exchange risk, commodity risk or credit risk pose a significant threat to our Company.

Contractual Obligations and Commitments

We assume various financial obligations and commitments in the normal course of our operations and financing activities. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. A table representing the scheduled maturities of our contractual obligations as of January 1, 2005 was included under the heading “Contractual Obligations and Commitments” on page 23 of our Company’s 2004 Annual Report on Form 10-K filed with the SEC on April 1, 2005. At July 2, 2005, there were no significant changes from the table referenced above.

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

Recently Issued and Adopted Accounting Standards

In June 2005, the Financial Standards Board (“FASB”) issued Emerging Issues Task Force (EITF) Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” EITF Issue No. 05-06 indicates that for operating leases, leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvement are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF Issue No. 05-06 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 28, 2005. Earlier application is permitted in periods for which financial statements have not been issued. The adoption of this Issue is not expected to have an impact on the Company’s financial statements.

In May 2005, FASB issued Financial Accounting Standards (“FAS”) No. 154, “Accounting Changes and Error ‘Reporting Accounting Changes in Interim Financial Statements.’” FAS No. 154 is a result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB) toward development of a single set of high-quality accounting standards. As part of that effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. Reporting of accounting changes was identified as an area in which financial reporting in the United States could be improved by eliminating differences between Opinion 20 and IAS 8, “Accounting Policies, Changes in Accounting Estimates and Errors.” FAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The standard does not have an impact on the Company’s financial statements.

In March 2005, FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, An Interpretation of Financial Accounting Standard (FAS) No. 143, ‘Accounting for Asset Retirement Obligations.’” FIN No. 47 clarifies the requirements to record liabilities stemming from a legal obligation to clean up and retire fixed assets, when retirement depends on a future event. FASB believes this interpretation will result in more consistent recognition of liabilities relating to asset retirement obligations, more information about expected future cash outflows associated with the obligations and investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN No. 47 will be effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but not required. Early adoption is encouraged. The adoption of this standard does not have an impact on the Company’s financial statements.

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

PART II OTHER INFORMATION

Item 6. Exhibits

Exhibit	Description
4	Fifth Supplemental Indenture, dated May 17, 2005 and effective as of January 1, 2005, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co. Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop ‘n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannaford Licensing Corp., Victory Distributors, Inc. and The Bank of New York (incorporated by reference to Exhibit 4 of the Company’s Quarterly Report on Form 10-Q dated May 17, 2005) (SEC File No. 0-6080)

10	Credit Agreement, dated as of April 22, 2005, by and among Delhaize America, Inc., the subsidiary guarantors of Delhaize America, Inc. party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender (incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated April 26, 2005) (SEC File No. 0-6080)

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31(b)	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32	Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DELHAIZE AMERICA, INC.

DATE: August 16, 2005	BY:	/s/ Carol M. Herndon
Carol M. Herndon Executive Vice President of Accounting and Analysis and Chief Accounting Officer

Exhibit Index

Exhibit	Description
4	Fifth Supplemental Indenture, dated May 17, 2005 and effective as of January 1, 2005, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co. Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop ‘n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannaford Licensing Corp., Victory Distributors, Inc. and The Bank of New York (incorporated by reference to Exhibit 4 of the Company’s Quarterly Report on Form 10-Q dated May 17, 2005) (SEC File No. 0-6080)

10	Credit Agreement, dated as of April 22, 2005, by and among Delhaize America, Inc., the subsidiary guarantors of Delhaize America, Inc. party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender (incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated April 26, 2005) (SEC File No. 0-6080)

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31(b)	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32	Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)