Form 10-Q
period 2005-10-01
DELHAIZE AMERICA INC
filed 2005-11-15
CIK 37912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

Outstanding shares of common stock of the Registrant as of November 15, 2005.

Class A Common Stock	–	91,270,348,481
Class B Common Stock	–	75,468,935

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELHAIZE AMERICA, INC.

INDEX TO FORM 10-Q

October 1, 2005

Unless the context otherwise requires, the terms “Delhaize America,” the “Company,” “we,” “us” and “our” refer to Delhaize America, Inc., a North Carolina corporation, together with its consolidated subsidiaries.

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

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date this quarterly report on Form 10-Q is filed with the Securities and Exchange Commission. We assume no obligation to update or revise them. Important factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	The grocery retailing industry continues to experience significant competition from national, regional and local supermarket chains, supercenters, discount food stores, specialty stores, convenience stores, warehouse clubs, drug stores and restaurants. Our continued success is dependent upon our ability to compete in this industry, develop and implement retailing strategies and continue to reduce operating expenses. The competitive environment may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins. While we believe there are opportunities for sustained, profitable growth, unanticipated actions of competitors could impact our sales and net income.

•	Our future results could be adversely affected due to pricing and promotional activities of existing and new competitors, including non-traditional food retailers; the state of the economy, including inflationary or deflationary trends in certain commodities; recessionary times in the economy; and our ability to sustain the cost reductions that we have identified and implemented.

•	Our ability to achieve our cost savings goals could be affected by, in addition to other factors described herein, our ability to achieve productivity improvements, shrink reduction, efficiencies in our distribution centers, and other efficiencies created by our logistics projects.

•	Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, and employment and job growth in the markets in which we operate may affect our ability to hire and train qualified employees to operate our stores. This could negatively affect earnings and sales growth. General economic changes may also affect the shopping habits of our customers, which could affect sales and earnings.

•	Consolidation in the food industry is likely to continue and the effects on our business, favorable or unfavorable, cannot be foreseen.

•	Our ability to integrate any companies we acquire or have acquired and achieve operating improvements at those companies may affect our financial results.

•	Increases in the cost of inputs, such as utility costs, fuel costs or raw material costs and increased product costs, and increased labor and labor related (e.g., health and welfare and pension) costs could negatively impact our results.

•	Adverse weather conditions could increase the cost our suppliers charge for their products, decrease or increase the customer demand for certain products, interrupt operations at affected stores, or interrupt operations of our suppliers.

•	We are subject to labor relations issues, including union organizing activities that could result in an increase in costs or lead to a strike, thus impairing operations and decreasing sales. We are also subject to labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.

•	Changes in laws and regulations, including changes in accounting standards, taxation requirements, and environmental laws may have a material impact on our financial statements.

•	Our future results could be adversely affected by issues affecting the food distribution and retail industry generally, such as food safety concerns, an increase in consumers eating away from home and the manner in which vendors target their promotional dollars.

•	Our comparable store sales growth could be affected by competitors’ openings.

•	We have estimated our exposure to the claims and litigation arising in the normal course of business and believe we have made adequate provisions for them. Unexpected outcomes in these matters could result in an adverse effect on our financial statements.

•	We continue to experience both federal and state audits of income tax filings, which we consider to be part of our ongoing business activity. While the ultimate outcome of these federal and state audits is not certain, we have considered the merits of our filing positions in our overall evaluation of potential tax liabilities and believe we have adequate liabilities recorded in our consolidated financial statements for potential exposures. Unexpected outcomes in these audits could result in an adverse effect on our financial statements.

•	Interest expense on variable rate borrowings will vary with changes in capital markets and the amount of debt that we have outstanding. However, the majority of our long-term notes payable bear an effective fixed interest rate. On this debt, we bear the risk that the required payments will exceed those based on current market rates.

•	Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development costs vary from those budgeted, or if significant projects are not completed in the time frame expected or on budget.

•	Depreciation and amortization expenses may vary from our estimates due to the timing of new store openings and remodels.

•	LIFO charges and credits will be affected by changes in the cost and level of inventory.

•	We are self-insured for workers’ compensation, general liability and auto claims. Maximum retention, including defense costs per occurrence, ranges from (i) $0.5 million to $1.0 million per accident for workers’ compensation, (ii) $5.0 million per accident for automobile liability and (iii) $3.0 million per accident for general liability, with an additional $2.0 million retention in excess of the primary $3.0 million general liability retention for druggist liability. We are insured for costs related to covered claims, including defense costs, in excess of these retentions. It is possible that the final resolution of some of these claims may require us to make significant expenditures in excess of our existing reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated. Pursuant to our self-insurance program, self-insured reserves related to workers’ compensation, general liability and auto coverage are reinsured by Pride Reinsurance Company (“Pride”), an Irish reinsurance captive, owned by an affiliated company of Delhaize Group. Premiums are transferred annually to Pride through Delhaize Insurance Co., a subsidiary of Delhaize America.

•	Our access to capital markets on favorable terms and our leasing costs could be negatively affected by our financial performance and by conditions of the financial markets.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

For the 13 weeks ended October 1, 2005 and October 2, 2004

(Dollars in millions)

	13 Weeks Ended October 1, 2005	13 Weeks Ended October 2, 2004
Net sales and other revenues	$4,197.7	$3,988.6
Cost of goods sold	3,061.7	2,919.5
Selling and administrative expenses	909.0	843.5

Operating income	227.0	225.6
Interest expense	80.8	79.8

Income from continuing operations before income taxes	146.2	145.8
Provision for income taxes	61.0	57.5

Income from continuing operations	85.2	88.3
Loss from discontinued operations, net of tax	1.9	1.0

Net income	$83.3	$87.3

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

For the 39 weeks ended October 1, 2005 and October 2, 2004

(Dollars in millions)

	39 Weeks Ended October 1, 2005	39 Weeks Ended October 2, 2004
Net sales and other revenues	$12,350.3	$11,836.0
Cost of goods sold	9,013.3	8,694.5
Selling and administrative expenses	2,697.0	2,485.1

Operating income	640.0	656.4
Interest expense	243.1	241.1

Income from continuing operations before income taxes	396.9	415.3
Provision for income taxes	167.6	160.7

Income from continuing operations	229.3	254.6
Loss from discontinued operations, net of tax	6.7	57.5

Net income	$222.6	$197.1

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of October 1, 2005 and January 1, 2005

(Dollars in millions)

	October 1, 2005	January 1, 2005
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$679.5	$500.0
Receivables, net	113.6	120.6
Receivable from affiliate	13.6	17.4
Inventories	1,198.0	1,147.9
Prepaid expenses	47.5	36.6
Deferred tax assets	8.5	—
Other assets	26.2	26.3

Total current assets	2,086.9	1,848.8

Property and equipment, net	3,006.2	2,917.3
Goodwill	3,062.9	3,049.6
Other intangibles, net	774.5	802.7
Reinsurance recoverable from affiliate	144.9	136.8
Other assets	98.2	173.3

Total assets	$9,173.6	$8,928.5

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$727.9	$665.1
Dividend payable	—	25.0
Payable to affiliate	2.2	0.9
Accrued expenses	340.1	256.0
Capital lease obligations - current	43.1	40.6
Long term debt - current	580.8	12.3
Other liabilities - current	145.3	151.2
Deferred income taxes	—	3.4
Income taxes payable	85.4	51.5

Total current liabilities	1,924.8	1,206.0

Long-term debt	2,281.7	2,866.2
Capital lease obligations	727.1	722.1
Deferred income taxes	227.0	250.3
Other liabilities	323.0	314.9

Total liabilities	5,483.6	5,359.5

Commitments and contingencies (Note 12)

Shareholders’ equity:
Class A non-voting common stock	163.1	163.1
Class B voting common stock	37.7	37.7
Accumulated other comprehensive loss, net of tax	(51.2)	(55.2)
Additional paid-in capital	2,513.4	2,491.5
Retained earnings	1,027.0	931.9

Total shareholders’ equity	3,690.0	3,569.0

Total liabilities and shareholders’ equity	$9,173.6	$8,928.5

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the 39 weeks ended October 1, 2005 and October 2, 2004

(Dollars in millions)

	39 Weeks Ended October 1, 2005	39 Weeks Ended October 2, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$222.6	$197.1
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loss on disposal of discontinued operations	—	72.8
Depreciation and amortization	356.1	344.5
Depreciation and amortization - discontinued operations	0.1	1.4
Amortization of debt fees/costs	1.6	1.5
Amortization of debt premium	1.1	1.1
Amortization of deferred loss on derivative	6.3	6.3
Transfer from escrow to fund interest, net of accretion	1.8	2.2
Accrued interest on interest rate swap	1.0	(2.0)
Net loss on disposals of property and capital lease terminations	8.8	3.7
Stock compensation expense	21.8	5.3
Deferred income tax (benefit) provision	(38.7)	13.3
Other	0.4	0.2
Changes in operating assets and liabilities which provided (used) cash:
Receivables	6.7	9.9
Net receivable from affiliate	5.1	(0.5)
Inventories	(50.1)	49.0
Prepaid expenses	(10.9)	(7.0)
Other assets	(1.9)	5.6
Accounts payable	41.1	(21.9)
Accrued expenses	82.1	70.1
Income taxes payable	45.7	8.2
Excess tax benefits related to stock options	(9.2)	—
Other liabilities	(10.1)	(33.8)

Total adjustments	458.8	529.9

Net cash provided by operating activities	681.4	727.0

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(382.7)	(260.4)
Proceeds from sale of property	7.9	16.0
Other investment activity	56.3	(27.6)

Net cash used in investing activities	(318.5)	(272.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	3.1	0.3
Principal payments on long-term debt	(13.2)	(10.2)
Principal payments under capital lease obligations	(32.1)	(26.4)
Dividends paid	(125.3)	—
Transfer from escrow to fund long-term debt	11.8	7.8
Parent common stock purchased	(40.8)	(20.9)
Proceeds from stock options exercised	3.9	6.1
Excess tax benefits related to stock options	9.2	—

Net cash used in financing activities	(183.4)	(43.3)

Net increase in cash and cash equivalents	179.5	411.7
Cash and cash equivalents at beginning of year	500.0	313.6

Cash and cash equivalents at end of period	$679.5	$725.3

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1) Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with the requirements for Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Annual Report on Form 10-K of Delhaize America, Inc. Accordingly, the reader of this Form 10-Q should refer to the Company’s Form 10-K for the year ended January 1, 2005 for further information. Unless the context otherwise requires, references to “Delhaize America” or the “Company” in these unaudited condensed consolidated financial statements mean the consolidated company.

Effective January 2 2005, the Company’s parent company, Delhaize Group, began reporting its financial results under International Financial Reporting Standards (“IFRS”) as endorsed by the European Union. This replaced Delhaize Group’s previous reporting under Belgian GAAP. During the second quarter of 2005, the Company made reclassifications between certain financial statement line items previously reported in order to eliminate differences between US GAAP and IFRS reporting formats. The Company believes these reclassifications create comparability, consistency and efficiency in the Company’s internal and external reporting and analysis. Major financial statement line items reclassified include:

Condensed Consolidated Statements of Income

(Dollars in millions)	From	To	13 weeks ended 10/2/04	39 weeks ended 10/2/04
Advertising expense	Cost of goods sold	Selling and administrative expenses	$25.0	$74.4

Condensed Consolidated Balance Sheet

(Dollars in millions)	From	To	January 1, 2005
Software in development	Property and equipment, net	Other intangibles, net	$69.5
Sales taxes payable	Accounts payable	Other liabilities - current	$39.0
Deferred income	Accrued expenses	Other liabilities - current	$36.4

Reclassifications for discontinued operations have also been made for all current and historical information presented herein from that contained in the Company’s prior SEC filings on Forms 10-Q and 10-K.

The financial information presented herein has been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, the financial information includes all adjustments, including normal recurring items, necessary for a fair presentation of interim results.

2) Supplemental Disclosure of Cash Flow Information:

Selected cash payments and non-cash activities during the period were as follows:

(Dollars in millions)	39 Weeks ended October 1, 2005	39 Weeks ended October 2, 2004
Cash payments for income taxes, net of refunds	$156.5	$106.2
Cash payments for interest, net of amounts capitalized	173.4	174.6
Non-cash investing and financing activities:
Capital lease obligations incurred for store properties and equipment	41.7	27.5
Capital lease obligations terminated for store properties and equipment	2.0	1.1
Construction in progress accruals	21.8	—
Change in reinsurance recoverable and other liabilities	8.1	4.7
Reduction of income taxes payable and goodwill for tax adjustments	0.5	2.8

3) Inventories

Inventories are stated at the lower of cost (Last-in, First-out (“LIFO”), First-in, First-out (“FIFO”) and Average Cost) or market. Inventories valued using LIFO method comprised approximately 75% and 76% of inventories on October 1, 2005 and January 1, 2005, respectively. If the Company did not report under the LIFO method, inventories would have been $48.0 million and $40.2 million greater as of October 1, 2005 and January 1, 2005, respectively. Application of the LIFO method resulted in increases in cost of goods sold of $7.8 million and $5.1 million for the 39 weeks ended October 1, 2005 and October 2, 2004, respectively.

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

Total supplier allowances recognized in cost of sales for the 13 and 39 weeks ended October 1, 2005 and October 2, 2004, are shown below:

(Dollars in millions)	13 weeks ended Oct 1, 2005	13 weeks ended Oct 2, 2004	39 weeks ended Oct 1, 2005	39 weeks ended Oct 2, 2004
Allowances credited to cost of inventory	$25.0	$24.9	$73.0	$78.2
Other allowances	30.0	33.5	100.5	97.6

Total supplier allowances recognized in cost of sales	$55.0	$58.4	$173.5	$175.8

5) Accounting for Stock-Based Compensation

Stock Option Plans

The Company’s employees are eligible to participate in a stock option plan of its parent company, the Delhaize Group 2002 Stock Incentive Plan (the “Delhaize Group Plan”), under which options to purchase Delhaize Group American Depository Shares (“ADSs”) may be granted to officers and key employees at prices equal to fair market value on the date of the grant. The Board of Directors of Delhaize Group determines on the date of grant when options become exercisable, provided that no option may be exercised more than ten years after the date of grant. Unlike option exercises under the Prior Plans (defined below), the exercise of options under the Delhaize Group Plan by an optionee results in the issuance of new Delhaize Group ordinary shares through a capital increase of the Company’s parent, Delhaize Group. In connection with the exercise of an option, the optionee pays the exercise price to Delhaize Group. Additionally, the Company pays Delhaize Group an amount equal to the difference between the exercise price of the option and the fair market value of the ADSs on the date of exercise, which totaled $24.0 million and $13.9 million for the 39 weeks ended October 1, 2005 and October 2, 2004, respectively. These Company payments are included as part of parent common stock purchased under cash flows from financing activities on the Company’s condensed consolidated statements of cash flows.

Additionally, there are outstanding options to purchase Delhaize Group ADSs under the Company’s 1996 Food Lion Plan, 1988 and 1998 Hannaford Plans and 2000 Delhaize America Plan (collectively, the “Prior Plans”); however, the Company can no longer grant options under these Prior Plans. The terms and conditions of the Prior Plans are substantially consistent with the current Delhaize Group Plan, with the exception that the Company purchases ADSs to deliver to persons exercising options under the Prior Plans. During the 39 weeks ended October 1, 2005 and October 2, 2004, the Company acquired 146,278 ADSs for $8.9 million and 112,193 ADSs for $6.2 million, respectively, to support the exercise of options under the Prior Plans. These Company payments are included as part of parent common stock purchased under cash flows from financing activities on the Company’s condensed consolidated statements of cash flows. The Company subsequently received proceeds from stock options exercised under the Prior Plans totaling $3.9 million and $6.1 million for the 39 weeks ended October 1, 2005 and October 2, 2004, respectively.

On January 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“Statement 123R”), requiring the Company to recognize expense related to the fair value of its employee share-based awards. The Company will recognize the cost of all share-based awards on a graded method over the vesting period of the awards prospectively beginning with fiscal year 2005 stock compensation grants. In accordance with the provisions of Statement 123R, total stock option expense totaled $4.4 million ($4.1 million, net of tax) and $16.1 million ($14.9 million, net of tax) for the 13 weeks and for the 39 weeks ended October 1, 2005, respectively. As of October 1, 2005, there was $29.9 million of unrecognized compensation cost related to nonvested option shares that is expected to be recognized over a weighted average period of 1.7 years.

Prior to January 2, 2005, the Company accounted for the Delhaize Group Plan and the Prior Plans under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation cost was recognized in the income statement for stock options prior to fiscal year 2005, as all options granted under the Delhaize Group Plan have an exercise price equal to the market value of the underlying Delhaize Group ADSs on the date of grant. Historically, for purposes of the disclosures required by the original provisions of SFAS No. 123, the straight-line method was used to allocate the option valuation amounts evenly over their respective vesting schedules. The Company elected to apply the revised standard using the modified prospective transition method. Under this transition method, compensation cost recognized in fiscal year 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 2, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 2, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The Company is not required to restate financial statements for any prior period.

In accordance with Statement 123R, the cash flows resulting from the tax benefits that relate to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) have been classified as financing cash flows. This excess tax benefit for the 39 weeks ended October 1, 2005 was $9.2 million.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

(Dollars in millions)	13 weeks ended October 1, 2005		13 weeks ended October 2, 2004	39 weeks ended October 1, 2005		39 weeks ended October 2, 2004
Net earnings – as reported	$83.3		$87.3	$222.6		$197.1
Total stock-based employee compensation expense determined using fair value based method (net of tax)	0.6	*	(2.3)	3.5	*	(8.4)

Net earnings – pro forma	$83.9		$85.0	$226.1		$188.7

*	Represents the pro-forma tax benefit associated with disqualifying dispositions of qualified stock options during the 13 weeks and 39 weeks ended October 1, 2005 that had vested prior to January 2, 2005.

The fair value of stock options is determined using the Black-Scholes-Merton valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in disclosures required under SFAS No. 123. The weighted average fair value at date of grant for options granted under the Delhaize Group Plan during the third quarter of 2005 and 2004 was $8.03 and $11.25 per option, respectively. The weighted average fair value at date of grant for options granted under the Delhaize Group Plan for the 39 weeks ended October 1, 2005 and October 2, 2004 was $18.28 and $15.14 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes-Merton model based on the following assumptions:

	October 1, 2005	October 2, 2004
Expected dividend yield (%)	2.3	2.6
Expected volatility (%)	39.7	41.0
Risk-free interest rate (%)	3.7	3.9
Expected term (years) from grant date	4.1	5.0

The expected dividend yield is calculated by dividing the Delhaize Group ordinary share annual dividend by the share price at the date of grant for options; expected volatility represents a five year historical volatility; the risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and now that the Company is expensing stock options on a graded method, the expected term is based on observed exercise history since 2002 and the expected exercise activity through maturity of the option grant.

The following table summarizes the stock option transactions for the 39 weeks ended October 1, 2005:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Dollars in millions)
Outstanding at January 1, 2005	5,424,181	$41.15	—	—
Granted	1,105,043	60.74	—	—
Exercised	(1,039,046)	39.81	—	—
Forfeited	(237,399)	45.09	—	—

Outstanding at October 1, 2005	5,252,779	$45.34	7.5	$75.5

Options exercisable at October 1, 2005	2,363,371	$42.38	6.2	$40.9

The aggregate intrinsic value of options exercised during the 13 weeks ended October 1, 2005 and October 2, 2004 was $4.4 million and $8.6 million, respectively.

A summary of the status of the Company’s nonvested option shares as of October 1, 2005, and changes during the 39 weeks ended October 1, 2005, is presented below.

Nonvested options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2005	3,460,903	$12.76
Granted	1,098,462	18.28
Vested	(1,446,897)	13.34
Forfeited	(223,060)	14.16

Nonvested at October 1, 2005	2,889,408	$14.80

Restricted Stock Plans

The Company also has restricted stock (Delhaize Group Restricted ADSs) awards and restricted stock unit awards outstanding for executive employees. Restricted stock unit awards represent the right to receive the number of ADSs set forth in the award at the vesting date. Unlike awards of restricted stock, no ADSs are issued with respect to these awards until the applicable vesting dates. In May 2002, the Company ceased granting restricted stock awards and began granting restricted stock unit awards under its 2002 Restricted Stock Unit Plan. The Company purchases ADSs on the open market to support vesting of restricted stock unit awards under the 2002 Restricted Stock Unit Plan. For the 39 weeks ended October 1, 2005,the Company acquired 79,980 ADSs on the open market totaling $5.0 million to support vesting of 62,922 restricted stock units awarded under the 2002 Restricted Stock Unit Plan. This dollar amount is included as part of parent common stock purchased under cash flows from financing activities on the Company’s condensed consolidated statements of cash flows. No ADSs were acquired for the restricted stock plan during the 39 weeks ended October 2, 2004. In addition, the Company withheld and paid on employees behalf related tax on restricted ADSs vested of $2.9 million and $0.8 million for the 39 weeks ended October 1, 2005 and October 2, 2004, respectively. These dollar amounts are included as part of parent common stock purchased under cash flows from financing activities on the Company’s condensed consolidated statements of cash flows.

The Company recorded compensation expense related to restricted stock of $1.7 million ($1.1 million, net of tax) and $3.2 million ($2.0 million, net of tax) for the 13 weeks ended October 1, 2005 and October 2, 2004, respectively. The Company recorded compensation expense related to restricted stock of $5.7 million ($3.5 million, net of tax) and $5.3 million ($3.3 million, net of tax) for the 39 weeks ended October 1, 2005 and October 2, 2004, respectively. As of October 1, 2005, there was $15.6 million of unrecognized compensation cost related to restricted share and restricted stock unit compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.9 years.

The following table summarizes the restricted share and restricted unit transactions for the 39 weeks ended October 1, 2005:

	Shares and Units Outstanding	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2005	501,072	$38.73
Granted	145,868	60.76
Terminated	(4,501)	37.19
Released	(135,584)	38.15

Outstanding at October 1, 2005	506,855	$45.24

6) Goodwill and Intangible Assets

Intangible assets are comprised of the following:

(Dollars in millions)	October 1, 2005	Fiscal 2004
Goodwill	$3,062.9	$3,049.6
Trademarks	476.9	476.9
Favorable lease rights	354.8	357.5
Prescription files	18.9	18.6
Liquor licenses	4.0	3.6
Developed software	123.6	103.7
Other	30.3	33.5

	4,071.4	4,043.4
Less accumulated amortization	234.0	191.1

	$3,837.4	$3,852.3

Amortization expense totaled $14.4 million for the 13 weeks ended October 1, 2005 and $12.9 million for the 13 weeks ended October 2, 2004. Amortization expense totaled $45.3 million for the 39 weeks ended October 1, 2005 and $38.8 million for the 39 weeks ended October 2, 2004.

The following represents a summary of changes in goodwill for periods presented:

(Dollars in millions)	October 1, 2005	Fiscal 2004
Balance at beginning of year	$3,049.6	$2,895.5
Acquisitions and adjustments to initial purchase accounting	13.8	162.9
Reduction of goodwill for tax adjustments	(0.5)	(8.8)

Balance at end of period	$3,062.9	$3,049.6

The Company’s policy requires that an annual impairment assessment for goodwill and other indefinite lived intangible assets be conducted in the fourth quarter of each year or when events or circumstances indicate that impairment may have occurred in accordance with SFAS No. 142. The Company had no impairment loss for fiscal 2004 or for the 39 weeks ended October 1, 2005.

The carrying amount of goodwill and trademarks (indefinite lived intangible assets) at each of the Company’s reporting units follows:

(Dollars in millions)	October 1, 2005 Goodwill	October 1, 2005 Trademarks	Fiscal 2004 Goodwill	Fiscal 2004 Trademarks
Food Lion	$1,145.1	$249.3	$1,134.7	$249.3
Hannaford	1,913.9	222.8	1,911.1	222.8
Harveys	3.9	4.8	3.8	4.8

	$3,062.9	$476.9	$3,049.6	$476.9

As of October 1, 2005 and January 1, 2005, the Company’s intangible assets with finite lives consist of favorable lease rights, prescription files, liquor licenses and developed software. The components of its intangible assets with finite lives are as follows:

	October 1, 2005			Fiscal 2004
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Favorable lease rights	$354.8	$(160.7)	$194.1	$357.5	$(135.9)	$221.6
Other	176.8	(73.3)	103.5	159.4	(55.2)	104.2

Total	$531.6	$(234.0)	$297.6	$516.9	$(191.1)	$325.8

Estimated amortization expense as of January 1, 2005 for intangible assets with finite lives for the five succeeding fiscal years is as follows:

(Dollars in millions)
2005	$56.0
2006	51.4
2007	41.6
2008	31.1
2009	22.5

7) Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings and other comprehensive earnings (losses). Other comprehensive earnings (losses) include items that are currently excluded from the Company’s net income and recorded directly to shareholders’ equity. Included in other comprehensive income (loss) are unrealized losses on hedges, minimum pension liability adjustments and unrealized security holding gains. Comprehensive income was $226.6 million and $201.0 million for the 39 weeks ended October 1, 2005 and October 2, 2004, respectively.

8) Discontinued Operations

The Company classifies operations as discontinued if (i) the operations and cash flows have been eliminated from ongoing operations, (ii) there is no significant continuing involvement, and (iii) a re-location within the vicinity has not occurred. As of October 1, 2005, the Company has 86 underperforming stores classified as discontinued operations as shown below:

# of stores closed as discontinued operations
Fiscal Year 2003	44
Fiscal Year 2004	39
39 weeks ended October 1, 2005	3

Total stores closed as discontinued operations	86

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a portion of the costs associated with the closure of these stores, as well as related operating activity prior to closing for these stores, was recorded in “Loss from discontinued operations, net of tax” in the Company’s Condensed Consolidated Statement of Income.

Operating activity prior to closing for the discontinued stores is shown below:

(Dollars in millions)	13 weeks ended Oct 1, 2005	13 weeks ended Oct 2, 2004	39 weeks ended Oct 1, 2005	39 weeks ended Oct 2, 2004
Net sales and other revenues	$0.7	$6.2	$5.3	$42.9
Net loss	$(0.2)	$(0.2)	$(0.8)	$(6.6)

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

Additional expenses for discontinued operations not reserved net of tax totaled $1.7 million and $5.9 million for the 13 weeks and 39 weeks ended October 1, 2005, respectively. Additional expenses for discontinued operations not reserved net of tax totaled $0.8 million and $4.5 million after taxes for the 13 weeks and 39 weeks ended October 2, 2004, respectively.

The following table shows the reserve balance for discontinued operations which is included as part of Other Liabilities as of October 1, 2005:

(Dollars in millions)	Total
Reserve balance as of July 2, 2005	$(42.9)
Utilizations	1.0

Reserve balance as of October 1, 2005	$(41.9)

9) Store Closings

The following table reflects activity in the number of stores closed for the period end October 1, 2005:

	Discontinued Operations	Closed	Total
As of July 2, 2005	51	144	195
Store closings added	1	8	9
Stores sold/lease terminated	(2)	(9)	(11)

As of October 1, 2005	50	143	193

The following table reflects closed store liabilities as of October 1, 2005 and activity during the quarter, including additions to closed store liabilities charged to operations or discontinued operations and adjustments to liabilities based on changes in facts and circumstances and payments made:

(Dollars in millions)	Discontinued Operations	Closed	Total
Balance at July 2, 2005	$42.9	$86.7	$129.6
Additions:
Store closings – lease obligations	0.0	4.0	4.0
Store closings – other exit costs	0.0	1.0	1.0

Total additions	0.0	5.0	5.0

Adjustments to estimates:
Lease obligation	0.1	(1.7)	(1.6)
Other exit costs	0.3	(0.3)	0.0

Total adjustments	0.4	(2.0)	(1.6)

Reductions:
Lease/termination payments made	(1.1)	(3.2)	(4.3)
Payments for other exit costs	(0.3)	(0.5)	(0.8)

Total reductions	(1.4)	(3.7)	(5.1)

Balance at October 1, 2005	$41.9	$86.0	$127.9

The October 1, 2005 balance of approximately $127.9 million consisted of lease liabilities and other exit cost liabilities of $107.2 million and $20.7 million, respectively and includes lease liabilities of $38.9 million and other exit costs of $3.0 million associated with discontinued operations.

The Company provided for closed store liabilities in the quarter to reflect the estimated post-closing lease liabilities and other exit costs associated with the related store closing commitments. These other exit costs include estimated utilities, real estate taxes, common area maintenance and insurance costs to be incurred after the store closes over the remaining lease term (all of which are contractually required payments under the lease agreements). Store closings are generally completed within one year after the decision to close. The closed store liabilities are paid over the lease terms associated with the closed stores. As of October 1, 2005, closed store liabilities have remaining lease terms generally ranging from one to 17 years. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed in the period that such settlement is determined. The Company uses a discount rate based on the current treasury note rates adjusted for the Company’s current credit spread to calculate the present value of the remaining liabilities on closed stores.

Except for stores classified as discontinued operations, the revenues and operating results for stores closed and not relocated are not material to the Company’s revenues and operating results for the quarter. Future cash obligations for closed store liabilities are tied principally to the remaining non-cancelable lease payments less sublease payments to be received.

10) Recently Issued and Adopted Accounting Standards

In October 2005, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) on Financial Accounting Standards (“FAS”) No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” which requires the lessee to allocate rental costs over the period beginning on the date the lessee is given control of the asset and precludes capitalization of the associated rental costs incurred during construction period. FSP FAS No. 13-1 is effective for the first reporting period after December 15, 2005, with early adoption permitted for financial statements or interim financial statements that have not yet been issued. The adoption of this FASB is not expected to be material to the Company’s financial statements.

In June 2005, FASB issued Emerging Issues Task Force (EITF) Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” EITF Issue No. 05-06 indicates that for operating leases, leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvement are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF Issue No. 05-06 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 28, 2005. Earlier application is permitted in periods for which financial statements have not been issued. The adoption of this Issue did not have an impact on the Company’s financial statements.

In May 2005, FASB issued FAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, ‘Accounting Changes’ and FASB Statement No. 3, ‘Reporting Accounting Changes in Interim Financial Statements.’” FAS No. 154 is a result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB) toward development of a single set of high-quality accounting standards. As part of that effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. Reporting of accounting changes was identified as an area in which financial reporting in the United States could be improved by eliminating differences between Opinion 20 and IAS 8, ”Accounting Policies, Changes in Accounting Estimates and Errors.” FAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The standard is not expected to have an impact on the Company’s financial statements.

In March 2005, FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, An Interpretation of Financial Accounting Standard (FAS) No. 143, ‘Accounting for Asset Retirement Obligations.’” FIN No. 47 clarifies the requirements to record liabilities stemming from a legal obligation to clean up and retire fixed assets, when retirement depends on a future event. FASB believes this interpretation will result in more consistent recognition of liabilities relating to asset retirement obligations, more information about expected future cash outflows associated with the obligations and investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN No. 47 will be effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but not required. Early adoption is encouraged. The adoption of this standard is not expected to have an impact on the Company’s financial statements.

11) Guarantor Subsidiaries

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

Delhaize America, Inc.

Consolidated Statements of Income

For the 39 Weeks ended October 1, 2005

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$12,350.3	$—	$12,350.3
Cost of goods sold	—	9,013.3	—	9,013.3
Selling and administrative expenses	22.4	2,674.6	—	2,697.0
Equity in earnings of subsidiaries	(341.1)	—	341.1	—

Operating income	318.7	662.4	(341.1)	640.0
Interest expense	168.7	74.4	—	243.1

Income from continuing operations before income taxes	150.0	588.0	(341.1)	396.9
(Benefit) provision for income taxes	(72.6)	240.2	—	167.6

Income before loss from discontinued operations	222.6	347.8	(341.1)	229.3
Loss from discontinued operations, net of tax	—	6.7	—	6.7

Net income	$222.6	$341.1	$(341.1)	$222.6

Delhaize America, Inc.

Consolidated Statements of Income

For the 39 Weeks ended October 2, 2004

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$11,836.0	$—	$11,836.0
Cost of goods sold	—	8,694.5	—	8,694.5
Selling and administrative expenses	25.4	2,459.7	—	2,485.1
Equity in earnings of subsidiaries	(318.6)	—	318.6	—

Operating income	293.2	681.8	(318.6)	656.4
Interest expense	170.6	70.5	—	241.1

Income (loss) from continuing operations before income taxes	122.6	611.3	(318.6)	415.3
(Benefit) provision for income taxes	(74.5)	235.2	—	160.7

Income before loss from discontinued operations	197.1	376.1	(318.6)	254.6
Loss from discontinued operations, net of tax	—	57.5	—	57.5

Net income	$197.1	$318.6	$(318.6)	$197.1

Delhaize America, Inc.

Consolidated Balance Sheets

As of October 1, 2005

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$547.4	$132.1	$—	$679.5
Receivables, net	—	113.6	—	113.6
Receivable from affiliate	12.0	57.6	(56.0)	13.6
Inventories	—	1,198.0	—	1,198.0
Prepaid expenses	1.0	46.5	—	47.5
Deferred tax asset	—	8.5	—	8.5
Other assets	—	26.2	—	26.2

Total current assets	560.4	1,582.5	(56.0)	2,086.9

Property and equipment, net	28.9	2,977.3	—	3,006.2
Goodwill	—	3,062.9	—	3,062.9
Other intangibles, net	—	774.5	—	774.5
Reinsurance recoverable from affiliate	—	144.9	—	144.9
Deferred tax asset	62.7	—	(62.7)	—
Other assets	40.2	58.0	—	98.2
Investment in and advances to subsidiaries	6,017.3	—	(6,017.3)	—

Total assets	$6,709.5	$8,600.1	$(6,136.0)	$9,173.6

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$0.1	$727.8	$—	$727.9
Payable to affiliate	44.6	13.6	(56.0)	2.2
Accrued expenses	112.0	228.1	—	340.1
Capital lease obligations – current	—	43.1	—	43.1
Long-term debt – current	567.7	13.1	—	580.8
Other liabilities – current	—	145.3	—	145.3
Income taxes payable	73.7	11.7	—	85.4

Total current liabilities	798.1	1,182.7	(56.0)	1,924.8

Long-term debt	2,219.5	62.2	—	2,281.7
Capital lease obligations	—	727.1	—	727.1
Deferred income taxes	—	289.7	(62.7)	227.0
Other liabilities	1.9	321.1	—	323.0

Total liabilities	3,019.5	2,582.8	(118.7)	5,483.6

Commitments and contingencies (Note 12)
Total shareholders’ equity	3,690.0	6,017.3	(6,017.3)	3,690.0

Total liabilities and shareholders’ equity	$6,709.5	$8,600.1	$(6,136.0)	$9,173.6

Delhaize America, Inc.

Consolidated Balance Sheets

As of January 1, 2005

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$351.3	$148.7	$—	$500.0
Receivables, net	1.1	120.3	(0.8)	120.6
Receivable from affiliate	15.3	52.1	(50.0)	17.4
Inventories	—	1,147.9	—	1,147.9
Prepaid expenses	1.7	34.9	—	36.6
Other assets	0.1	26.2	—	26.3

Total current assets	369.5	1,530.1	(50.8)	1,848.8

Property and equipment, net	9.8	2,907.5	—	2,917.3
Goodwill	—	3,049.6	—	3,049.6
Other intangibles, net	—	802.7	—	802.7
Reinsurance recoverable from affiliate	—	136.8	—	136.8
Deferred tax asset	65.1	—	(65.1)	—
Other assets	102.7	70.6	—	173.3
Investment in and advances to subsidiaries	5,969.0	—	(5,969.0)	—

Total assets	$6,516.1	$8,497.3	$(6,084.9)	$8,928.5

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$0.1	$665.0	$—	$665.1
Dividend payable	25.0	—	—	25.0
Payable to affiliate	38.9	12.0	(50.0)	0.9
Accrued expenses	54.8	201.2	—	256.0
Capital lease obligations – current	—	40.6	—	40.6
Long-term debt – current	—	13.1	(0.8)	12.3
Other liabilities – current	0.1	151.1	—	151.2
Deferred income taxes	—	3.4	—	3.4
Income taxes payable	31.8	19.7	—	51.5

Total current liabilities	150.7	1,106.1	(50.8)	1,206.0

Long-term debt	2,794.6	71.6	—	2,866.2
Capital lease obligations	—	722.1	—	722.1
Deferred income taxes	—	315.4	(65.1)	250.3
Other liabilities	1.8	313.1	—	314.9

Total liabilities	2,947.1	2,528.3	(115.9)	5,359.5

Commitments and contingencies (Note 12)

Total shareholders’ equity	3,569.0	5,969.0	(5,969.0)	3,569.0

Total liabilities and shareholders’ equity	$6,516.1	$8,497.3	$(6,084.9)	$8,928.5

Delhaize America, Inc.

Consolidated Statements of Cash Flows

For the 39 Weeks ended October 1, 2005

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(110.5)	$791.9	$681.4

Cash flows from investing activities
Capital expenditures	(20.3)	(362.4)	(382.7)
Proceeds from sale of property	0.2	7.7	7.9
Other investment activity	54.1	2.2	56.3

Net cash provided (used in) investing activities	34.0	(352.5)	(318.5)

Cash flows from financing activities
Proceeds from long-term debt	—	3.1	3.1
Principal payments on long-term debt	—	(13.2)	(13.2)
Principal payments under capital lease obligations	—	(32.1)	(32.1)
Transfer from escrow to fund long- term debt	—	11.8	11.8
Dividends paid	(125.3)	—	(125.3)
Net change in advances to subsidiaries	425.6	(425.6)	—
Parent common stock purchased	(40.8)	—	(40.8)
Proceeds from stock options exercised	3.9	—	3.9
Excess tax benefits related to stock options	9.2	—	9.2

Net cash provided by (used in) financing activities	272.6	(456.0)	(183.4)

Net increase (decrease) in cash and cash equivalents	196.1	(16.6)	179.5
Cash and cash equivalents at beginning of year	351.3	148.7	500.0

Cash and cash equivalents at end of period	$547.4	$132.1	$679.5

Delhaize America, Inc.

Consolidated Statements of Cash Flows

For the 39 Weeks ended October 2, 2004

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(115.1)	$842.1	$727.0

Cash flows from investing activities
Capital expenditures	(0.7)	(259.7)	(260.4)
Proceeds from sale of property	—	16.0	16.0
Other investment activity	(27.2)	(0.4)	(27.6)

Net cash used in investing activities	(27.9)	(244.1)	(272.0)

Cash flows from financing activities
Proceeds from long-term debt	—	0.3	0.3
Principal payments on long-term debt	—	(10.2)	(10.2)
Principal payments under capital Lease obligations	—	(26.4)	(26.4)
Transfer from escrow to fund long- term debt	—	7.8	7.8
Net change in advances to subsidiaries	615.4	(615.4)	—
Parent common stock purchased	(20.9)	—	(20.9)
Proceeds from stock options exercised	6.1	—	6.1

Net cash provided by (used in) financing activities	600.6	(643.9)	(43.3)

Net increase (decrease) in cash and cash equivalents	457.6	(45.9)	411.7
Cash and cash equivalents at beginning of year	147.1	166.5	313.6

Cash and cash equivalents at end of period	$604.7	$120.6	$725.3

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

12) Commitments and Contingencies

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

13) New Credit Agreement

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

The New Credit Agreement contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio and a maximum leverage ratio. The Company must be in compliance with all covenants in order to have access to funds under the New Credit Agreement. As of October 1, 2005, the Company was in compliance with all covenants contained in the New Credit Agreement. A deteriorating economic or operating environment can subject the Company to a risk of non-compliance with the covenants. The Company had no outstanding borrowings under the New Credit Agreement as of October 1, 2005, and had no borrowings during 2005 under this facility. Funds are available under the New Credit Agreement for general corporate purposes, including as credit support for the Company’s commercial paper programs.

14) Subsequent Events

On November 2, 2005, the Company announced plans to close its Harveys distribution center in Nashville, Georgia and to eliminate certain Harveys corporate office functions which are to be assumed by Food Lion. The closure of the distribution center and consolidation of corporate office functions will be completed by the third quarter of 2006. Any resulting charges will be immaterial to the Company’s consolidated results of operation and financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation (13 weeks and 39 weeks ended October 1, 2005 compared to the 13 weeks and 39 weeks ended October 2, 2004)

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in this Quarterly Report on Form 10-Q and the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

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

Third Quarter Highlights:

•	Sales and Gross Margin Improvement: Principle improvements in sales and gross margins were the result of a combination of several initiatives, including: (i) investment in sales and promotions; (ii) expanded offerings in higher-margin departments; (iii) completion of an additional Food Lion market renewal in June 2005 (Greensboro, North Carolina); (iv) further implementation of the Every Day Low Cost (“EDLC”) program; and (v) continued improvements in shrink management at Food Lion resulting from the implementation of item-level inventory management systems during the third quarter of 2004. The acquisition by Hannaford of 19 Victory Super Markets during the fourth quarter of 2004 and the exiting of Winn-Dixie from several of Food Lion’s markets during the third quarter of 2005 also contributed to an improvement in sales as compared to the third quarter of 2004.

•	Selling and Administrative Expenses: During the third quarter of 2005, we incurred additional personnel and other expenses in advance of expected sales benefits in connection with: (i) Hannaford’s integration of Victory, which was completed during the third quarter of 2005; (ii) Kash n’ Karry’s ongoing conversion of its stores to Sweetbay Supermarket (20 Sweetbay stores were in operation as of October 1, 2005); (iii) Food Lion’s re-launch of its five Bloom stores; and (iv) Food Lion’s launch of the new concept store “Bottom Dollar” (the first Bottom Dollar store opened on September 21, 2005 in High Point, North Carolina). In addition, we experienced a significant increase in medical costs due to an increase in number of claims filed and cost per claim, and significant increases in fuel and power costs during the third quarter of 2005 as compared to the third quarter of 2004.

Fourth Quarter 2005 Outlook:

•	Food Lion: Two more Bottom Dollar stores were opened in Mt. Airy and Asheboro, North Carolina during October 2005. Bottom Dollar offers fewer services and products than its conventional Food Lion store, and is uniquely positioned to serve a different market niche than any other existing Delhaize America banner. Food Lion also completed its fourth market renewal program in Baltimore, Maryland on October 5, 2005, which included the remodeling of 66 stores. In addition, Food Lion has identified Washington, DC as its next market renewal in 2006 and will also enter into a new market in Greenville-Spartanburg, South Carolina.

•	Hannaford: With the integration of all Victory stores completed, Hannaford launched a major marketing campaign in October to reinforce the Hannaford brand in the Massachusetts market.

•	Kash n’ Karry: Kash n’ Karry will convert or open five more Sweetbay stores during the fourth quarter and fully convert the Tampa/St. Petersburg market in 2006

Critical Accounting Policies

We have chosen accounting policies we believe are appropriate to accurately and fairly report our operating results and financial position and we apply these accounting policies in a consistent manner. Our critical accounting policies are summarized in the Company’s 2004 Annual Report on Form 10-K.

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

The Company elected to early adopt SFAS No. 123R in the first quarter of 2005 using the modified prospective method. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on the fair value on the date of grant. The Company determines fair value of such awards using the Black-Scholes-Merton option pricing model. The Black-Scholes-Merton option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate.

Results of Operation

The following tables set forth the unaudited condensed consolidated statements of income for the 13 weeks and the 39 weeks ended October 1, 2005 and for the 13 weeks and 39 weeks ended October 2, 2004 for informational purposes.

Effective January 2, 2005, the Company’s parent company, Delhaize Group, began reporting its financial results under International Financial Reporting Standards (“IFRS”) as endorsed by the European Union. This replaced Delhaize Group’s previous reporting under Belgian GAAP. During the second quarter of fiscal 2005, we made reclassifications between certain financial statement line items previously reported in order to eliminate differences between US GAAP and IFRS reporting formats. We believe these reclassifications create comparability, consistency and efficiency in our internal and external reporting and analysis. See Note 1 for further discussion.

The 2004 results have also been adjusted to classify the results of operation for the four stores closed after the 39 weeks ended October 2, 2004 as “discontinued operations.” The net sales and other revenues, cost of goods sold, and selling and administrative expenses are reflected on a net basis in “discontinued operations” in our Condensed Consolidated Statement of Income.

(Dollars in millions)	13 Weeks ended October 1, 2005	13 Weeks ended October 2, 2004
	(unaudited)	(unaudited)
Net sales and other revenues	$4,197.7	$3,988.6
Cost of goods sold	3,061.7	2,919.5
Selling and administrative expenses	909.0	843.5

Operating income	227.0	225.6
Interest expense	80.8	79.8

Income from continuing operations before income taxes	146.2	145.8
Provision for income taxes	61.0	57.5

Income from continuing operations	85.2	88.3
Loss from discontinued operations, net of tax	1.9	1.0

Net income	$83.3	$87.3

(Dollars in millions)	39 Weeks ended October 1, 2005	39 Weeks ended October 2, 2004
	(unaudited)	(unaudited)
Net sales and other revenues	$12,350.3	$11,836.0
Cost of goods sold	9,013.3	8,694.5
Selling and administrative expenses	2,697.0	2,485.1

Operating income	640.0	656.4
Interest expense	243.1	241.1

Income from continuing operations before income taxes	396.9	415.3
Provision for income taxes	167.6	160.7

Income from continuing operations	229.3	254.6
Loss from discontinued operations, net of tax	6.7	57.5

Net income	$222.6	$197.1

The following tables set forth, for the periods indicated, the percentage which the listed amounts bear to net sales and other revenues:

	13 Weeks ended October 1, 2005%	13 Weeks ended October 2, 2004%
	(unaudited)	(unaudited)
Net sales and other revenues	100.00	100.00
Cost of goods sold	72.94	73.19
Selling and administrative expenses	21.65	21.15

Operating income	5.41	5.66
Interest expense	1.93	2.00

Income from continuing operations before income taxes	3.48	3.66
Provision for income taxes	1.45	1.44

Income from continuing operations	2.03	2.22
Loss from discontinued operations, net of tax	0.05	0.03

Net income	1.98	2.19

	39 Weeks Ended October 1, 2005%	39 Weeks ended October 2, 2004%
	(unaudited)	(unaudited)
Net sales and other revenues	100.00	100.00
Cost of goods sold	72.98	73.45
Selling and administrative expenses	21.84	21.00

Operating income	5.18	5.55
Interest expense	1.97	2.04

Income from continuing operations before income taxes	3.21	3.51
Provision for income taxes	1.36	1.35

Income from continuing operations	1.85	2.16
Loss from discontinued operations, net of tax	0.05	0.49

Net income	1.80	1.67

Sales

(Dollars in billions)	13 weeks ended October 1, 2005	13 weeks ended October 2, 2004	39 weeks ended October 1, 2005	39 weeks ended October 2, 2004
Net sales and other revenues	$4.2	$4.0	$12.4	$11.8

We record revenues primarily from the sale of products in our retail stores. Net sales and other revenues for the 13 and 39 weeks ended October 1, 2005 increased 5.2% and 4.3% over the corresponding periods of 2004 driven primarily by the acquisition of 19 Victory stores during the fourth quarter of fiscal 2004 and new store sales. Comparable store sales increased 1.6% during the third quarter of 2005 and increased 0.6% for the 39 weeks ended October 1, 2005. Food Lion’s improved sales momentum for the third quarter was due to effective price, promotion and marketing initiatives, better execution in its stores, the successful re-launch of its Greensboro market in June and store closings by Winn-Dixie, a major competitor in the Southeast. Sales continued to be strong at Hannaford and Sweetbay, while sales growth at Kash n’ Karry and Harveys was challenging due to strong competitive activity and consumer uncertainty due to higher gasoline prices.

We continue to see significant competitive activity as a greater number of retailers battle for the consumers’ dollars. During the first nine months of 2005, we experienced 73 competitive store openings offset by 388 competitive closings (primarily Winn-Dixie closings) in our operating area. In addition, many competitors continued to invest heavily in promotional spending in the form of aggressive advertised pricing, buy one and get one or two free offers, double and triple couponing and other aggressive pricing strategies. Food Lion began price and promotion activity and other initiatives during the second quarter to boost sales performance and confirm its low price leadership. These activities, which continued in the third quarter, have resulted in improved sales momentum.

As of October 1, 2005, we operated 1,542 stores. Our retail store square footage totaled 57.0 million square feet at October 1, 2005, resulting in a 4.0% increase over the comparable period of 2004. Detail of store activity for the 39 weeks ended October 1, 2005 is shown below:

	Food Lion	Hannaford	Kash n’ Karry		Harveys	Total
Stores at beginning of year	1,222	142	104		55	1,523

Stores opened	24	3	3		2	32
Stores closed	(5)	—	—		—	(5)
Stores relocated	(6)	—	—		(2)	(8)
Stores converted	(12)	—	—		12	—

Stores at October 1, 2005	1,223	145	107	**	67	1,542

Net change for the year	1	3	3		12	19

Stores remodeled	75	3	11		—	89

**	Note: includes 20 Sweetbay Supermarkets.

Gross Margin

(Percent of net sales and other revenues)	13 weeks ended October 1, 2005	13 weeks ended October 2, 2004	39 weeks ended October 1, 2005	39 weeks ended October 2, 2004
Gross margin	27.06%	26.81%	27.02%	26.55%

Gross margin as a percentage of sales increased in the third quarter of 2005 and the 39 weeks of 2005 compared with the corresponding periods in 2004 primarily due to lower inventory shrinkage at Food Lion and margin improvements at Hannaford. During the third quarter of fiscal 2004, we successfully completed the transition of all of our Food Lion and Kash n’ Karry stores to a new inventory and margin management system, which was first developed at Hannaford and modified to address the specific needs of Food Lion and Kash n’ Karry. This system has enabled us to improve our current margin analysis, shrink control and inventory management through full visibility to item-level detail data.

Also gross margins for the third quarter were positively affected by the decrease of hurricane activity in our operating areas in 2005 compared with the third quarter of 2004, which resulted in product losses and other costs of $0.3 million this year compared to $5.4 million last year.

Our inventories are stated at the lower of cost (Last-in, First-out (“LIFO”), First-in, First-out (“FIFO”) and Average Cost) or market. We value approximately 75% of our inventory using the LIFO method.

Our LIFO reserve increased $2.7 million and $7.8 million for the 13 and 39 weeks of 2005 and $1.4 million and $5.1 million for the same period last year. The charge in the third quarter of 2005 is a result of continued inflation across most product categories.

Selling and Administrative Expenses

(Percent of net sales and other revenues)	13 weeks ended October 1, 2005	13 weeks ended October 2, 2004	39 weeks ended October 1, 2005	39 weeks ended October 2, 2004
Selling and administrative expenses	21.65%	21.15%	21.84%	21.00%
Selling and administrative expenses excluding depreciation and amortization	18.83%	18.28%	18.95%	18.09%

Selling and administrative expenses as a percent of sales increased over the 13 weeks and 39 weeks of 2004 primarily due to additional personnel and other expenses incurred in advance of expected sales benefits related to (i) Hannaford’s integration of Victory; (ii) Kash n’ Karry’s ongoing conversion of its stores to Sweetbay Supermarket (20 Sweetbay stores were in operation as of October 1, 2005); (iii) Food Lion’s market renewals in Greensboro, North Carolina and Baltimore, Maryland; (iv) Food Lion’s re-launch of its five Bloom stores, and (v) Food Lion’s launch of its new concept store “Bottom Dollar” (the first Bottom Dollar store opened on September 21 ,2005 in High Point, North Carolina). In addition, selling and administrative expenses increased due to a significant increase in medical costs resulting from an increase in the number of claims filed and cost per claim, increase in store utility costs and store supply costs due to rising fuel costs and an increase in stock compensation expenses as a result of our adoption of Statement 123R (see Note 5).

Depreciation and Amortization Expense

(Dollars in millions)	13 weeks ended October 1, 2005	13 weeks ended October 2, 2004	39 weeks ended October 1, 2005	39 weeks ended October 2, 2004
Depreciation and amortization expense	$118.4	$114.3	$356.1	$344.5
Percent of net sales and other revenues	2.82%	2.87%	2.89%	2.91%

The increase in depreciation and amortization for the 13 weeks and 39 weeks ended October 1, 2005 compared to the corresponding periods of 2004 is primarily due to the acquisition of the 19 Victory stores acquired in fiscal 2004. Also, depreciation and amortization increased due to equipment purchases for new stores and renovations and additional store capital leases since the third quarter of 2004.

Interest Expense

(Dollars in millions)	13 weeks ended October 1, 2005	13 weeks ended October 2, 2004	39 weeks ended October 1, 2005	39 weeks ended October 2, 2004
Interest expense	$80.8	$79.8	$243.1	$241.1
Percent of net sales and other revenues	1.93%	2.00%	1.97%	2.04%

Interest expense increased for the 13 weeks and 39 weeks ended October 1, 2005 as compared to the corresponding periods of 2004 primarily due to additional store capital leases and a decrease in the benefit from our interest rate swap agreements. These increases to interest expense were offset by increased investment income resulting from higher cash balances and the repurchase and redemption of $52.355 million of our debt during the fourth quarter of 2004.

Discontinued Operations

# of stores closed as discontinued operations
Fiscal Year 2003	44
Fiscal Year 2004	39
39 weeks ended October 1, 2005	3

Total stores closed as discontinued operations	86

In accordance with the provisions of SFAS No. 144, a portion of the costs associated with the closure of these stores, as well as related operating activity prior to closing for these stores, was recorded in “Loss from discontinued operations, net of tax” in our Condensed Consolidated Statement of Income.

Income Taxes

(Dollars in millions)	13 weeks ended October 1, 2005	13 weeks ended October 2, 2004	39 weeks ended October 1, 2005	39 weeks ended October 2, 2004
Provision for income taxes	$61.0	$57.5	$167.6	$160.7
Effective tax rate	41.7%	39.4%	42.2%	38.7%

The effective tax rate increased for the 13 weeks ended October 1, 2005 from the 13 weeks ended October 2, 2004 primarily due to the non-deductible nature of qualified stock options (see Note 5, which more fully describes our Company’s adoption of SFAS 123R) as well as increased accruals for state audits. Additionally, the tax rate increased for the 39 weeks ended October 1, 2005 from the 39 weeks ended October 2, 2004 because the tax provision for the 39 weeks of 2004 included approximately $3.4 million (net of tax) in interest income related to an IRS audit refund. Excluding the impact of this refund our Company’s tax rate from continuing operations would have been 39.5% for the 39 weeks ended October 2, 2004.

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

Liquidity and Capital Resources

(Dollars in millions)	39 weeks ended October 1, 2005	39 weeks ended October 2, 2004
Cash provided by operating activities	$681.4	$727.0

We have funded our operations and acquisitions from cash generated from our operations and borrowings.

At October 1, 2005, we had cash and cash equivalents of $679.5 million compared with $725.3 million at October 2, 2004. We have historically generated positive cash flow from operations. The decrease in cash provided by operating activities over the comparable period is primarily due to an increase in inventory and higher tax payments partially offset by increases in accounts payable, accrued expenses and a decrease in other liabilities. The increase in inventory for the 39 weeks of 2005 is to support the level of inventory needed to meet our store replenishment requirements and Food Lion’s launch of its Butcher’s Brand beef program. The decrease in inventory for the 39 weeks of 2004 is due primarily to the 34 underperforming Kash n’ Karry stores closed during the first quarter of 2004. The decrease in other liabilities is partially due to the change in the closed stores liabilities.

(Dollars in millions)	39 weeks ended October 1, 2005	39 weeks ended October 2, 2004
Cash flows used in investing activities	$318.5	$272.0

The increase in investing activities was primarily due to an increase in capital expenditures, $382.7 million for the 39 weeks ended October 1, 2005 compared with $260.4 million for the comparable period of 2004. The increase in capital expenditures is primarily due to construction costs incurred for the market renewals in the Greensboro, North Carolina market during the second quarter and the Baltimore, Maryland market during the third quarter and costs to convert existing Kash n’ Karry stores to Sweetbay Supermarkets and the opening of three new Sweetbay Supermarket stores. For the 39 weeks ended October 1, 2005, we opened 32 new stores and renovated 89 existing stores compared with 33 new stores and 57 renovations for the corresponding period last year. This increase in investing activities from capital expenditures is offset by a decrease in cash used for workers’ compensation collateral requirements. During the 13 weeks ended October 1, 2005, $42.9 million of this cash collateral was returned and has been replaced with uncollateralized letters using our new credit facility.

In fiscal 2005, we plan to incur approximately $625 million of capital expenditures. We plan to finance capital expenditures during fiscal 2005 through funds generated from operations and existing bank facilities and the use of leases when necessary.

(Dollars in millions)	39 weeks ended October 1, 2005	39 weeks ended October 2, 2004
Cash flows used in financing activities	$183.4	$43.3

Cash used in financing activities increased for the 39 weeks of 2005 compared to 39 weeks of 2004 primarily due to dividend payments this year of $125.3 million and increased purchases this year of parent common stock used for employee stock option exercises in the 39 weeks of 2005 compared to the same period of last year.

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

The New Credit Agreement contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio and a maximum leverage ratio. We must be in compliance with all covenants in order to have access to funds under the New Credit Agreement. As of October 1, 2005, we were in compliance with all covenants contained in the New Credit Agreement. A deteriorating economic or operating environment can subject us to a risk of non-compliance with the covenants. We had no outstanding borrowings under the New Credit Agreement as of October 1, 2005, and had no borrowings during 2005 under this facility. Funds are available under the New Credit Agreement for general corporate purposes, including as credit support for the Company’s commercial paper programs.

At October 1, 2005, we had long–term debt as follows:

(Dollars in thousands)
Notes, 7.375%, due 2006	$563.5	(a) (b)
Notes, 7.55%, due 2007	144.9	(a)
Notes, 8.125%, due 2011	1,097.1	(a)
Notes, 8.05%, due 2027	121.8	(a)
Debentures, 9.00%, due 2031	855.0
Medium-term notes, 8.67% to 8.73%, due 2006	5.0	(a)
Other notes, 6.31% to 14.15%, due 2005 to 2016	52.7	(a)
Mortgage payables, 7.55% to 8.65%, due 2005 to 2016	8.9	(a)
Financing lease, 7.25%, due 2005 to 2018	13.6

	2,862.5
Less current portion	580.8

	$2,281.7

(a)	Net of associated discount and premium
(b)	These notes are due April 15, 2006 and were classified as current during the second quarter of 2005. While we continue to evaluate alternative financing opportunities, we believe that our current cash balances, along with cash flows from operations and available credit lines will be sufficient to cover the coming maturities.

In October 2003, our Hannaford banner invoked the defeasance provisions of its outstanding 7.41% Senior Notes due February 15, 2009, 8.54% Senior Notes due November 15, 2004, 6.50% Senior Notes due May 15, 2008, 6.58% Senior Notes due February 15, 2011, 7.06% Senior Notes due May 15, 2016 and 6.31% Senior Notes due May 15, 2008 (collectively, the “Notes”) and placed sufficient funds in an escrow account to satisfy the remaining principal and interest payments due on the Notes. As a result of this defeasance, Hannaford is no longer subject to the negative covenants contained in the agreements governing these notes. As of October 1, 2005 and January 1, 2005, $53.4 million and $65.2 million in aggregate principal amount of these notes was outstanding. Cash committed to fund the escrow and not available for general corporate purposes, is considered restricted. As of October 1, 2005 restricted funds of $12.9 million and $46.4 million are recorded in Current Other Assets and Non-current Other Assets. As of January 1, 2005 restricted funds of $13.1 million and $59.8 million are recorded in Current Other Assets and Non-current Other Assets.

We enter into significant leasing obligations related to our store properties. Capital lease obligations outstanding at October 1, 2005 were $770.2 million compared with $709.6 million at October 2, 2004. Lease agreements provide for initial terms of 20 and 25 years, with renewal options ranging from five to 20 years. We also had significant operating lease commitments at the end of fiscal 2004.

We also have periodic short-term borrowings under informal credit arrangements that are available to us at the lenders’ discretion. We had no borrowings outstanding as of October 1, 2005 or October 2, 2004.

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

We maintain interest rate swaps against certain debt obligations, effectively converting a portion of the debt from fixed to variable rates. The notional principal amounts of interest rate swap arrangements as of April 2, 2005 were $300 million maturing in 2006 and $100 million maturing in 2011. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The $100 million notional swaps maturing in 2011 meet the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133, “Derivative Instruments and Hedging Activities.” During the fourth quarter of 2004, in association with the retirement of $36.536 million of our $600 million 7.375% notes, we de-designated the $300 million notional interest rate swaps as a fair value hedge of 50% of the $600 million 2006 notes, and re-designated them as fair value hedge of approximately 53% of the remaining $563.5 million 2006 notes. These swaps meet the criteria of being highly effective swaps, as prescribed by SFAS No. 133, and currently carry no significant ineffectiveness. We have recorded a derivative asset in connection with all these agreements in the amount of $0.3 million and $8.3 million at October 1, 2005 and January 1, 2005, respectively, which is included in our Consolidated Balance Sheet in Non-current Other Assets.

In fiscal 2001, we settled certain interest rate hedge agreements in connection with the completion of an offering of notes, resulting in an unrealized loss of approximately $214 million. As a result of the adoption of SFAS No. 133 at the beginning of fiscal 2001, the unrealized loss was recorded in “Accumulated other comprehensive income (loss), net of tax,” and is being amortized to “Interest expense” over the term of the associated notes. The unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss net of taxes at October 1, 2005 and January 1, 2005 was $35.0 million and $38.9 million, respectively.

The table set forth below provides the expected principal payments and related interest rates of our long-term debt by fiscal year of maturity as of January 1, 2005.

(Dollars in millions)	2005	2006	2007	2008	2009	Thereafter	Fair Value
Notes, due 2006		$563.5 (a)					$590.2

Average interest rate		7.38%

Notes, due 2011						$1,100.0 (b)	$1,282.4

Average interest rate						8.13%

Debentures, due 2031						$855.0	$1,091.8
Average interest rate						9.00%

Medium- term notes		$5.0					$5.4
Average interest rate		8.71%

Notes, due 2007			$145.0				$156.4
Average interest rate			7.55%

Notes, due 2027						$126.0	$145.0
Average interest rate						8.05%

Mortgage payables	$1.3	$1.4	$1.6	$1.0	$1.1	$3.6	$10.9
Average interest rate	8.09%	8.10%	8.10%	7.76%	7.75%	8.08%

Other notes	$12.1	$12.1	$12.2	$12.2	$5.8	$13.1 (c)	$71.1
Average interest rate	6.93%	6.95%	6.98%	6.98%	7.34%	7.31%

Financing lease	$0.6	$0.5	$0.6	$0.7	$0.7	$7.9	$11.0
Average interest rate	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%

(a)	$300.0 million notional amount was swapped for a variable interest rate based on a six-month or three-month U.S. dollar LIBOR reset on a semiannual or a quarterly basis. The carrying value of these notes was increased by $4.9 million at January 1, 2005, to reflect the fair value of the interest rate swap.
(b)	$100.0 million notional amount was swapped for a variable interest rate based on a six-month or three-month U.S. dollar LIBOR reset on a semiannual or a quarterly basis. The carrying value of these notes was increased by $1.6 million at January 1, 2005, to reflect the fair value of the interest rate swap.
(c)	See Note 7 of the Company’s 2004 Consolidated Financial Statements for Hannaford defeasance discussion.

We do not trade in foreign markets or in commodities, nor do we have significant concentrations of credit risk. Accordingly, we do not believe that foreign exchange risk, commodity risk or credit risk pose a significant threat to our Company.

Contractual Obligations and Commitments

We assume various financial obligations and commitments in the normal course of our operations and financing activities. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. The table below represents the scheduled maturities of our contractual obligations as of January 1, 2005. At October 1, 2005, there were no significant changes from the table referenced below.

(Dollars in millions)	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$2,878.5	$12.3	$586.0	$158.2	$13.0	$6.8	$2,102.2
Interest on fixed rate debt	2,969.2	235.3	213.8	186.1	179.6	178.8	1,975.6
Capital lease obligations	1,568.3	132.4	131.0	129.7	128.7	125.5	921.0
Self insurance liabilities	137.9	43.3	29.2	19.9	13.1	8.7	23.7
Operating leases (open and closed stores)	2,372.1	229.9	224.7	214.5	200.9	184.4	1,317.7
Purchase obligations (1)	250.3	153.6	51.2	27.2	13.7	3.1	1.5
Pension benefits	118.8	7.9	8.7	10.6	10.4	11.4	69.8
Post retirement benefits	2.9	0.3	0.2	0.2	0.2	0.3	1.7

	$10,298.0	$815.0	$1,244.8	$746.4	$559.6	$519.0	$6,413.2

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on our company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable within 30 days without penalty and /or contain contingent payment obligations.

Self-Insurance

We are self-insured for workers’ compensation, general liability and auto claims. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum retention, including defense costs per occurrence, ranges from (i) $0.5 million to $1.0 million per accident for workers’ compensation, (ii) $5.0 million per accident for automobile liability, and (iii) $3.0 million per accident for general liability, with an additional $2.0 million retention in excess of the primary $3.0 million general liability retention for druggist liability. We are insured for costs related to covered claims, including defense costs, in excess of these retentions. It is possible that the final resolution of some of these claims may require us to make significant expenditures in excess of our existing reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated.

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

Recently Issued and Adopted Accounting Standards

In October 2005, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) on Financial Accounting Standards (“FAS”) No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” which requires the lessee to allocate rental costs over the period beginning on the date the lessee is given control of the asset and precludes capitalization of the associated rental costs incurred during construction period. FSP FAS No. 13-1 is effective for the first reporting period after December 15, 2005, with early adoption permitted for financial statements or interim financial statements that have not yet been issued. The adoption of this FASB is not expected to be material to the Company’s financial statements.

In June 2005, FASB issued Emerging Issues Task Force (EITF) Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” EITF Issue No. 05-06 indicates that for operating leases, leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvement are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF Issue No. 05-06 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 28, 2005. Earlier application is permitted in periods for which financial statements have not been issued. The adoption of this Issue did not have an impact on the Company’s financial statements.

In May 2005, FASB issued FAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, ‘Accounting Changes’ and FASB Statement No. 3, ‘Reporting Accounting Changes in Interim Financial Statements.’” FAS No. 154 is a result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB) toward development of a single set of high-quality accounting standards. As part of that effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. Reporting of accounting changes was identified as an area in which financial reporting in the United States could be improved by eliminating differences between Opinion 20 and IAS 8,” Accounting Policies, Changes in Accounting Estimates and Errors.” FAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The standard is not expected to have an impact on the Company’s financial statements.

In March 2005, FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, An Interpretation of Financial Accounting Standard (FAS) No. 143, ‘Accounting for Asset Retirement Obligations.’” FIN No. 47 clarifies the requirements to record liabilities stemming from a legal obligation to clean up and retire fixed assets, when retirement depends on a future event. FASB believes this interpretation will result in more consistent recognition of liabilities relating to asset retirement obligations, more information about expected future cash outflows associated with the obligations and investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN No. 47 will be effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but not required. Early adoption is encouraged. The adoption of this standard is not expected to have an impact on the Company’s financial statements.

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

PART II. OTHER INFORMATION

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

DELHAIZE AMERICA, INC.

DATE: November 15, 2005	BY:	/s/ Carol M. Herndon
Carol M. Herndon
Executive Vice President of Accounting and Analysis and Chief Accounting Officer

Exhibit Index

Exhibit	Description
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31(b)	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32	Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)