Form 10-K
period 2005-12-31
DELHAIZE AMERICA INC
filed 2006-03-27
CIK 37912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one):    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

All of the registrant’s voting and non-voting common stock was held by affiliates on December 31, 2005.

Outstanding shares of common stock of the Registrant as of March 27, 2006.

Class A Common Stock -             91,270,348,481

Class B Common Stock -                    75,468,935

THIS REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1) (A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Exhibit index is located on sequential page 86 hereof.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

DELHAIZE AMERICA, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

Unless the context otherwise requires, the terms “Delhaize America,” the “Company,” “we,” “us” and “our” refer to Delhaize America, Inc., a North Carolina corporation together with its consolidated subsidiaries.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Statements included in, or incorporated by reference into, this report, other than statements of historical fact, which address activities, events or developments that Delhaize America expects or anticipates will or may occur in the future, including, without limitation, statements regarding expansion and growth of Delhaize America’s business, anticipated store openings and renovations, future capital expenditures, projected revenue growth or synergies resulting from acquisitions, and business strategy, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995 about Delhaize America that are subject to risks and uncertainties. These forward-looking statements generally can be identified as statements that include phrases such as “believe”, “project”, “estimate”, “strategy”, “may”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “likely”, “will”, “should” or other similar words or phrases. Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Item 1A “Risk Factors” of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Delhaize America, Inc., a wholly owned subsidiary of Delhaize Group, engages in one line of business, the operation of retail food supermarkets in the eastern United States. The Company was incorporated in North Carolina in 1957 and maintains its corporate headquarters in Salisbury, North Carolina. Delhaize America is a holding company that does business primarily under the banners of Food Lion, Hannaford, Kash n’ Karry, Sweetbay and Harveys.

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

Merchandising

The Company’s stores sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food and deli-bakery products, as well as non-food items such as health and beauty care products, prescriptions, and other household and personal products. The Company offers nationally and regionally advertised brand name merchandise as well as products manufactured and packaged for the Company primarily under the private labels of “Food Lion,” “Hannaford,” “Kash n’ Karry,” “Sweetbay,” and “Harveys”. Sales of private label products represented 17%, 18%, 15%, 14% and 11% of Food Lion’s, Hannaford’s, Kash n’ Karry’s, Sweetbay’s and Harveys’ respective sales in 2005.

Procurement

The Company procures products through its retail operating companies and procurement subsidiaries, with operations in Salisbury, North Carolina; Scarborough, Maine; Tampa, Florida; and Nashville, Georgia. The regional centralization of purchasing operations allows the Company’s management to establish long-term relationships with many vendors, providing various alternatives for sources of product supply.

Business Conditions and Competition

The business in which the Company is engaged is highly competitive and characterized by narrow profit margins. The Company competes with national, regional and local supermarket chains, supercenters, discount food stores, specialty stores, convenience stores, warehouse clubs, drug stores and restaurants. The Company expects to continue to develop and evaluate new retailing strategies at each of its banners in the eastern United States to respond to local consumer needs and maintain and increase its market share. Seasonal changes have no material effect on the operation of the Company’s supermarkets.

Stores

As of December 31, 2005, 1,537 supermarkets were in operation as follows:

	Food Lion	Hannaford	Kash n’ Karry	Sweetbay	Harveys	Total
Delaware	17					17
Florida	35		83	25	8	151
Georgia	43				59	102
Kentucky	11					11
Maine		47				47
Maryland	75					75
Massachusetts		23				23
New Hampshire		27				27
New York		34				34
North Carolina	491					491
Pennsylvania	7					7
South Carolina	124					124
Tennessee	66					66
Vermont		14				14
Virginia	330					330
West Virginia	18					18
	1,217	145	83	25	67	1,537

The following table shows the number of stores opened/acquired, closed, relocated, and the number of stores opened at the end of each year for the past three years.

	# Stores Opened / Acquired		# Stores Closed	# Stores Closed for Relocation	# Stores Open at Year-end
2005	42		(17)	(11)	1,537
2004	53	(a)	(40)	(5)	1,523
2003	79	(b)	(46)	(3)	1,515

(a)	Includes 19 stores acquired in connection with the acquisition of Victory Super Market.
(b)	Includes 43 stores acquired in connection with the acquisition of Harveys Supermarket.

Warehousing and Distribution

Warehousing and distribution facilities, including the Company’s transportation fleet, are operated by the Company and are located in Green Cove Springs and Plant City, Florida; Nashville, Georgia; South Portland and Winthrop, Maine; Salisbury, Butner and Dunn, North Carolina; Schodack, New York; Greencastle, Pennsylvania; Elloree, South Carolina; Clinton, Tennessee; and Disputanta, Virginia.

Employees

As of December 31, 2005, the Company employed 43,616 full-time and 60,450 part-time employees.

Acquisitions

On November 26, 2004, the Company completed its acquisition of 19 Victory Super Markets (“Victory”) with 17 stores located in central and southeastern Massachusetts and two stores located in southern New Hampshire. The Company paid approximately $175.0 million in cash, net of cash of $13.2 million and marketable securities of $1.8 million. The Company’s Consolidated Statement of Income included the results of operation of Victory prospectively from November 27, 2004.

On October 27, 2003, the Company completed its acquisition of 43 Harveys supermarkets, located in central and south Georgia and the Tallahassee, Florida area. The acquisition included the Harveys corporate headquarters building and warehouse in Nashville, Georgia. To acquire the Harveys stores, the Company paid approximately $28.4 million in cash and assumed approximately $18.5 million in accounts payable and other short-term liabilities associated with the operation of Harveys. The Company also purchased $2.0 million in additional inventory from the seller in connection with the seller’s exercise of an inventory put option. The Company’s Consolidated Statement of Income included the results of operation of Harveys prospectively from October 26, 2003.

Item 1A. Risk Factors.

The following discussion of risks relating to our operations should be read carefully in connection with evaluating our business, our prospects and the forward-looking statements contained in this annual report. Any of the following risks could have a material adverse effect on our financial condition, results of operation, liquidity and the actual outcome of matters as to which forward-looking statements contained in this annual report are made.

Our results are subject to risks relating to competition and narrow profit margins in the food retail industry, which could adversely affect net income and cash generated from operations.

The food retail industry is competitive and generally characterized by narrow profit margins. Our competitors include international, national, regional and local supermarket chains, supercenters, independent grocery stores, specialty food stores, warehouse club stores, retail drug chains, convenience stores, membership clubs, general merchandisers and discount retailers. Food retail chains generally compete on the basis of location, quality of products, service, price, product variety and store condition. We believe that we could face increased competition in the future from all of these competitors. To the extent we reduce prices to maintain or grow our market share in the face of competition, net income and cash generated from operations could be adversely affected. Some of our competitors have greater financial, distribution, purchasing and marketing resources than us. Our profitability could be impacted by the pricing, purchasing, financing, advertising or promotional decisions made by competitors.

We have substantial financial debt outstanding that could negatively impact our business.

We have substantial debt outstanding. As of December 31, 2005, we had total consolidated debt outstanding of approximately $3.6 billion, including total capital lease obligations of approximately $0.8 billion. Our level of debt could:

•	make it difficult for us to satisfy our obligations, including making interest payments;

•	limit our ability to obtain additional financing to operate our business;

•	limit our financial flexibility in planning, for and reacting, to industry changes;

•	place us at a competitive disadvantage as compared to less leveraged companies;

•	increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates; and

•	require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing the availability of our cash flow for other purposes.

We may borrow additional funds to fund our capital expenditures and working capital needs and to finance future acquisitions. The incurrence of additional debt could make it more likely that we will experience some or all of the risks described above.

A competitive labor market may increase our costs, resulting in a decrease in our profits or an increase in our losses.

Our success depends in part on our ability to attract and retain qualified personnel in all areas of our business. We compete with other businesses in our markets in attracting and retaining employees. Tight labor markets, increased overtime, government mandated increases in the minimum wage and a higher proportion of full-time employees could result in an increase in labor costs, which could materially impact our results of operation. A shortage of qualified employees may require us to increase our wage and benefit offerings in order to compete effectively in the hiring and retention of qualified employees or to retain more expensive temporary employees. Increased labor costs could increase our costs, resulting in a decrease in our profits or an increase in our losses. There can be no assurance that we will be able to fully absorb any increased labor costs through our efforts to increase efficiencies in other areas of our operations.

Because of the number of properties that we own and lease, we face a potential risk of environmental liability.

We are subject to laws, regulations and ordinances that govern activities and operations that may have adverse environmental effects and impose liabilities for the costs of cleaning up, and certain damages arising from, sites of past spills, disposals or other releases of hazardous materials. Under applicable environmental laws, we may be responsible for the remediation of environmental conditions and may be subject to associated liabilities relating to our stores and the land on which our stores, warehouses and offices are situated, regardless of whether we lease, sublease or own the stores, warehouses or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. The costs of investigation, remediation or removal of environmental conditions may be substantial. Certain environmental laws also impose liability in connection with the handling of, or exposure to, asbestos-containing materials, pursuant to which third parties may seek recovery from owners, tenants or sub-tenants of real properties for personal injuries associated with asbestos-containing materials. There can be no assurance that environmental conditions relating to prior, existing or future store sites will not harm us through, for instance, business interruption, cost of remediation or harm to reputation.

If we are unable to locate appropriate real estate or enter into real estate leases on commercially acceptable terms, we may be unable to open new stores.

Our ability to open new stores is dependent on identifying and entering into leases on commercially reasonable terms for properties that are suitable for our needs. If we fail to identify and enter into leases on a timely basis for any reason, including our inability due to competition from other companies seeking similar sites, our growth may be impaired because we may be unable to open new stores as anticipated. Similarly, our business may be harmed if we are unable to renew the leases on our existing stores on commercially acceptable terms.

Various aspects of our business are subject to federal, regional, state and local laws and regulations, in addition to environmental regulations. Our compliance with these laws and regulations may require additional expenses or capital expenditures and could adversely affect our ability to conduct our business as planned.

In addition to environmental regulations, we are subject to federal, regional, state and local laws and regulations relating to, among other things, zoning, land use, employee health and benefits, work place safety, public health, community right-to-know, alcoholic beverage sales and pharmaceutical sales. A number of jurisdictions regulate the licensing of supermarkets, including retail alcoholic beverage license grants. In addition, under certain regulations, we are prohibited from selling alcoholic beverages in certain of our stores. Employers are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions, disabled access and work permit requirements. Compliance with, or changes in, these laws could reduce the revenue and profitability of our supermarkets and could otherwise adversely affect our business, financial condition or results of operation. A number of laws exist which impose burdens or restrictions on owners with respect to access by disabled persons. Our compliance with these laws may result in modifications to our properties, or prevent us from performing certain further renovations.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected, which may adversely impact our business and operating results.

Effective internal control over financial reporting is necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our business and operating results could be harmed. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our reporting obligations.

As a result of selling food products, we face the risk of exposure to product liability claims and adverse publicity.

The packaging, marketing, distribution and sale of food products purchased from others entail an inherent risk of product liability, product recall and resultant adverse publicity. Such products may contain contaminants that we may inadvertently redistribute. These contaminants may, in certain cases, result in illness, injury or death if processing at the foodservice or consumer level does not eliminate the contaminants. Even an inadvertent shipment of adulterated products may violate the law and may lead to an increased risk of exposure to product liability claims. There can be no assurance that such claims will not be asserted against us or that we will not be obligated to perform such a recall in the future.

If a product liability claim is successful, our insurance may not be adequate to cover all liabilities that we may incur, and we may not be able to continue to maintain such insurance, or obtain comparable insurance at a reasonable cost, if at all. If we do not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could have a material adverse effect on our ability to successfully market our products and on our business, financial condition and results of operation.

In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could have a material adverse effect on our reputation with existing and potential customers and on our business and financial condition and results of operation.

We may suffer disruptions in our business caused by labor unrest by our employees or employees of companies in our supply chain.

We are subject to labor relations issues, including union organizing activities, that could result in an increase in costs or lead to a strike, work stoppage or slowdown. We are also subject to labor relations issues affecting entities in our supply chain, including both suppliers and those involved in transportation and shipping.

Our renovation plans may not be successful, which may adversely affect our business and financial condition.

A key to our business strategy has been, and will continue to be, the renovation of our existing stores and infrastructure. Although it is expected that cash flows generated from operations, supplemented by the unused borrowing capacity under our credit facilities and the availability of capital lease financing, will be sufficient to fund our capital renovation programs, sufficient funds may not be available. Our inability to renovate our existing stores and other infrastructure could adversely affect our business, our results of operation and our ability to compete successfully.

We may be unsuccessful in managing the growth of our business or the integration of acquisitions we have made.

As part of our long-term strategy, we continue to reinforce our presence in the geographic locations where we currently operate and in adjacent regions by pursuing acquisition opportunities in the retail grocery store industry. In doing so, we face risks commonly encountered with growth through acquisition. These risks include, but are not limited to, incurring significantly higher than anticipated financing related risks and operating expenses, failing to assimilate the operations and personnel of acquired businesses, failing to install and integrate all necessary systems and controls, loss of customers, entering markets in which we have no or limited experience, disruption of our ongoing business and dissipation of our management resources. Realization of the anticipated benefits of an acquisition may take several years or may not occur at all. Our acquisition strategy may place a significant strain on our management, operational, financial and other resources. The success of our acquisition strategy will depend on many factors, including our ability to:

•	identify suitable acquisition opportunities;

•	successfully complete acquisitions at valuations that will provide anticipated returns on invested capital;

•	quickly and effectively integrate acquired operations in order to realize operating synergies;

•	obtain necessary financing on satisfactory terms; and

•	make the payments on the indebtedness that we might incur as a result of these acquisitions.

There can be no assurance that we will be able to execute successfully our acquisition strategy, and any failure to do so could have a material adverse effect on our business, financial condition and results of operation.

Although we are not currently a party to any agreement with respect to any pending acquisition that we believe is probable and material to our business, we have engaged in and continue to engage in evaluations and discussions with respect to potential acquisitions.

A shortage or significant increase in the cost of electricity, diesel fuel or gasoline could disrupt distribution activities and negatively impact our business and results of operation.

Our operations require and are dependent upon the continued availability of substantial amounts of electricity, diesel fuel and gasoline to manufacture, store and transport products. Our trucking operations are extensive and diesel fuel storage capacity generally represents approximately one week average usage. The prices of electricity, diesel fuel and gasoline fluctuate significantly over time. Given the competitive nature of the grocery industry, we may not be able to pass on increased costs of production, storage and transportation to customers. As a result, either a shortage or significant increase in the cost of electricity, diesel fuel or gasoline could disrupt distribution activities and negatively impact our business and results of operation.

The geographic concentration of our stores on the east coast of the United States makes us vulnerable to economic downturns, natural disasters and other catastrophic events that may impact that region.

Substantially all of our stores are located on the east coast of the United States. Consequently, our operations depend significantly upon the economic and other conditions in this area, in addition to those that may affect the United States or the world as a whole. If the east coast of the United States were to experience a general economic downturn, natural disaster or other adverse condition, our results of operation of Delhaize America may suffer.

Adverse weather conditions on the east coast of the United States could increase the cost our suppliers charge for their products, decrease or increase customer demand for certain products, interrupt operations at affected stores or interrupt the operations of our suppliers.

A change in supplier rebates could adversely affect our results.

We receive allowances, credits and income from suppliers primarily for volume incentives, new product introductions, in-store promotions and co-operative advertising. Certain of these funds are based on our volume of net sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not grow our net sales over prior periods or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by our suppliers. Additionally, suppliers routinely change the requirements for, and the amount of, funds available. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. A reduction in, the discontinuance of, or a significant delay in receiving such incentives, as well as the inability to collect such incentives, could have a material adverse effect on our business, results of operation and financial condition.

Unexpected outcomes in our legal proceedings could materially impact our results.

From time to time, we are party to legal proceedings including matters involving personnel and employment issues, personal injury, intellectual property and other proceedings arising in the ordinary course of business. We have estimated our exposure to the claims and litigation arising in the normal course of business and believe we have made adequate provisions for such exposure. Unexpected outcomes in these matters could result in an adverse effect on our financial statements.

The effect of pending state and federal tax audits on our business can not be determined.

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

We may experience adverse results arising from claims against our self-insurance programs.

We are self-insured for workers’ compensation, general liability, vehicle accident and druggist claims. Maximum retention, including defense costs per occurrence, is (i) from $0.5 million to $1.0 million per accident for workers’ compensation, (ii) $5.0 million per accident for automobile liability and (iii) $3.0 million per accident for general liability, with an additional $2.0 million retention in excess of the primary $3.0 million general liability retention for druggist liability. We are insured for costs related to covered claims, including defense costs, in excess of these retentions. It is possible that the final resolution of some of these claims may require us to make significant expenditures in excess of our existing reserves over an extended period of time and for a range of amounts that cannot be reasonably estimated. Pursuant to our self-insurance program, self-insured reserves related to workers’ compensation, general liability and automobile coverage are reinsured by Pride Reinsurance Company (“Pride”), an Irish reinsurance captive owned by a company affiliated with us. Premiums are transferred annually to Pride through Delhaize Insurance Co., a subsidiary of our company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company operated 1,217 supermarkets under the Food Lion banner at the end of 2005 in the mid-Atlantic and southeastern regions of the United States. Food Lion stores average approximately 35,500 square feet. The current Food Lion store prototypes are approximately 29,000, 35,000 and 38,000 square feet.

At the end of 2005, the Company operated 145 Hannaford supermarkets. Of the 145 operating stores, 100 are combination stores, which consist of traditional all-department supermarkets together with pharmacies, other services and expanded general merchandise under one roof. Hannaford supermarkets are located in Maine, New Hampshire, Vermont, upstate New York and Massachusetts. Hannaford stores average approximately 48,600 square feet. The current Hannaford store prototypes are approximately 35,000, 47,000 and 55,000 square feet.

At the end of 2005, the Company operated 83 Kash n’ Karry and 25 Sweetbay supermarkets in central Florida. Kash n’ Karry and Sweetbay stores average approximately 43,800 square feet. As discussed below in the Executive Summary, the Company is rebranding its Florida business from Kash n’ Karry to Sweetbay. The Sweetbay store prototypes are approximately 42,400, 44,000 and 49,000 square feet.

At the end of 2005, the Company operated 67 Harveys supermarkets in central and south Georgia and the Tallahassee, Florida area. Harveys stores average approximately 29,200 square feet.

All of the Company’s supermarkets are primarily self-service stores, which have off-street parking facilities. With the exception of operating 123 owned supermarkets, the Company occupies its various supermarket premises under lease agreements providing for initial terms of 20 and 25 years, with renewal options ranging from five to 20 years.

The following table identifies the location and square footage of the 13 distribution centers and four offices operated by the Company as of December 31, 2005. The Company owns all of its distribution centers and office space, except for the square footage leased as identified in the table.

Distribution Centers

Location	Square Feet (in thousands)
Salisbury, North Carolina	1,630
Greencastle, Pennsylvania	1,236
Dunn, North Carolina	1,225
Disputanta, Virginia	1,124
Elloree, South Carolina	1,099
Clinton, Tennessee	833
Plant City, Florida	810
South Portland, Maine	630
Schodack, New York	517
Butner, North Carolina	441
Nashville, Georgia	435	(a)
Green Cove Springs, Florida	244	(b)
Winthrop, Maine	241

Total	10,465

Offices

Location	Square Feet (in thousands)
Corporate Headquarters, Salisbury, North Carolina	278
Corporate Offices, Scarborough, Maine	286	(b)
Corporate Offices, Tampa, Florida	19	(b)
Corporate Offices, Nashville, Georgia	26	(b)

Total	609

(a)	402,000 square feet leased
(b)	all leased

Item 3. Legal Proceedings.

Delhaize America is from time to time involved in legal actions in the ordinary course of its business. We are not aware of any pending or threatened litigation, arbitration or administrative proceedings involving claims or amounts that, individually or in the aggregate, we believe are likely to materially harm our business, financial condition or future results of operation. Any litigation, however, involves risk and potentially significant litigation costs. We cannot give any assurance that any such litigation will not materially harm our business, financial condition or future results of operation.

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

Dividends Declared Per Share of Common Stock *

	Year Ended December 31, 2005		Year Ended January 1, 2005
Quarter	Class A	Class B	Class A	Class B
First	$—	$—	$—	$—
Second	.001098	.001098	—	—
Third	—	—	—	—
Fourth	—	—	.000274	.000274

	$.001098	$.001098	$.000274	$.000274

*	See Debt section in Item 7,”Management’s Discussion and Analysis of Financial Condition and Results of Operation” for negative covenant related to a dividend restriction test.

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

Executive Summary

Delhaize America, a wholly-owned subsidiary of Delhaize Group, engages in one line of business, the operation of retail food supermarkets in the eastern United States. Delhaize America is a holding company that does business primarily under the banners of Food Lion, Hannaford, Kash n’ Karry, Sweetbay and Harveys. Our stores sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food and deli-bakery products, as well as non-food items such as health and beauty care products, prescriptions, and other household and personal products. We offer nationally and regionally advertised brand name merchandise, as well as products manufactured and packaged for us, primarily under the private labels of “Food Lion,” “Hannaford,” “Kash n’ Karry,” “Sweetbay” and “Harveys.”

Our business is highly competitive and characterized by narrow profit margins. We compete with national, regional and local supermarket chains, supercenters, discount food stores, specialty stores, convenience stores, warehouse clubs, drug stores and restaurants. We continue to develop and evaluate new retailing strategies at each of our banners in the eastern United States to respond to local consumer needs and maintain and increase our market share.

As part of our efforts to further differentiate our company from the competition, Delhaize America’s largest banner, Food Lion, continues to undergo market renewal efforts in its key markets. Market renewal represents a change in Food Lion’s historical approach to remodeling activity. In the past, annual capital spending for remodeling activity was dedicated to stores based on age and our related remodeling calendar. Through market renewal, spending for remodeling activity is focused on key markets to maximize consumer recognition and reaction. Market renewal was developed to make our stores more appealing and customer focused, particularly with respect to produce, meat, and deli/bakery (areas which tend to command higher margins). As an integral part of this project, Food Lion also brings a sharper focus on assortment development, marketing, merchandising and associate training.

Food Lion has developed two important new store concepts, “Bloom” and “Bottom Dollar,” as part of its strategy to offer differentiated products, brands and services to its customers and as a platform for growth. Bloom, which was introduced after two years of consumer research by a cross-functional team from Europe and the United States, provides a hassle-free, novel shopping experience and features unique technologies, a variety of quality products, an emphasis on home meal solutions, and a commitment to superior customer service. Bottom Dollar seeks to redefine the discount grocery model by offering customers both national brands and private label products, in addition to produce and meat, at low prices in an upbeat shopping environment. Bottom Dollar carries fewer items and more prepackaged products than the other Delhaize America banners, and customers bag their own groceries at Bottom Dollar. Bottom Dollar stores also use alternative display and stocking techniques, such as cut cases on shelves that use pallets and bins, which are more efficient and cost effective.

Market renewal, Bloom and Bottom Dollar activity is further discussed in the following sections.

2005 Highlights:

Sales and Gross Margin Improvement: Principal improvements in sales and gross margins in 2005 as compared to 2004 were the result of a combination of several initiatives, including:

•	Investments in pricing, promotional and marketing activities, particularly at Food Lion, to increase transaction count, basket size and sales;

•	Continued pricing optimization using multiple price zones and the margin and inventory management system (“ACIS”) implemented at Food Lion, Hannaford, Kash n’ Karry and Sweetbay;

•	Continued improvements in shrink management at Food Lion resulting from the full implementation of ACIS during the third quarter of 2004;

•	Expanded offerings in higher-margin departments such as Produce and Deli/Bakery, and the launch of Hannaford’s new “Inspirations” Private Label program;

•	Further implementation of the Every Day Low Cost (“EDLC”) program at all banners;

•	Further strengthening our execution of standard operating practices in our stores;

•	Continuation of Food Lion market renewals in the Greensboro, North Carolina market during June 2005 (which included the remodeling of 58 stores), and in the Baltimore, Maryland market during October 2005 (which included the remodeling of 66 stores); and

•	Continuation of Kash n’ Karry conversions to Sweetbay Supermarket in Florida (which included the remodeling of 14 stores and the opening of five new locations during 2005). Sweetbay is a new store concept, focused upon delivering a vibrant shopping experience with a strong emphasis on fresh food, high quality, variety and great value.

Sales and margin also improved in 2005 as compared to 2004 due to Hannaford’s acquisition of 19 Victory Super Markets during the fourth quarter of 2004 (which has allowed Hannaford to expand into Massachusetts and grow within its existing markets) and the exiting of one of our competitors, Winn-Dixie, from several Food Lion, Kash n’ Karry and Sweetbay markets during the second half of 2005. In addition, a decrease in hurricane activity in our operating areas in 2005 as compared to 2004 improved our gross margin through reduced product losses.

Increased Selling and Administrative Expenses: During 2005, we incurred additional expenses, personnel and other, in advance of expected sales benefits in connection with:

•	Hannaford’s integration and conversion of Victory stores to Hannaford stores, which was completed during the third quarter of 2005;

•	Kash n’ Karry’s ongoing conversion of its stores to Sweetbay Supermarket (25 Sweetbay stores were in operation in southwest central Florida as of December 31, 2005);

•	Food Lion’s re-launch of its five Bloom stores in the Charlotte, North Carolina market; and

•	Food Lion’s launch of its first three Bottom Dollar stores during September and October 2005 in the triad region of North Carolina.

In addition, during 2005 we experienced a significant increase in: (i) health care costs due to an increase in the number of claims filed and the cost per claim; (ii) store utility and store supply costs due to rising fuel costs; and (iii) stock compensation expense as a result of our adoption of a new accounting standard, which requires expensing of stock options.

2006 Outlook:

During 2006, Delhaize America plans to continue to improve sales performance through sales initiatives and an increase in scheduled store remodelings and store openings. The items below are part of this strategy.

•	Following the successful completion over the past two years of market renewals in North Carolina (Raleigh, Charlotte and Greensboro) and in the Baltimore, Maryland area, Food Lion has selected the Washington, D.C. area for its fifth market renewal. The Washington, D.C. area market renewal will entail the remodeling of approximately 80 stores, as well as the conversion of certain of those stores to Bloom and Bottom Dollar stores. The geographic spread of these stores includes Fredericksburg, Manassas, Fairfax, Leesburg, Chantilly, Winchester, Front Royal and Spotsylvania, Virginia; Gaithersburg, Laurel, Hagerstown and Frederick, Maryland; and Martinsburg, West Virginia. The market renewal is scheduled to be completed by the end of 2006.

•	Food Lion will enter into a new market in Greenville-Spartanburg, South Carolina, opening three Food Lion stores and six Bloom stores by the end of 2006. This will mark the first time since 1991 that Food Lion has entered a new geographic market.

•	Hannaford will continue to add stores in its existing markets (approximately 14 stores during 2006) and to evolve its Festival Strategy, which is founded on the principle of listening to consumers and anticipating their needs. In addition, Hannaford will expand or remodel approximately 12 stores during 2006.

•	Kash n’ Karry will complete the rebranding of 46 of its remaining 83 Kash n’ Karry stores (primarily located in the Tampa/St. Petersburg, Florida area) to Sweetbay Supermarket by the end of 2006.

•	An additional six Food Lion stores will be converted to Harveys during 2006 in Richmond Hill, Brunswick and St. Mary’s, Georgia; Melrose, Florida; and Ridgeland, South Carolina. In addition, two new Harveys stores will be opened during 2006 in McRae and Brunswick, Georgia. These conversions and new store openings are expected to further leverage the strength of the Harveys brand to strengthen our company’s presence in Harveys’ primary market area in Georgia and northern Florida, and to further expand that market area into South Carolina. Twenty-five Food Lion stores had been converted to Harveys as of December 31, 2005.

Critical Accounting Policies

We have chosen accounting policies we believe are appropriate to accurately and fairly report our operating results and financial position and we apply these accounting policies in a consistent manner. The significant accounting policies are summarized in Note 1 of the Company’s Consolidated Financial Statements.

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

Accounting for Stock-Based Compensation - Prior to January 2, 2005, we accounted for the Delhaize Group 2002 Stock Incentive Plan, the 1996 Food Lion Plan, the 1988 and 1998 Hannaford Plans and the 2000 Delhaize America Plan under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). No compensation cost was recognized in the income statement for stock options prior to 2005, as all options granted had an exercise price equal to the market value of the underlying Delhaize Group ADSs on the date of grant. Historically, for purposes of the disclosures required by the original provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock Compensation” (“SFAS No. 123”), the straight-line method was used to allocate the option valuation amounts evenly over their respective vesting schedules.

On January 2, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which required the recognition of expenses for the fair value of employee share-based awards over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded in the period the estimates are revised.

We elected to apply the revised standard using the modified prospective transition method. Under this transition method, compensation cost recognized in 2005 includes: (i) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 2, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost on a graded method for all share-based awards granted subsequent to January 2, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

We determine fair value of our share-based awards using the Black-Scholes-Merton option pricing model. The Black-Scholes-Merton option pricing model incorporates certain assumptions, the most significant of which are our estimates of the risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value stock based awards granted in future periods.

Asset impairment - We periodically evaluate the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. We monitor the carrying value of our retail stores, our lowest level asset group for which identifiable cash flows are independent of other groups of assets and liabilities, for potential impairment based on projected future cash flows. If an impairment is identified for retail stores, we compare the asset group’s estimated fair value to its current carrying value and record provisions for impairment as appropriate. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on our previous experience in disposing of similar assets and current economic conditions.

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

Goodwill and other intangible assets - We conduct an annual assessment of potential impairment of goodwill and other indefinite lived intangible assets by comparing the book value of these assets to their current fair value. Fair value is estimated based on discounted cash flow projections provided by reporting unit management. When the carrying value of the reporting unit exceeds its fair value, a provision for impairment is recorded. We conduct an annual impairment assessment in the fourth quarter of each year or when events or circumstances indicate that an impairment may have occurred in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

Income taxes - Deferred tax liabilities or assets are established using statutory tax rates in effect at the balance sheet date for temporary differences between financial and tax reporting bases. Deferred tax assets and liabilities are subsequently adjusted to reflect changes in tax laws or rates in the period that includes the enactment date. Significant accounting judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by tax authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates. Based on our evaluation of the potential tax liabilities and the merits of our filing positions, we also believe it is unlikely that potential tax exposures in excess of the amounts currently recorded as liabilities in our consolidated financial statements will be material to our financial condition or future results of operation.

Inventories - Inventories are stated at the lower of cost (Last-in, First-out (“LIFO”), First-in, First-out (“FIFO”) and Average Cost) or market. We evaluate inventory shrinkage throughout the year based on actual physical counts in our stores and distribution centers and record adjustments on total inventory based on the results of these counts applied to the total inventory to provide for the estimated shrinkage as of the balance sheet date. Shrinkage refers to the difference in the amount of inventory we initially record and the actual inventory on hand. Shrinkage primarily occurs in our perishable items, due to spoilage, breakage and other inventory losses.

Leases - Our stores operate principally in leased premises. We account for leases under the provisions of SFAS No.13, “Accounting for Leases,” and related accounting guidance. For lease agreements that provide for escalating rent payments, we recognize rent expense on a straight-line basis over the non-cancelable lease term and option renewal periods where failure to exercise such options would result in an economic penalty such that renewal appears, at the inception of the lease, to be reasonably assured. The lease term commences when we become obligated under the terms of the lease agreement and extends over the non-cancelable term and option renewal periods where failure to exercise such option would result in an economic penalty such that renewal appears to be reasonably assured.

When evaluating leases we use significant judgments and estimates, which include the determination of the lease term, incremental borrowing rates and fair market values. The determination of the lease term involves judgments as to whether an economic penalty exists which reasonably assures renewal of option periods. The incremental borrowing rate is used to calculate the present value of future rent payments and is based on the current yield for publicly traded debt of our company. The fair market value of the leased premises is based on our experience and knowledge of the real estate markets where the store is located and includes an independent third-party appraiser in certain situations.

Self-insurance - We are self-insured for workers’ compensation, general liability, vehicle accident and druggist claims. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum retention, including defense costs per occurrence, is (i) from $0.5 million to $1.0 million per accident for workers’ compensation, (ii) $5.0 million per accident for automobile liability and (iii) $3.0 million per accident for general liability, with an additional $2.0 million retention in excess of the primary $3.0 million general liability retention for druggist liability. We are insured for costs related to covered claims, including defense costs, in excess of these retentions. The significant assumptions used in the development of the actuarial estimates are grounded upon our historical claims data, including the average monthly claims and the average lag time between incurrence and payment.

We implemented a captive insurance program in 2001 pursuant to which the self-insured reserves related to workers’ compensation, general liability and automobile coverage were reinsured by Pride, an Irish reinsurance captive owned by an affiliated company of Delhaize Group. Premiums are transferred annually to Pride through Delhaize Insurance Co., a subsidiary of Delhaize America.

Our property insurance includes self-insured retentions per occurrence of (i) $5.0 million for named storms, (ii) $5.0 million for Zone A flood losses, (iii) $5.0 million for earthquakes and (iv) $2.5 million for all other losses.

We also are self-insured for health care which includes medical, pharmacy, dental and short-term disability. Our self-insurance liability for claims incurred but not yet reported (“IBNR”) is estimated quarterly by management based on available information and takes into consideration actuarial evaluations determined annually based on historical claims experience, claims processing procedures and medical cost trends.

The actuarial estimates are subject to a high degree of uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although we believe the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations and the rates on future premiums to Pride.

Store closing reserves - We provide for closed store liabilities to reflect the estimated post-closing lease liabilities and other exit costs associated with the related store closing commitments. Other exit costs include estimated utilities, real estate taxes, common area maintenance, and insurance costs to be incurred after the store closes over the remaining lease term (all of which are contractually required payments under the lease agreements). Store closings are generally completed within one year after the decision to close. The closed store liabilities are paid over the lease terms associated with the closed stores. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed in the period that such settlement is determined. We estimate the lease liabilities, net of sublease income; using a discount rate based on the current treasury note rates adjusted for our current credit spread to calculate the present value of the remaining liabilities on closed stores.

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

Non-refundable credits from suppliers for in-store promotions such as product displays require us to undertake related activities. Similarly, co-operative advertising requires us to conduct the related advertising. In-store promotion and co-operative advertising income is recorded as a reduction in the cost of inventory and recognized in cost of sales when the product is sold unless the allowance represents the reimbursement of a specific, incremental and identifiable cost incurred by us to sell the vendor’s product. We have reviewed the funding received from vendors for in-store promotions and co-operative advertising and concluded that these arrangements are primarily for general advertising purposes and not the reimbursement of a specific, incremental and identifiable cost incurred by us.

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

Results of Operation

The following tables set forth the Consolidated Statements of Income for the years ended December 31, 2005, January 1, 2005 and January 3, 2004 for informational purposes.

Effective January 2, 2005, the Company’s parent company, Delhaize Group, began reporting its financial results under International Financial Reporting Standards (“IFRS”) as endorsed by the European Union. This replaced Delhaize Group’s previous reporting under Belgian GAAP. During the second quarter of 2005, we made reclassifications between certain financial statement line items previously reported in order to minimize differences between US GAAP and IFRS reporting formats. We believe these reclassifications create comparability, consistency and efficiency in our internal and external reporting and analysis. The 2004 and 2003 presentations have been adjusted for these reclassifications. These reclassifications had no impact on our previously reported net income. See Note 1 of the Company’s Consolidated Financial Statements for further discussion.

(Dollars in millions)	2005	2004	2003
Net sales and other revenues	$16,564.9	$15,848.6	$15,339.2
Cost of goods sold	12,080.6	11,653.0	11,444.8
Selling and administrative expenses	3,586.9	3,343.3	3,174.0

Operating income	897.4	852.3	720.4
Interest expense, net	322.9	325.4	321.7
Net loss from extinguishment of debt	—	4.5	—

Income from continuing operations before income taxes	574.5	522.4	398.7
Provision for income taxes	232.9	212.4	166.3

Income before loss from discontinued operations	341.6	310.0	232.4
Loss from discontinued operations, net of tax	9.3	55.9	38.7

Income before cumulative effect of change in accounting principle	332.3	254.1	193.7
Cumulative effect of change in accounting principle, net of tax	—	—	10.9

Net income	$332.3	$254.1	$182.8

(Percent of net sales and other revenues)	2005%	2004%	2003%
Net sales and other revenues	100.00	100.00	100.00
Cost of goods sold	72.93	73.53	74.61
Selling and administrative expenses	21.65	21.10	20.69

Operating income	5.42	5.37	4.70
Interest expense, net	1.95	2.05	2.10
Net loss from extinguishment of debt	0.00	0.03	0.00

Income from continuing operations before income taxes	3.47	3.29	2.60
Provision for income taxes	1.41	1.34	1.09

Income before loss from discontinued operations	2.06	1.95	1.51
Loss from discontinued operations, net of tax	0.06	0.35	0.25

Income before cumulative effect of change in accounting principle	2.00	1.60	1.26
Cumulative effect of change in accounting principle, net of tax	0.00	0.00	0.07

Net income	2.00	1.60	1.19

Notes:

Cost of goods sold for 2003 includes an initial charge of $87.3 million (0.57% of net sales and other revenues) related to the changes in the application of the LIFO method of accounting for store inventories from the retail method to the average item cost method at the Food Lion and Kash n’ Karry banners. The cumulative effect of change in accounting principle is discussed below (see Note 20 of our Consolidated Financial Statements for further discussion).

Net Sales and Other Revenues

(Dollars in billions)	2005	2004	2003
Net sales and other revenues	$16.6	$15.8	$15.3

We record revenues primarily from the sale of products in our retail stores. Net sales and other revenues increased 4.52% in 2005 in comparison with 2004. Comparable store sales increased 1.1% during 2005 over the comparable period in 2004. The 2005 sales increase was primarily driven by: (i) investments in pricing, promotional, and marketing activities; (ii) pricing optimization using multiple prize zones; (iii) successful Food Lion market renewals and Kash n’ Karry conversions to Sweetbay; (iv) the exiting of one of our competitors, Winn-Dixie, from several Food Lion, Kash n’ Karry and Sweetbay markets in the Southeast; and (v) Hannaford’s acquisition and conversion of 19 Victory stores to Hannaford stores. During 2005, we had a net increase of 14 store openings, and we remodeled 176 stores.

We continue to see significant competitive activity as a greater number of retailers battle for consumer dollars. During 2005, our Food Lion and Hannaford banners experienced 93 competitive store openings offset by 399 competitive closings (primarily Winn-Dixie closings affecting our Food Lion banner). In addition, many competitors continued to invest heavily in promotional spending in the form of aggressive advertised pricing, buy one and get one or two free offers, double and triple couponing and other aggressive pricing strategies. The activities and initiatives described in the previous paragraph, particularly at Food Lion and Hannaford, have resulted in improved sales momentum despite this competitive activity.

At the end of 2005, we operated 1,537 stores. Our retail store square footage totaled 56.9 million square feet at December 31, 2005, resulting in a 1.4% increase over fiscal 2004. Detail of store activity for 2005 is shown below:

	Food Lion	Hannaford	Kash n’ Karry	Sweetbay	Harveys	Total
Stores at beginning of year	1,222	142	98	6	55	1,523

Stores opened	31	3	—	5	3	42
Stores acquired	—	—	—	—	—	—
Stores closed	(14)	—	(1)	—	(2)	(17)
Stores closed for relocation	(10)	—	—	—	(1)	(11)
Stores converted	(12)	—	(14)	14	12	—

Stores at end of year	1,217	145	83	25	67	1,537
Net change for year	(5)	3	(15)	19	12	14
Stores remodeled	131 *	22	—	14	9	176

*	Includes 124 stores remodeled through the Greensboro and Baltimore market renewals in 2005.

Net sales and other revenues increased 3.32% in 2004 in comparison with 2003. The 2004 sales increase was impacted by the 43 Harveys stores acquired during the fourth quarter of 2003 and the 19 Victory stores acquired during the fourth quarter of 2004 offset by the additional week of sales in 2003 – 53 weeks as compared to 52 weeks for 2004. During 2004, we had a net increase of eight store openings, and we remodeled 79 stores. Comparable store sales increased 1.5% during 2004 over the comparable period in 2003. Sales for 2004 strengthened in comparison with 2003 due to successful sales initiatives and focused store remodeling in our Food Lion and Kash n’ Karry banners and the continued strength of our Hannaford banner.

At the end of 2004, we operated 1,523 stores. Our retail store square footage totaled 56.1 million square feet at January 1, 2005, resulting in a 1.1% increase over 2003. Detail of store activity for 2004 is shown below:

	Food Lion	Hannaford	Kash n’ Karry	Sweetbay	Harveys	Total
Stores at beginning of year	1,213	122	137	—	43	1,515

Stores opened	31	1	—	1	1	34
Stores acquired	—	19	—	—	—	19
Stores closed	(5)	—	(34)	—	(1)	(40)
Stores closed for relocation	(4)	—	—	—	(1)	(5)
Stores converted	(13)	—	(5)	5	13	—

Stores at end of year	1,222	142	98	6	55	1,523
Net change for year	9	20	(39)	6	12	8
Stores remodeled	72 *	2	—	5	—	79

*	Includes 65 stores remodeled through the Charlotte, North Carolina market renewal in 2004.

Gross Margin

(Percent of net sales and other revenues)	2005	2004	2003
Gross margin	27.07%	26.47%	25.39%

Gross margin as a percentage of sales increased in 2005 compared with 2004 due primarily to pricing optimization using multiple price zones and the ACIS margin and inventory management system, expanded offerings in higher-margin departments such as Produce and Deli/Bakery (particularly with respect to the market renewals at Food Lion and Kash n’ Karry conversions to Sweetbay), and improved shrink management at Food Lion. Also gross margins for 2005 were positively affected by the decrease of hurricane activity in our operating areas in 2005 compared with 2004.

The gross margin increase from 2004 to 2003 as a percentage of net sales and other revenues was primarily due to lower inventory shrink at Food Lion and continued focus on optimizing margin to drive sustainable, profitable sales at all of our retail operating companies. During the third quarter of 2004, we successfully completed the transition of all of our Food Lion and Kash n’ Karry stores to the ACIS margin and inventory management system, which was first developed at Hannaford and modified to address the specific needs of Food Lion and Kash n’ Karry. This system enabled us to improve our current margin analysis, shrink control and inventory management through full visibility to item-level detail data.

Gross margin comparisons for 2004 with 2003 were positively impacted by our store inventory accounting change in 2003 from the retail method to the average item cost method. The effect of the change on the December 28, 2002 inventory valuation resulted in a decrease in inventory of $87.3 million at the beginning of 2003 with a corresponding increase to cost of goods sold (0.57% of net sales and other revenues).

Also, gross profit comparisons for 2004 and 2003 were negatively affected by the impact of hurricanes for both years 2004 and 2003, which resulted in product losses and other costs of $5.7 million (0.04% of sales) in 2004 for hurricanes experienced compared to $14.7 million (0.10% of sales) in 2003 for Hurricane Isabel. Product losses were lower in 2004 due to our advanced preparation efforts.

Selling and Administrative Expenses

(Percent of net sales and other revenues)	2005	2004	2003
Selling and administrative expenses	21.65%	21.10%	20.69%
Selling and administrative expenses excluding depreciation and amortization	18.79%	18.14%	17.74%

Selling and administrative expenses as a percent of sales for 2005 increased in comparison with 2004 primarily due to additional personnel and other expenses incurred in advance of expected sales benefits related to (i) Hannaford’s integration of Victory; (ii) Kash n’ Karry’s ongoing conversion of its stores to Sweetbay Supermarket (25 Sweetbay stores were in operation as of December 31, 2005); (iii) Food Lion’s market renewals in Greensboro, North Carolina and Baltimore, Maryland; (iv) Food Lion’s re-launch of its five Bloom stores; and (v) Food Lion’s launch of its first three Bottom Dollar stores during September and October of 2005. In addition, selling and administrative expenses increased due to (i) an increase in health care costs resulting from an increase in the number of claims filed and the costs per claim, (ii) an increase in store utility and store supply costs due to rising fuel costs, and (iii) an increase in stock compensation expense as a result of our adoption of a new accounting standard which requires expensing of stock options (see Note 15 of our Consolidated Financial Statements).

Selling and administrative expenses as a percent of sales for 2004 increased in comparison with 2003 primarily due to increased health care costs, and expenses incurred for the Harveys and Victory acquisitions during the fourth quarter of 2003 and 2004, respectively. Additionally, selling and administrative expenses for 2004 includes $5.7 million in preparation and other costs incurred for the hurricanes experienced during the year offset by a $4.0 million insurance reimbursement related to Hurricane Isabel in 2003. Selling and administrative expenses for 2003 included $2.2 million in preparation and other costs for Hurricane Isabel.

The above increases in selling and administrative expenses in 2004 were offset by an impairment of $8.0 million on an equity investment accounted for under the cost method and recorded in the fourth quarter of 2003.

Depreciation and Amortization Expense

(Dollars in millions)	2005	2004	2003
Depreciation and amortization expense	$473.8	$468.6	$453.1
Percent of net sales and other revenues	2.86%	2.96%	2.95%

Depreciation and amortization for 2005 increased in comparison with 2004 primarily due to the 19 Victory stores acquired in the fourth quarter of 2004 and Kash n’ Karry’s conversion to Sweetbay Supermarkets during 2005 offset by certain of Food Lion’s leasehold improvements becoming fully depreciated in 2005.

The increase in depreciation and amortization expense for 2004 compared to 2003 is primarily due to the lease accounting adjustments (see discussion below in “Lease Accounting Adjustments”), increased capital expenditures in 2004 primarily due to software purchases and upgrades for the transition of our Food Lion and Kash n’ Karry banners to ACIS, and equipment purchases for new stores and renovations since 2003. An additional increase in depreciation and amortization for 2004 is due to the acquisition of the 43 Harveys stores acquired during the fourth quarter of 2003.

Interest Expense, Net

(Dollars in millions)	2005	2004	2003
Interest expense, net	$322.9	$325.4	$321.7
Percent of net sales and other revenues	1.95%	2.05%	2.10%

Interest expense, net decreased in 2005 over 2004 primarily due to increased investment income resulting from higher cash balances, higher short-term interest rates and the repurchase and redemption of $52.4 million of our debt during the fourth quarter of 2004. These decreases to interest expense, net were offset by a decrease in the benefit from our interest rate swaps agreements and additional store capital leases.

Interest expense, net increased in 2004 over 2003 primarily due to the lease accounting adjustments (see discussion below in “Lease Accounting Adjustments”), additional store capital leases and a decrease in the benefit from our interest rate swap agreements offset by increased investment income due to higher cash balances and the repurchase and redemption of $52.4 million of debt in 2004.

LIFO

Our inventories are stated at the lower of cost or market and we value approximately 74% of our inventory using the LIFO method.

Our LIFO reserve increased $12.4 million in 2005, $6.6 million in 2004 and $1.8 million in 2003. The increase in 2005 is due to inflation across most of our merchandise categories. The increase in 2004 is due to slight inflation in all of our key merchandise categories. The increase in 2003 is due primarily to inflation in our prescription drug category.

Discontinued Operations

# of stores closed classified as discontinued operations
2003	44
2004	39
2005	0

Total stores closed classified as discontinued operations	83

In accordance with the provisions of SFAS No. 144, the costs associated with the closing of these stores, as well as related operating activity prior to the closing of these stores, are recorded in “Loss from discontinued operations, net of tax” in our Consolidated Statements of Income.

Income Taxes

(Dollars in millions)	2005	2004	2003
Provision for income taxes	$232.9	$212.4	$166.3
Effective tax rate	40.5%	40.7%	41.7%

The effective tax rate decreased slightly in 2005 from 2004 primarily due to favorable resolution of matters in several of the states in which our company operates. This decrease in rate was offset by the non-deductible nature of qualified stock options (see Note 15 of our Consolidated Financial Statements, which more fully describes our adoption of a new accounting standard for stock options). Additionally, the 2004 effective tax rate was impacted by approximately $3.4 million (net of tax) in interest income related to an Internal Revenue Service (“IRS”) audit refund. Excluding the impact of this refund our tax rate from continuing operations would have been 41.3% for 2004.

The effective tax rate decreased in 2004 from year 2003 primarily due to approximately $3.4 million (net of tax) in interest income related to the aforementioned IRS refund. This refund is due to the completion of an examination by the IRS of the tax years 1999 though 2001, which resulted in a refund of approximately $30 million (plus approximately $5.6 million in interest) associated with the timing of certain tax deductions. Except for the $3.4 million interest income recorded in the tax provision, the refund resulted in no impact to our Consolidated Statement of Income for the year ended January 1, 2005. The interest refund in 2004 was partially offset by increases in reserves related to ongoing audit activity.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items.

We continue to experience both federal and state audits of our income tax filings, which we consider to be part of our ongoing business activity. In particular, we have experienced an increase in audit and assessment activity over the past several years, which we expect to continue. While the ultimate outcome of these federal and state audits is not certain, we have considered the merits of our filing positions in our overall evaluation of potential tax liabilities and believe we have adequate liabilities recorded in our consolidated financial statements for exposures on these matters. Based on our evaluation of the potential tax liabilities and the merits of our filing positions, we also believe it is unlikely that potential tax exposures over and above the amounts currently recorded as liabilities in our consolidated financial statements will be material to our financial condition or future results of operation.

Liquidity and Capital Resources

(Dollars in millions)	2005	2004	2003
Cash provided by operating activities	$860.6	$908.0	$739.3

We have funded our operations and acquisitions from cash generated from our operations and borrowings.

At the end of 2005, we had cash and cash equivalents of $668.3 million. We have historically generated positive cash flow from operations. The decrease in cash provided by operating activities for 2005 in comparison with 2004 is primarily due to an increase in net working capital and an increase in tax payments ($224.4 million in 2005 and $108.6 million in 2004).

The increase in cash provided by operating activities for 2004 in comparison with 2003 was primarily due to lower tax payments, $108.6 million for 2004 compared with $213.0 million for 2003. This decrease was primarily due to federal and state refunds received in 2004 (see Income Taxes discussion), overpayments on the 2003 federal and state tax returns which were credited to the 2004 tax returns, and the fact that payments were made in 2003 for the 2002 tax year. Also contributing to the increase in cash from operations were reductions in inventory due to the closing of 39 underperforming stores in 2004.

(Dollars in millions)	2005	2004	2003
Cash flows used in investing activities	$492.6	$593.9	$406.4

Cash flows used in investing activities in 2005 decreased in comparison with 2004 primarily due to the $178.8 million acquisition of 19 Victory stores during the last quarter of 2004 and cash used for workers’ compensation collateral requirements, offset by increased capital expenditures. During 2005, $42.9 million of the workers’ compensation cash collateral was returned and replaced with uncollateralized letters of credit using our new credit facility. The increase in capital expenditures, $569.7 million for 2005 compared with $413.7 million for 2004, was primarily due to costs to convert 19 Victory stores to Hannaford, construction costs incurred for the Greensboro and Maryland market renewals, costs to convert 14 existing Kash n’ Karry stores to Sweetbay Supermarkets and the opening of five new Sweetbay Supermarket stores.

The increase in investing activities in 2004 compared with 2003 was primarily due to our $178.8 million acquisition of 19 Victory stores during the last quarter of 2004 and an increase in capital expenditures.

Capital expenditures were $569.7 million in 2005 compared to $413.7 million in 2004 and $379.5 million in 2003. During 2005, we opened 42 new stores and renovated 176 existing stores. During 2004, we opened 34 new stores and renovated 79 existing stores. During 2003, we opened 36 new stores and renovated 94 existing stores.

Total store square footage increased 1.4% from 56.1 million at the end of 2004 to 56.9 million at the end of 2005, primarily due to the opening of 42 new stores, including 11 relocated stores, offset by 17 stores closed in 2005. Total store square footage increased 1.1% from 55.5 million at the end of 2003 to 56.1 million at the end of 2004, primarily due to the opening of 34 new stores, including five relocated stores, and the acquisition of 19 Victory stores, offset by 40 stores closed in 2004. Total store square footage increased 1.6% from 54.7 million at the end of 2002 to 55.5 million at the end of 2003, primarily due to the opening of 36 new stores, including three relocations, and the acquisition of 43 Harveys stores, offset by 46 stores closed in 2003.

Our total operating distribution space was 10.5 million square feet at the end of 2005, 10.3 million square feet at the end of 2004 and 10.2 million square feet at the end of 2003.

In 2006, we plan to incur approximately $700 million of capital expenditures (excluding capital leases). We plan to finance capital expenditures during 2006 through funds generated from operations and existing bank facilities.

(Dollars in millions)	2005	2004	2003
Cash flows used in financing activities	$199.7	$127.7	$150.7

Cash used in financing activities increased from 2004 to 2005 primarily due to dividend payments of $125.3 million in 2005, offset by a decrease of $57.5 million in principal payments on long-term debt in 2005. Cash used in financing activities decreased from 2003 to 2004 primarily due to an increase in escrow funds of $86.6 million for the senior notes at Hannaford during 2003, offset by an increase of $40.4 million in principal payments on long-term debt in 2004 and an increase of $32.3 million in purchases of Delhaize Group common stock.

Lease Accounting Adjustments

In early 2005, we conducted a review of our historical lease accounting, including a review of a letter from the Chief Accountant of the Securities and Exchange Commission (“SEC”) to the American Institute of Certified Public Accountants, dated February 7, 2005, which provided clarification of the SEC staff’s interpretation on certain lease accounting issues.

As a result of this review, we recorded an adjustment in the fourth quarter of 2004 representing a non-cash charge to earnings of $8.5 million after taxes, and an increase in assets and liabilities of $34.7 million and $43.2 million, respectively, at January 1, 2005. The adjustment reflects a change in the depreciable lives for buildings to conform to the associated ground lease term, the recognition of straight-line rent expense over the ground lease term, and the recording of certain lease assets and obligations where lessee involvement during asset construction and where sale-leaseback transactions with renewal options precluded operating lease accounting. We believe that the impact of the adjustment is immaterial to any individual prior year. The adjustment does not affect sales, historical or future cash flows, or the timing or amounts of lease payments and has no impact on our compliance with our debt covenants. Furthermore, the impact of the adjustment is not expected to have a material impact on our future earnings.

Debt

On April 22, 2005, we entered into a $500 million five-year unsecured revolving credit agreement with a syndicate of commercial banks (the “New Credit Agreement”), which replaced our then existing secured $350 million, five-year revolving amended and restated credit agreement (the “Prior Credit Agreement”). Our company and the other parties terminated the Prior Credit Agreement (except those provisions that survive termination by their terms) in connection with, and as a condition to, entering into the New Credit Agreement. The Prior Credit Agreement was scheduled to expire on July 31, 2005. We incurred no early termination penalties in connection with the termination.

The New Credit Agreement provides for a $500 million five-year unsecured revolving credit facility, with a $100 million sublimit for the issuance of letters of credit, and a $35 million sublimit for swingline loans. Upon the Company’s election, the aggregate maximum principal amount available under the New Credit Agreement may be increased to an aggregate amount not exceeding $650 million. The New Credit Agreement will mature on April 22, 2010, unless we exercise our option to extend it for up to two additional years.

The New Credit Agreement contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio and a dividend restriction test. We must be in compliance with all covenants in order to have access to funds under the New Credit Agreement. As of December 31, 2005, we were in compliance with all covenants contained in the New Credit Agreement. A deteriorating economic or operating environment may subject us to a risk of non-compliance with the covenants.

We had no outstanding borrowings under the New Credit Agreement as of December 31, 2005, and had no borrowings during 2005 under this facility. However, approximately $57 million of the new credit agreement was used to fund letters of credit during 2005. Funds are available under the New Credit Agreement for general corporate purposes.

At December 31, 2005, we had long-term debt as follows:

(Dollars in millions)
Notes, 7.375%, due 2006	$563.6	(a) (b)
Notes, 7.55%, due 2007	144.9	(a)
Notes, 8.125%, due 2011	1,096.1	(a)
Notes, 8.05%, due 2027	121.8	(a)
Debentures, 9.00%, due 2031	855.0
Medium-term notes, 8.67% to 8.73%, due 2006	5.0	(a)
Other notes, 6.31% to 8.54%, due 2006 to 2016	50.7	(a)
Mortgage payables, 7.55% to 8.65%, due 2006 to 2016	8.4	(a)
Other debt, 7.25% to 14.15%, due 2006 to 2018	15.7

Total long-term debt	2,861.2

Less current portion	581.3

Long-term debt, net of current portion	$2,279.9

(a)	Net of associated discount and premium
(b)	These notes are due April 15, 2006 and were classified as current during the second quarter of 2005. We believe that our current cash balances, along with cash flows from operations and available credit lines will be sufficient to cover the maturities in 2006.

During the fourth quarter of 2004, we repurchased $36.5 million of our $600 million 7.375% notes, $5.0 million of our $150 million 7.55% notes, $7.9 million of other notes and $3.0 million of our mortgage payables. These repurchases resulted in a $4.7 million loss from the early extinguishment of debt, a $0.2 million loss for the related hedge write-off, offset by a gain of $0.4 million from the interest rate swap, net premium write-off and related unamortized debt issuance costs. These costs are classified in our Consolidated Statement of Income for 2004 as “Net loss from extinguishment of debt.”

In October 2003, the Hannaford banner invoked the defeasance provisions of its outstanding, 8.54% Senior Notes due November 15, 2004, 6.50% Senior Notes due May 15, 2008, 6.31% Senior Notes due May 15, 2008, 7.41% Senior Notes due February 15, 2009, 6.58% Senior Notes due February 15, 2011, and 7.06% Senior Notes due May 15, 2016 (collectively, the “Notes”) and placed sufficient funds in an escrow account to satisfy the remaining principal and interest payments due on the Notes. As a result of this defeasance, Hannaford is no longer subject to the negative covenants contained in the agreements governing these Notes. As of December 31, 2005 and January 1, 2005, $53.4 million and $65.2 million in the aggregate principal amount of these Notes was outstanding. Cash committed to fund the escrow and not available for general corporate purposes, is considered restricted. As of December 31, 2005 restricted funds of $12.9 million and $45.9 million are recorded in Current Other Assets and Non-current Other Assets, respectively. As of January 1, 2005 restricted funds of $13.1 million and $59.8 million are recorded in Current Other Assets and Non-current Other Assets, respectively.

We enter into significant leasing obligations related to our store properties. Capital lease obligations outstanding at the end of 2005 were $777.7 million compared with $762.7 million at the end of 2004. Lease agreements provide for initial terms of 20 and 25 years, with renewal options ranging from five to 20 years. We also had significant operating lease commitments at the end of 2005. Total annual minimum operating lease commitments are approximately $251.9 million in 2006, including approximately $214.5 million related to open store properties and $37.4 million related to closed store properties. These annual minimum operating lease commitments decrease gradually to approximately $188.3 million in 2010, including approximately $163.7 million related to open store properties and $24.6 million related to closed store properties.

We also have periodic short-term borrowings under other arrangements that are available to us at the lenders’ discretion. We had no borrowings outstanding under these arrangements at the end of 2005 and 2004.

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

We maintain interest rate swaps against certain debt obligations, effectively converting a portion of the debt from fixed to variable rates. The notional principal amounts of interest rate swap arrangements as of December 31, 2005 were $300 million maturing in 2006 and $100 million maturing in 2011. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The $100 million notional swaps maturing in 2011 meet the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133, “Derivative Instruments and Hedging Activities.” During the fourth quarter of 2004, in association with the retirement of $36.5 million of our $600 million 7.375% notes, we de-designated the $300 million notional interest rate swaps as a fair value hedge of 50% of the $600 million 2006 notes, and re-designated them as a fair value hedge of approximately 53% of the remaining $563.5 million 2006 notes. These swaps meet the criteria of being highly effective swaps, as prescribed by SFAS No. 133, with no current significant ineffectiveness. We have recorded a derivative in connection with these agreements in our Consolidated Balance Sheets in the amount of $1.7 million (derivative liability) at December 31, 2005 in Non-current Other Liabilities and $8.3 million (derivative asset) at January 1, 2005 in Non-current Other Assets.

In 2001, we settled certain interest rate hedge agreements in connection with the completion of an offering of notes, resulting in an unrealized loss of approximately $214 million. As a result of the adoption of Statement of Accounting Standards No. 133 at the beginning of 2001, the unrealized loss was recorded in “Accumulated other comprehensive income, net of tax,” and is being amortized to “Interest expense” over the term of the associated notes. The unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss net of taxes at December 31, 2005 and January 1, 2005 was $33.7 million and $38.9 million, respectively.

The table set forth below provides the expected principal payments and related interest rates of our long-term debt by year of maturity as of December 31, 2005.

(Dollars in millions)	2006	2007	2008	2009	2010	Thereafter	Fair Value
Notes, due 2006	$563.5 (a)						$566.5
Average interest rate	7.38%

Notes, due 2007		$145.0					$147.9
Average interest rate		7.55%

Notes, due 2011						$1,100.0 (b)	$1,199.3
Average interest rate						8.13%

Notes, due 2027						$126.0	$138.7
Average interest rate						8.05%

Debentures, due 2031						$855.0	$1,005.2
Average interest rate						9.00%

Medium- term notes, due 2006	$5.0						$5.1
Average interest rate	8.71%

Other notes	$11.8	$11.8	$11.8	$5.6	$1.7	$10.7 (c)	$53.8
Average interest rate	6.77%	6.77%	6.77%	7.17%	6.58%	6.99%

Mortgage payables	$1.4	$1.6	$1.0	$1.1	$1.2	$2.4	$9.1
Average interest rate	8.10%	8.10%	7.76%	7.75%	7.75%	8.25%

Other debt	$0.8	$1.0	$1.0	$0.9	$1.0	$10.8	$15.9
Average interest rate	9.72%	9.60%	9.53%	8.34%	8.33%	7.58%

Total							$3,141.5

(a)	$300.0 million notional amount was swapped for a variable interest rate based on a six-month or three-month U.S. dollar LIBOR reset on a semiannual or a quarterly basis. The carrying value of these notes was increased by $0.1 million at December 31, 2005, to reflect the fair value of the interest rate swap.

(b)	$100.0 million notional amount was swapped for a variable interest rate based on a six-month or three-month U.S. dollar LIBOR reset on a semiannual or a quarterly basis. The carrying value of these notes was decreased by $1.7 million at December 31, 2005, to reflect the fair value of the interest rate swap.
(c)	See Note 7 of our Consolidated Financial Statements for Hannaford defeasance discussion.

We do not trade in foreign markets or in commodities, nor do we have significant concentrations of credit risk. Accordingly, we do not believe that foreign exchange risk, commodity risk or credit risk pose a significant threat to our company.

Contractual Obligations and Commitments

We assume various financial obligations and commitments in the normal course of our operating and financing activities. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. The table below represents the scheduled maturities of our contractual obligations as of December 31, 2005.

(Dollars in millions)	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$2,861.2	$581.3	$158.3	$13.0	$6.8	$3.0	$2,098.8
Interest on fixed rate debt	2,734.1	213.7	186.1	180.0	178.8	178.4	1,797.1
Capital lease obligations	1,605.0	139.0	137.9	136.8	133.9	126.0	931.4
Self insurance liabilities	156.5	54.5	31.2	21.3	14.3	9.5	25.7
Operating leases (open and closed stores)	2,358.6	251.9	240.0	224.6	205.3	188.3	1,248.5
Purchase obligations (1)	172.4	81.5	49.6	21.2	12.5	7.4	0.2
Pension benefits	104.4	8.2	8.6	9.6	10.4	10.2	57.4
Post retirement benefits	2.8	0.2	0.2	0.2	0.3	0.3	1.6

Total	$9,995.0	$1,330.3	$811.9	$606.7	$562.3	$523.1	$6,160.7

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on our company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable within 30 days without penalty and/or contain contingent payment obligations.

Self-Insurance

We are self-insured for workers’ compensation, general liability, vehicle accident and druggist claims. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum retention, including defense costs per occurrence, is (i) from $0.5 million to $1.0 million per accident for workers’ compensation, (ii) $5.0 million per accident for automobile liability and (iii) $3.0 million per accident for general liability, with additional $2.0 million retention in excess of the primary $3.0 million general liability retention for druggist liability. We are insured for costs related to covered claims, including defense costs, in excess of these retentions. It is possible that the final resolution of some of these claims may require us to make significant expenditures in excess of our existing reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated.

We implemented a captive insurance program in 2001 pursuant to which the self-insured reserves related to workers’ compensation, general liability and automobile coverage were reinsured by Pride, an Irish reinsurance captive owned by an affiliated company of Delhaize Group. The purpose for implementing the captive insurance program is to provide Delhaize Group continuing flexibility in its risk management program while providing certain excess loss protection through anticipated reinsurance contracts with Pride. Premiums are transferred annually to Pride through Delhaize Insurance Co., a subsidiary of Delhaize America.

Our property insurance includes self-insured retentions per occurrence of (i) $5.0 million for named storms, (ii) $5.0 million for Zone A flood losses, (iii) $5.0 million for earthquakes and (iv) $2.5 million for all other losses.

We also are self-insured for health care which includes medical, pharmacy, dental and short-term disability. Our self-insurance liability for claims incurred but not yet reported (“IBNR”) is estimated quarterly by management based on available information and takes into consideration actuarial evaluations determined annually based on historical claims experience, claims processing procedures and medical cost trends.

Impact of Inflation

During 2005, the supermarket industry and all four of our operating companies experienced several product cost increases as a result of Hurricane Katrina. For example, there were significant cost increases in the commodities of sugar, coffee and bananas. Additionally, because of fuel price increases, the industry as well as our four operating companies experienced increased costs in components to our business, including resins, diesel fuel, and plastic. The Company’s reaction to this cost inflation varied across geographical operating territories based on unique competitive environments and specific market conditions.

During 2004, the supermarket industry and all four of our operating companies experienced product cost increases after several years of flat to minimal inflation, and even deflation in some categories. Although significant cost increases experienced earlier in the year (dairy and meat categories) subsided, we experienced some offsetting cost increases in other categories. As a result, while we did experience declining cost inflation throughout the year, the impact of cost inflation for the full year was more significant than in previous years. Our reaction to cost inflation varied across geographical operating territories, based on unique competitive environments and specific market conditions.

During 2003, some inflation was noted at all of our operating companies. This was composed most significantly of meat inflation, as beef costs continue to rise in the United States. Through 2003, our reaction to the increase in beef costs varied across geographical operating territories, based on unique competitive environments. In the Northeast, Hannaford offset the increase in beef costs through retail price increases consistently throughout the year. In the Southeast, Food Lion avoided significant retail price increases until late in September, absorbing the increased beef costs in lower meat gross margin. Since September, Food Lion modified its retail price but still did not reflect full cost increases in order to retain low price leadership. Also, during 2003, we experienced slight inflation primarily due to our pharmacy operations.

Recently Issued Accounting Standards

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) on Financial Accounting Standards (“FAS”) No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” which requires the lessee to allocate rental costs over the period beginning on the date the lessee is given control of the asset and precludes capitalization of the associated rental costs incurred during a construction period. FSP FAS No. 13-1 is effective for the first reporting period after December 15, 2005, with early adoption permitted for financial statements or interim financial statements that have not yet been issued. The adoption of this FASB is not expected to have a significant impact to our financial statements.

In June 2005, FASB issued Emerging Issues Task Force (“EITF”) Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” EITF Issue No. 05-06 indicates that for operating leases, leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF Issue No. 05-06 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 28, 2005. The adoption of this Issue did not have a material impact on our financial statements.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, ‘Accounting Changes’ and FASB Statement No. 3, ‘Reporting Accounting Changes in Interim Financial Statements.’” SFAS No. 154 is a result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (“IASB”) toward development of a single set of high-quality accounting standards. As part of that effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. Reporting of accounting changes was identified as an area in which financial reporting in the United States could be improved by eliminating differences between Opinion 20 and International Accounting Standard 8 (“IAS 8”),”Accounting Policies, Changes in Accounting Estimates and Errors.” SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.

In March 2005, FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, An Interpretation of Financial Accounting Standard (SFAS) No. 143, ‘Accounting for Asset Retirement Obligations.’” FIN No. 47 clarifies the requirements to record liabilities stemming from a legal obligation to clean up and retire fixed assets, when retirement depends on a future event. FASB believes this interpretation will result in more consistent recognition of liabilities relating to asset retirement obligations, more information about expected future cash outflows associated with the obligations and investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN No. 47 will be effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but not required. The adoption of this Issue did not have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information set forth beneath the heading “Market Risk” under Item 7 above is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

Delhaize America, Inc.

Consolidated Statements of Income

(Dollars in millions)	Year Ended December 31, 2005	Year Ended January 1, 2005	Year Ended January 3, 2004
Net sales and other revenues	$16,564.9	$15,848.6	$15,339.2
Cost of goods sold	12,080.6	11,653.0	11,444.8
Selling and administrative expenses	3,586.9	3,343.3	3,174.0

Operating income	897.4	852.3	720.4
Interest expense, net	322.9	325.4	321.7
Net loss from extinguishment of debt	—	4.5	—

Income from continuing operations before income taxes	574.5	522.4	398.7
Provision for income taxes	232.9	212.4	166.3

Income before loss from discontinued operations	341.6	310.0	232.4
Loss from discontinued operations, net of tax	9.3	55.9	38.7

Income before cumulative effect of change in accounting principle	332.3	254.1	193.7
Cumulative effect of change in accounting principle, net of tax	—	—	10.9

Net income	$332.3	$254.1	$182.8

See notes to the consolidated financial statements.

Delhaize America, Inc.

Consolidated Balance Sheets

(Dollars in millions)	December 31, 2005	January 1, 2005
Assets
Current assets:
Cash and cash equivalents	$668.3	$500.0
Receivables, net	116.9	120.6
Receivable from affiliate	20.3	17.4
Inventories	1,198.3	1,147.9
Prepaid expenses	32.0	36.6
Other current assets	26.7	26.3

Total current assets	2,062.5	1,848.8

Property and equipment, net	3,069.4	2,917.3
Goodwill	3,074.0	3,049.6
Intangibles, net	771.4	802.7
Reinsurance recoverable from affiliate (Note 1)	147.2	136.8
Other assets	97.6	173.3

Total assets	$9,222.1	$8,928.5

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$756.7	$665.1
Dividend payable	—	25.0
Payable to affiliate	4.5	0.9
Accrued expenses	271.1	256.0
Current portion of capital lease obligations	44.0	40.6
Current portion of long-term debt	581.3	12.3
Other current liabilities	127.5	151.2
Deferred income taxes, net	8.7	3.4
Income taxes payable	72.5	51.5

Total current liabilities	1,866.3	1,206.0

Long-term debt, net of current portion	2,279.9	2,866.2
Capital lease obligations, net of current portion	733.7	722.1
Deferred income taxes, net	215.2	250.3
Other liabilities, net	325.6	314.9

Total liabilities	5,420.7	5,359.5

Commitments and contingencies (Note 18)

Shareholders’ equity:
Class A non-voting common stock, authorized 1,280,160,900,000 shares; 91,270,348,000 shares issued and outstanding at December 31, 2005 and at January 1, 2005	163.1	163.1
Class B voting common stock, authorized 1,500,000,000 shares; 75,469,000 shares issued and outstanding at December 31, 2005 and at January 1, 2005	37.7	37.7
Accumulated other comprehensive loss, net of tax	(49.0)	(55.2)
Additional paid-in capital	2,516.5	2,491.5
Retained earnings	1,133.1	931.9

Total shareholders’ equity	3,801.4	3,569.0

Total liabilities and shareholders’ equity	$9,222.1	$8,928.5

See notes to the consolidated financial statements.

Delhaize America, Inc.

Consolidated Statements of Cash Flows

(Dollars in millions)	Year Ended December 31, 2005	Year Ended January 1, 2005	Year Ended January 3, 2004
Cash flows from operating activities
Net income	$332.3	$254.1	$182.8
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	—	10.9
Change in accounting method (Note 20)	—	—	87.3
Provision for loss on disposal of discontinued operations	—	72.8	27.8
Depreciation and amortization	473.8	468.6	453.1
Depreciation and amortization – discontinued operations	—	1.0	6.7
Amortization of debt costs/premium	3.6	3.5	3.1
Amortization of deferred loss on derivative	8.4	8.4	8.4
Transfer from escrow to fund interest, net of accretion	2.3	2.9	—
Accrued interest on interest rate swap	2.1	1.2	0.6
Loss on disposals of property and equipment and capital lease terminations	13.7	11.0	0.2
Net loss from extinguishment of debt	—	4.5	—
Asset impairment provisions	9.4	10.3	7.9
Provision for losses on uncollectible receivables and write-off of receivables	12.9	16.8	18.4
Stock compensation expense	28.2	6.4	5.0
Deferred income tax (benefit) provision	(23.6)	60.6	(70.0)
Deferred income tax benefit-discontinued operations	(5.7)	(30.5)	(24.8)
Other	1.4	0.3	3.0
Changes in operating assets and liabilities which provided (used) cash (net of effect of acquisitions in 2004 and 2003):
Receivables	(9.5)	(24.4)	12.7
Net receivable from affiliate	0.7	(3.9)	(7.0)
Income tax receivable	—	—	6.0
Inventories	(49.7)	72.2	50.4
Prepaid expenses	4.7	(4.6)	(7.8)
Other assets	(2.8)	3.6	14.3
Accounts payable	52.3	(20.1)	(28.9)
Accrued expenses	12.2	0.8	(29.3)
Income taxes payable	32.2	41.7	20.0
Excess tax benefits related to stock options	(10.3)	—	—
Other liabilities	(28.0)	(49.2)	(11.5)

Total adjustments	528.3	653.9	556.5

Net cash provided by operating activities	860.6	908.0	739.3

Cash flows from investing activities
Capital expenditures	(569.7)	(413.7)	(379.5)
Investment in Victory/Harveys, net of cash acquired	—	(178.8)	(31.7)
Proceeds from sale of property and equipment	22.3	32.5	34.4
Other investment activity	54.8	(33.9)	(29.6)

Net cash used in investing activities	(492.6)	(593.9)	(406.4)

Cash flows from financing activities
Proceeds from long-term debt	3.1	1.3	10.4
Principal payments on long-term debt	(14.0)	(71.5)	(31.1)
Principal payments under capital lease obligations	(40.9)	(35.7)	(32.5)
Dividends paid	(125.3)	—	—
Escrow funding for Senior Notes	—	—	(86.6)
Transfer from escrow to fund long-term debt	11.8	8.6	2.3
Taxes paid on capital contribution	—	—	(4.7)
Termination of interest rate swap	—	—	(2.7)
Parent common stock (ADSs) purchased	(49.0)	(40.1)	(7.8)
Proceeds from stock options exercised	4.3	9.7	2.0
Excess tax benefits related to stock options	10.3	—	—

Net cash used in financing activities	(199.7)	(127.7)	(150.7)

Net increase in cash and cash equivalents	168.3	186.4	182.2
Cash and cash equivalents at beginning of year	500.0	313.6	131.4

Cash and cash equivalents at end of year	$668.3	$500.0	$313.6

See notes to the consolidated financial statements.

Delhaize America, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Dollars and shares in millions except per share amounts)	Class A Common Stock Shares	Amount	Class B Common Stock Shares	Amount
Balances December 28, 2002	91,050.6	$53.2	75.3	$37.6

Stock Dividend:
Class A - $.001258 per share	219.7	109.9
Class B - $.001258 per share			0.2	0.1
Sale of parent company ADSs
Tax benefit of non-qualified ADSs options exercised
Amortization and acceleration of restricted ADSs
Parent common stock (ADSs) purchased
Parent common stock (ADSs) issued
Comprehensive income:
Net income
Additional minimum pension liability, net of tax
Unrealized gain on available-for-sale securities, net of tax
Amortization of deferred loss on hedge into interest expense
Total comprehensive income

Balances January 3, 2004	91,270.3	163.1	75.5	37.7

Cash dividends declared:
Class A - $.000274 per share
Class B - $.000274 per share
Sale of parent company ADSs
Tax benefit of non-qualified ADSs options exercised
Amortization and acceleration of restricted ADSs
Parent common stock (ADSs) purchased
Parent common stock (ADSs) issued
Comprehensive income:
Net income
Additional minimum pension liability, net of tax
Unrealized gain on available-for-sale securities, net of tax
Extinguishment of debt – derivative
Amortization of deferred loss on hedge into interest expense
Total comprehensive income

Balances January 1, 2005	91,270.3	163.1	75.5	37.7

Cash dividends declared:
Class A - $.001098 per share
Class B - $.001098 per share
Sale of parent company ADSs
Tax benefit of non-qualified ADSs options exercised
Stock option expense
Amortization and acceleration of restricted ADSs
Restricted (ADSs) adjustment
Parent common stock (ADSs) purchased
Parent common stock (ADSs)/ restricted stock issued
Comprehensive income:
Net income
Additional minimum pension liability, net of tax
Unrealized loss on available-for-sale securities, net of tax
Amortization of deferred loss on hedge into interest expense
Total comprehensive income

Balances December 31, 2005	91,270.3	$163.1	75.5	$37.7

See notes to the consolidated financial statements.

	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Total
Balances December 28, 2002	$2,467.4	$(71.1)	$556.6	$3,043.7

Stock Dividend:
Class A - $.001258 per share				109.9
Class B - $.001258 per share				0.1
Sale of parent company ADSs	2.0			2.0
Tax benefit of non-qualified ADSs options exercised	1.8			1.8
Amortization and acceleration of restricted ADSs	5.0			5.0
Parent common stock (ADSs) purchased	(2.8)		(5.0)	(7.8)
Parent common stock (ADSs) issued	1.0		(1.0)	—
Comprehensive income:
Net income			182.8	182.8
Additional minimum pension liability, net of tax		2.2		2.2
Unrealized gain on available-for - sale securities, net of tax		0.8		0.8
Amortization of deferred loss on hedge into interest expense		5.2		5.2

Total comprehensive income				191.0

Balances January 3, 2004	2,474.4	(62.9)	733.4	3,345.7

Cash dividends declared:
Class A - $.000274 per share			(25.0)	(25.0)
Class B - $.000274 per share			—	—
Sale of parent company ADSs	9.7			9.7
Tax benefit of non-qualified ADSs options exercised	10.5			10.5
Amortization and acceleration of restricted ADSs	6.4			6.4
Parent common stock (ADSs) purchased	(12.8)		(27.3)	(40.1)
Parent common stock (ADSs) issued	3.3		(3.3)	—
Comprehensive income:
Net income			254.1	254.1
Additional minimum pension liability, net of tax		2.2		2.2
Unrealized gain on available-for -sale securities, net of tax		0.1		0.1
Extinguishment of debt – derivative		0.2		0.2
Amortization of deferred loss on hedge into interest expense		5.2		5.2

Total comprehensive income				261.8

Balances January 1, 2005	2,491.5	(55.2)	931.9	3,569.0

Cash dividends declared:
Class A - $.001098 per share			(100.2)	(100.2)
Class B - $.001098 per share			(0.1)	(0.1)
Sale of parent company ADSs	4.3			4.3
Tax benefit of non-qualified ADSs options exercised	10.3			10.3
Stock option expense	20.9			20.9
Amortization and acceleration of restricted ADSs	7.3			7.3
Restricted (ADSs) adjustment	0.4			0.4
Parent common stock (ADSs) purchased	(21.5)		(27.5)	(49.0)
Parent common stock(ADSs) /restricted stock issued	3.3		(3.3)	—
Comprehensive income:
Net income			332.3	332.3
Additional minimum pension liability, net of tax		1.1		1.1
Unrealized loss on available-for -sale securities, net of tax		(0.1)		(0.1)
Amortization of deferred loss on hedge into interest expense		5.2		5.2

Total comprehensive income				338.5

Balances December 31, 2005	$2,516.5	$(49.0)	$1,133.1	$3,801.4

See notes to the consolidated financial statements

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Operations

As of December 31, 2005, the Company operated 1,537 retail food supermarkets and 13 distribution centers in 16 states in the eastern United States. The Company’s stores, which are operated primarily under the banners of Food Lion, Hannaford, Kash n’ Karry, Sweetbay and Harveys, sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen foods and deli-bakery products, as well as non-food items, such as health and beauty care products, prescription medicines, and other household and personal products.

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

Basis of Presentation

Effective January 2, 2005, the Company’s parent company, Delhaize Group, began reporting its financial results under International Financial Reporting Standards (“IFRS”) as endorsed by the European Union. This replaced Delhaize Group’s previous reporting under Belgian GAAP. During the second quarter of 2005, the Company made reclassifications between certain financial statement line items previously reported in order to minimize differences between US GAAP and IFRS reporting formats. The Company believes these reclassifications create comparability, consistency and efficiency in the Company’s internal and external reporting and analysis and do not represent departures from accounting principles generally accepted in the United States of America that are material either quantitatively or qualitatively. Major financial statement line items that were reclassified include:

Consolidated Statements of Income

(Dollars in millions)	From	To	2004	2003
Advertising expenses	Cost of goods sold	Selling and administrative expenses	$101.1	$95.3

Consolidated Balance Sheet

(Dollars in millions)	From	To	2004
Software and other intangibles	Property and equipment, net	Intangibles, net	$69.5
Sales taxes payable	Accounts payable	Other current liabilities	$39.5
Deferred income	Accrued expenses	Other current liabilities	$41.7

Reclassifications for discontinued operations have also been made for all current and historical information presented herein from that contained in the Company’s prior SEC filings on Forms 10-Q and 10-K.

Operating Segment

The Company engages in one line of business, the operation of general food supermarkets located in the eastern United States. Each of its operating companies represents a separate operating segment as defined by SFAS No. 131, “Disclosures about Segments of Enterprise and Related Information,” however; the Company has met the aggregation requirements of SFAS No. 131.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to December 31. Fiscal years 2005, 2004 and 2003 ended on December 31, 2005, January 1, 2005 and January 3, 2004, respectively. Fiscal year 2003 included 53 weeks and fiscal years 2005 and 2004 each included 52 weeks. Reference to 2005, 2004 and 2003 represent the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas of significant estimates include self-insurance reserves, inventory valuation, store closing reserves, liabilities for tax uncertainties and impairment of long-lived assets and goodwill.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Negative cash balances resulting from outstanding checks of $7.7 million and $14.2 million at December 31, 2005 and January 1, 2005, respectively, have been reclassified to Accounts Payable on the Company’s Consolidated Balance Sheets.

Receivables, net

Receivables, net of uncollectible reserves, principally include amounts due from suppliers, coupon-handling fees, returned customer checks, pharmacy insurance programs and sublease tenants. Uncollectible receivables are written off when identified.

The Company provides allowances for doubtful accounts equal to the estimated collection loss that may be incurred in the collection of all receivables. The estimated losses are based on collection experience. Allowance for doubtful accounts at December 31, 2005 and January 1, 2005, were $6.1 million and $6.5 million, respectively.

Inventories

Inventories are stated at the lower of cost (Last-in, First-out (“LIFO”), First-in, First-out (“FIFO”) and Average Cost) or market. Inventories valued using the LIFO method comprised approximately 74% and 76% of inventories in 2005 and 2004, respectively. If the Company did not report under the LIFO method, inventories would have been $52.8 million and $40.2 million greater in 2005 and 2004, respectively. Application of the LIFO method resulted in an increase in cost of goods sold of $12.4 million, $6.6 million and $1.8 million for 2005, 2004 and 2003, respectively. As stated in Note 20, the Company changed its application of the LIFO method of accounting for store inventories from the retail method to the average item cost method effective December 29, 2002.

The Company evaluates inventory shrinkage throughout the year based on actual physical counts in its stores and distribution centers and records adjustments on total inventory based on the results of these counts applied to the total inventory to provide for the estimated shrinkage as of the balance sheet date. Shrinkage refers to the difference in the amount of inventory the Company initially records and the actual inventory on hand. Shrinkage primarily occurs in its perishable items, due to spoilage, breakage and other inventory losses.

In 2003, upon the adoption of Emerging Issues Task Force (“EITF”) No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” certain vendor allowances are recorded as a reduction of inventory. Previously, vendor allowances were recorded as a reduction of cost of sales when earned. This change had a timing impact on certain vendor allowances that will now be an adjustment to inventory cost and recognized in cost of sales when the product is sold.

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

Total supplier allowances recognized in cost of sales for 2005, 2004 and 2003 are shown below:

(Dollars in millions)	2005	2004	2003(a)
Allowances credited to cost of inventory	$108.5	$108.3	$122.9
Other allowances	130.1	126.6	115.1

Total supplier allowances recognized in cost of sales	$238.6	$234.9	$238.0

(a)	Excludes the cumulative effect of adopting EITF Issue No. 02-16 of $10.9 million, net of tax, during the first quarter of 2003.

Total supplier allowances that represented a reimbursement of advertising costs incurred by the Company were recognized as a reduction of advertising costs in selling and administrative expenses of $5.4 million, $6.0 million and $6.6 million in 2005, 2004 and 2003, respectively.

Property and Equipment

Property and equipment is stated at historical cost and depreciated and amortized on a straight-line basis over the estimated service lives of assets, generally as follows:

Buildings and building equipment	10 - 40 years
Furniture, fixtures and equipment	3 - 14 years
Vehicles	3 - 12 years
Leasehold improvements	10 - 20 years or remaining lease term whichever is shorter
Property under capital leases	Lease term

Property under capital leases and leasehold improvements are amortized in accordance with the Company’s normal depreciation policy for owned assets or, if shorter, over the non-cancelable lease term and option renewal periods where failure to exercise such option would result in an economic penalty such that renewal appears to be reasonably assured.

Goodwill and Intangible Assets

Intangible assets primarily include goodwill, trademarks and favorable lease rights, all of which arose in conjunction with acquisitions accounted for under the purchase method. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The Company has determined that its trademarks have an indefinite useful life and are therefore not amortized but are tested annually for potential impairment. The Company believes that the trademarks have indefinite useful lives because they contribute directly to each operating banner cash flows as a result of recognition by the customers of each banner’s unique characteristics in the marketplace. There are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of the trademarks (See Note 4 of the Company’s Consolidated Financial Statements).

The Company’s policy requires that an annual impairment assessment for goodwill and other indefinite lived intangible assets be conducted in the fourth quarter of each year or when events or circumstances indicate that impairment may have occurred in accordance with SFAS No. 142. Goodwill is tested for impairment at the operating banner level since each banner represents a separate operating segment as defined by SFAS No. 131 and a separate reporting unit as defined by SFAS No. 142. The fair value of each reporting unit is compared with its carrying value, including goodwill. The Company estimated fair value based on projected discounted cash flows provided by management of each reporting unit. Trademarks for each individual operating banner were also tested for impairment by comparing its fair value with its carrying value. The fair value of trademarks was estimated by discounting cash flows from using revenue projections of each reporting unit and applying an estimated royalty rate developed by a third party valuation expert. The Company had no impairment loss on goodwill and other indefinite lived intangible assets for 2005, 2004 and 2003. Changes in events or circumstances in the future could result in additional impairment charges.

Internal-use software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project. Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred.

The useful lives of intangible assets with finite lives are as follows:

Software	3-5 years
Prescription files	15 years
Favorable lease rights	Lease term

Asset Impairment

The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in reviewing long-lived assets for impairment.

During 2005, 2004 and 2003, the total pre-tax asset impairment charges of $9.4 million, $10.3 million and $7.9 million included in the Company’s selling and administrative expenses were attributable to certain underperforming store assets that exceeded their estimated fair values.

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

With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on previous experience in disposing of similar assets and current economic conditions. The carrying value of assets to be disposed amounted to approximately $8.9 million and $18.6 million at December 31, 2005 and January 1, 2005, respectively. At December 31, 2005, in accordance with SFAS No. 144, these assets were not classified as held for sale because they did not meet the probability of sale within one year.

Income Taxes

Deferred tax liabilities or assets are established using statutory tax rates in effect at the balance sheet date for temporary differences between financial and tax reporting bases. Deferred tax assets and liabilities are subsequently adjusted to reflect changes in tax laws or rates in the period that includes the enactment date. Significant accounting judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, the Company is subject to periodic audits and examinations by tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.

Revenue Recognition

Revenues from the sale of products to the Company’s customers are recognized at the point of sale. Several of the Company’s banners offer loyalty cards to their customers. The discounts and incentives offered through these cards include price discounts from regular retail for specific items and “buy one, get one free” incentives. Sales are recorded at the net amount received from customers. Funding from suppliers for these discounts, if available, is recognized at the time the related products are sold and is recorded as a reduction of cost of sales.

Cost of Goods Sold

Purchases are recorded net of cash discounts, other supplier discounts and allowances. Cost of goods sold includes warehousing and distribution costs.

Advertising Costs

Advertising costs are expensed as incurred and included in selling and administrative expenses.

The Company recorded advertising expense of $116.6 million, $101.1 million, and $95.3 million in 2005, 2004 and 2003, respectively.

Capitalized Interest

The Company capitalizes interest costs incurred during the time period required to prepare certain assets for their intended use. Capitalized interest was $2.4 million, $2.0 million and $3.3 million for 2005, 2004 and 2003, respectively.

Leases

The Company’s stores operate principally in leased premises. The Company accounts for leases under the provisions of SFAS No. 13, “Accounting for Leases,” and related accounting guidance. For lease agreements that provide for escalating rent payments, the Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and option renewal periods where failure to exercise such options would result in an economic penalty such that renewal appears, at the inception of the lease, to be reasonably assured. Rent incurred during the construction and development of a store is capitalized as a component of property and equipment (see “Recently Issued and Adopted Accounting Standards.”) The lease term commences when the Company becomes obligated under the terms of the lease agreement.

Store Opening Costs

Costs associated with the opening of new stores are expensed as incurred.

Store Closing Costs

With the adoption of SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company records the costs associated with an exit or disposal activity at fair value when the liability is incurred. SFAS No. 146 stipulates that these costs may not be recorded until the store is actually closed. Prior to the adoption in 2003 of SFAS No. 146, the Company, under the guidance of EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” recorded an estimated store closing liability at the time the decision was made to close the store.

As most of the Company’s stores are located in leased facilities, a lease liability (recorded in Other Liabilities on the Consolidated Balance Sheet) is recorded for the fair value of the contractual lease obligation, generally determined as the present value of the estimated remaining non-cancelable lease payments after the closing date, net of estimated subtenant income. In addition, the Company records a liability for expenditures to be incurred after the store closing which is required under leases or local ordinances for site preservation during the period before lease termination or the end of the lease term. These other exit costs include estimated utilities, real estate taxes, common area maintenance and insurance costs to be incurred after the store closes (all of which are contractually required payments under the lease agreements) over the remaining lease term. The value of owned property and equipment related to a closed store is reduced to reflect recoverable values based on the Company’s previous experience in disposing of similar assets and current economic conditions. Any reductions in the recorded value of owned property and equipment for closed stores are reflected as an asset impairment charge. Disposition efforts related to store leases and owned property begin immediately following the store closing.

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

Significant cash outflows associated with closed stores relate to ongoing lease payments. Because the liability associated with ongoing operating leases for closed stores is recorded at the present value of the estimated remaining non-cancelable lease payments, net of estimated subtenant income, the principal portion of lease payments reduces the lease liability, while the interest portion of lease payments is recorded as an accretion expense, which is included as part of selling and administrative expenses for stores accounted for under SFAS No. 146 since its adoption on December 29, 2002 and as interest expense for stores closed prior to December 28, 2002 which are accounted for under EITF Issue No. 94-3.

Self-insurance

The Company is self-insured for workers’ compensation, general liability, vehicle accident and druggist claims. Self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum retention, including defense costs per occurrence, is (i) from $0.5 million to $1.0 million per accident for workers’ compensation, (ii) $5.0 million per accident for automobile liability and (iii) $3.0 million per accident for general liability, with an additional $2.0 million retention in excess of the primary $3.0 million general liability retention for druggist liability. The Company is insured for costs related to covered claims, including defense costs, in excess of these retentions. It is possible that the final resolution of some of these claims may require the Company to make significant expenditures in excess of its existing reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated.

The Company implemented a captive insurance program in 2001 pursuant to which the self-insured reserves related to workers’ compensation, general liability and automobile coverage were reinsured by Pride, an Irish reinsurance captive owned by an affiliated company of Delhaize Group. Premiums are transferred annually to Pride through Delhaize Insurance Co., a subsidiary of Delhaize America. For 2005, 2004 and 2003, the Company paid an annual premium of approximately $55.8 million, $52.5 million and $58.9 million, respectively. The Delhaize Insurance Co. subsidiary had the following balances and is included in the Company’s Consolidated Balance Sheets:

(Dollars in millions)	2005	2004
Reinsurance recoverable	$147.2	$136.8
Receivable from affiliate	10.8	11.1
Other assets	0.8	0.8
Reserve for losses	(147.2)	(136.8)
Losses payable to insured	(10.8)	(11.1)
Other liabilities	(0.2)	(0.2)

Total net assets	$0.6	$0.6

The Company’s property insurance includes self-insured retentions per occurrence of (i) $5.0 million for named storms, (ii) $5.0 million for Zone A flood losses, (iii) $5.0 million for earthquakes and (iv) $2.5 million for all other losses. The Company incurred property losses of $1.8 million for hurricanes experienced during 2005, $11.4 million for hurricanes experienced during 2004 and $16.9 million for Hurricane Isabel in 2003. Also in 2004, the Company received insurance reimbursement of $4.0 million related to Hurricane Isabel.

Self-insurance expense related to the captive insurance program and other workers’ compensation costs totaled $64.0 million for 2005, $57.1 million for 2004, and $62.4 million for 2003. Total claim payments were $44.5 million, $46.8 million, and $48.3 million for 2005, 2004 and 2003, respectively.

The Company is also self-insured for health care which includes medical, pharmacy, dental and short-term disability. The self-insurance liability for claims incurred but not yet reported (“IBNR”) is estimated quarterly by management based on available information and takes into consideration actuarial evaluations determined annually based on historical claims experience, claims processing procedures and medical cost trends. Self-insurance expense related to health care claims totaled $101.7 million for 2005, $92.1 million for 2004 and $79.6 million for 2003. Total claim payments were $158.9 million, $146.4 million, and $131.0 million for 2005, 2004 and 2003, respectively.

Statements of Cash Flows

Selected cash payments and non-cash activities were as follows:

(Dollars in millions)	2005	2004	2003
Cash payments for income taxes, net of refunds	$224.4	$108.6	$213.0
Cash payments for interest, net of amounts capitalized	306.6	310.8	308.3
Non-cash investing and financing activities:
Capitalized lease obligations incurred for store properties and equipment	60.4	90.0	44.7
Capitalized lease obligations terminated for store properties and equipment	5.5	1.1	2.2
Construction in progress accruals	24.3	—	—
Stock dividend	—	—	110.0
Dividends declared but not paid	—	25.0	—
Change in reinsurance recoverable and other liabilities	10.4	7.0	10.0
Reduction of income taxes payable and goodwill for tax adjustments	3.3	8.8	15.8
Minimum pension liability adjustment	1.7	3.5	3.7

Fair Value of Financial Instruments

Accounting principles generally accepted in the United States require the disclosure of the fair value of certain financial instruments where estimates of fair value are practicable. Significant judgment is required to develop estimates of fair value. Estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Fair values stated are as of year-end and may differ significantly from future estimates.

Cash and cash equivalents and short-term borrowings: The carrying amount of these items approximate fair value.

Long-term debt: The Company estimated that the fair value of its long-term debt was approximately $3.1 billion and $3.4 billion for 2005 and 2004 compared with a carrying value of $2.9 billion for both 2005 and 2004. The fair value of the Company’s long-term debt is based on the current market quotes for its publicly traded debt and estimated rates for its non-public debt, reflecting current market rates offered to the Company for debt with similar maturities.

Financial instruments: The fair values of interest rate swap agreements (see Note 7 of the Company’s Consolidated Financial Statements) are estimated using the present value of the difference between the contracted rates and the applicable forward rates. At December 31, 2005 and January 1, 2005, the fair value of the interest rate swap agreements was $1.7 million (derivative liability) and $8.3 million (derivative asset), respectively.

Accounting for Stock Based Compensation

Prior to January 2, 2005, the Company accounted for the Delhaize Group 2002 Stock Incentive Plan, the 1996 Food Lion Plan, the 1988 and 1998 Hannaford Plans and the 2000 Delhaize America Plan under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB No. 25”). No compensation cost was recognized in the income statement for stock options prior to 2005, as all options granted had an exercise price equal to the market value of the underlying Delhaize Group ADSs on the date of grant. Historically, for purposes of the disclosures required by the original provisions of SFAS No. 123, the straight-line method was used to allocate the option valuation amounts evenly over their respective vesting schedules.

The Company elected to early adopt SFAS No. 123R in the first quarter of 2005 using the modified prospective method. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on the fair value of such awards using option pricing models such as the Black-Scholes-Merton option pricing model. The Company uses the Black-Scholes-Merton option pricing model to fair value its options. This model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate. The Company recognizes the cost of all share-based awards on a graded method over the vesting period of the awards prospectively beginning with 2005 stock compensation grants.

The Company’s income from continuing operation before income tax and net income for 2005 would have been increased by $20.9 million and $19.3 million, respectively, if it had continued to account for stock option under APB No. 25. Prior to the adoption of SFAS No. 123 R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Beginning on January 1, 2005 the Company changed its cash flow presentation in accordance with SFAS No. 123 R which requires the cash flows of the realized tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $10.3 million excess tax benefit classified as a financing cash inflow in 2005 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123 R.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for 2004 and 2003. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over a three-year vesting period and forfeitures are recognized as they occur:

(Dollars in millions)	2004	2003
Net earnings – as reported	$254.1	$182.8
Total stock-based employee compensation expense determined using fair value based method (net of tax)	(12.9)	(16.9)

Net earnings – pro forma	$241.2	$165.9

The fair value of stock options is determined using the Black-Scholes-Merton valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in disclosures required under SFAS No. 123. The weighted average fair value at date of grant for options granted under the Delhaize Group Plan during the years 2005, 2004, and 2003 was $18.28, $15.15, and $8.44, respectively. The fair value of options at date of grant was estimated using the Black-Scholes-Merton model based on the following assumptions:

	2005	2004	2003
Expected dividend yield (%)	2.3	2.6	3.6
Expected volatility (%)	39.7	41.0	41.3
Risk-free interest rate (%)	3.7	3.9	2.4
Expected term (years) from grant date	4.1	4.7	5.4

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

Recently Issued and Adopted Accounting Standards

In October 2005, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) on Financial Accounting Standards (“FAS”) No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” which requires the lessee to allocate rental costs over the period beginning on the date the lessee is given control of the asset and precludes capitalization of the associated rental costs incurred during a construction period. FSP FAS No. 13-1 is effective for the first reporting period after December 15, 2005, with early adoption permitted for financial statements or interim financial statements that have not yet been issued. The adoption of this FASB is not expected to have a significant impact to the Company’s financial statements.

In June 2005, FASB issued Emerging Issues Task Force (“EITF”) Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” EITF Issue No. 05-06 indicates that for operating leases, leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF Issue No. 05-06 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 28, 2005. The adoption of this Issue did not have a material impact on the Company’s financial statements.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, ‘Accounting Changes’ and FASB Statement No. 3, ‘Reporting Accounting Changes in Interim Financial Statements.’” SFAS No. 154 is a result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (“IASB”) toward development of a single set of high-quality accounting standards. As part of that effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. Reporting of accounting changes was identified as an area in which financial reporting in the United States could be improved by eliminating differences between Opinion 20 and International Accounting Standard 8 (“IAS 8”),”Accounting Policies, Changes in Accounting Estimates and Errors.” SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.

In March 2005, FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, An Interpretation of Financial Accounting Standard (“SFAS”) No. 143, ‘Accounting for Asset Retirement Obligations.’” FIN No. 47 clarifies the requirements to record liabilities stemming from a legal obligation to clean up and retire fixed assets, when retirement depends on a future event. FASB believes this interpretation will result in more consistent recognition of liabilities relating to asset retirement obligations, more information about expected future cash outflows associated with the obligations and investments in long-

lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN No. 47 will be effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but not required. The adoption of this Issue did not have a material impact on the Company’s financial statements.

2. Acquisitions

Victory Acquisition

On November 26, 2004, the Company completed its acquisition of 19 Victory Super Markets (“Victory”) for approximately $175.0 million in cash, net of cash of $13.2 million and marketable securities of $1.8 million. The acquisition included 17 stores located in central and southeastern Massachusetts and two in southern New Hampshire. The Company’s Consolidated Statement of Income included the results of operation of Victory prospectively from November 27, 2004.

Additional direct costs incurred in connection with the acquisition, principally legal and other professional fees, in the amount of $2.0 million have been included in the purchase price.

The Victory acquisition was accounted for using the purchase method of accounting. The purchase price is allocated to acquired assets and liabilities, based on their estimated fair values at the date of acquisition.

The net purchase price was allocated as follows:

(Dollars in millions)
Current assets (excluding cash acquired)	$22.1
Property and equipment	18.2
Goodwill	163.1
Other non-current assets	0.1
Current liabilities	(24.7)

Purchase price	$178.8

Harveys Acquisition

On October 27, 2003, the Company completed its acquisition of 43 Harveys supermarkets, located in central and south Georgia and the Tallahassee, Florida area. The acquisition included the Harveys corporate headquarters building and warehouse in Nashville, Georgia. To acquire the Harveys stores, the Company paid approximately $28.4 million in cash and assumed approximately $18.5 million in accounts payable and other short-term liabilities associated with the operation of Harveys. The Company also purchased $2.0 million in additional inventory from the seller in connection with the seller’s exercise of an inventory put option. The Company’s Consolidated Statement of Income included the results of operation of Harveys prospectively from October 26, 2003.

Additional direct costs incurred in connection with the acquisition, principally legal and other professional fees, in the amount of $1.5 million have been included in the purchase price.

The Harveys acquisition was accounted for using the purchase method of accounting. The purchase price is allocated to acquired assets and liabilities, based on their estimated fair values at the date of acquisition.

The net purchase price was allocated as follows:

(Dollars in millions)
Current assets	$22.0
Property and equipment	15.5
Goodwill	4.1
Identified intangible and other non-current assets	8.8
Current liabilities	(15.5)
Non-current liabilities	(3.0)

Purchase price	$31.9

3. Property and Equipment

Property and equipment consists of the following:

(Dollars in millions)	2005	2004
Land and improvements	$299.3	$290.8
Buildings	776.4	729.2
Furniture, fixtures and equipment	2,105.4	1,917.5
Vehicles	162.2	138.9
Leasehold improvements	1,103.3	993.8
Construction in progress	70.1	40.9

	4,516.7	4,111.1
Less accumulated depreciation	2,060.2	1,797.5

	2,456.5	2,313.6

Property under capital leases	844.0	781.1
Less accumulated amortization	231.1	177.4

	612.9	603.7

	$3,069.4	$2,917.3

Depreciation and amortization expense totaled $414.2 million for 2005, $414.8 million for 2004, and $405.5 million for 2003. Depreciation and amortization expense of $39.0 million, $37.5 million and $36.5 million is included in cost of goods sold for 2005, 2004, and 2003, respectively. Depreciation and amortization expense of $375.2 million, $377.3 million and $369.0 million is included in selling and administrative expenses for 2005, 2004 and 2003, respectively.

4. Goodwill and Intangible Assets

Goodwill and intangible assets are comprised of the following:

(Dollars in millions)	2005	2004
Goodwill	$3,074.0	$3,049.6
Trademarks	476.9	476.9
Favorable lease rights	353.2	357.5
Prescription files	18.9	18.6
Liquor licenses	4.3	3.6
Software	134.6	103.8
Other	28.5	33.5

	4,090.4	4,043.5
Less accumulated amortization	245.0	191.2

	$3,845.4	$3,852.3

Amortization expense totaled $59.6 million for 2005, $53.8 million for 2004, and $47.6 million for 2003. Amortization expense is included in selling and administrative expenses.

The following represents a summary of changes in goodwill for the years 2005 and 2004.

(Dollars in millions)	2005	2004
Balance at beginning of year	$3,049.6	$2,895.5
Acquisitions and adjustments to initial purchase accounting	27.7	162.9
Reduction of goodwill*	(3.3)	(8.8)

Balance at end of year	$3,074.0	$3,049.6

*	The reduction of goodwill in 2004 represents primarily the benefit realized from the favorable resolution of pre-acquisition income tax contingencies.

The carrying amount of goodwill and trademarks (indefinite lived intangible assets) at each of the Company’s reporting units follows:

	2005		2004
(Dollars in millions)	Goodwill	Trademarks	Goodwill	Trademarks
Food Lion	$1,147.0	$249.3	$1,134.7	$249.3
Hannaford	1,923.0	222.8	1,911.1	222.8
Harveys	4.0	4.8	3.8	4.8

	$3,074.0	$476.9	$3,049.6	$476.9

As of December 31, 2005 and January 1, 2005, the Company’s intangible assets with finite lives consist primarily of favorable lease rights, prescription files, liquor licenses, and software. The components of its intangible assets with finite lives are as follows:

	2005			2004
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Favorable lease rights	$353.2	$(166.2)	$187.0	$357.5	$(135.9)	$221.6
Other	186.3	(78.8)	107.5	159.5	(55.3)	104.2

Total	$539.5	$(245.0)	$294.5	$517.0	$(191.2)	$325.8

Estimated amortization expense for intangible assets with finite lives for the five succeeding fiscal years follows:

(Dollars in millions)
2006	$52.7
2007	43.4
2008	33.7
2009	25.4
2010	19.6

5. Accrued Expenses

Accrued expenses consist of the following:

(Dollars in millions)	2005	2004
Payroll and compensated absences	$145.7	$137.2
Employee benefit plans	29.1	31.1
Accrued interest	47.8	47.4
Other	48.5	40.3

	$271.1	$256.0

6. Employee Benefit Plans

The Company’s employees are covered by certain benefit plans, as described below.

Defined Contribution Plans

The Company sponsors profit-sharing retirement plans covering all employees at Food Lion and Kash n’ Karry with one or more years of service. Employees become vested in any profit-sharing contributions made by their respective employers after five years of consecutive service. Forfeitures of profit-sharing contributions are used to offset plan expenses. Profit-sharing contributions to the retirement plans are discretionary and determined by the Company’s Board of Directors. The profit-sharing plans include a 401(k) feature that permits Food Lion and Kash n’ Karry employees to make elective deferrals of their compensation and allows Food Lion and Kash n’ Karry to make matching contributions. Hannaford and Harveys also provide defined contribution 401(k) plans including employer-matching provisions to substantially all employees. The defined contribution plans provide benefits to participants upon death, retirement or termination of employment with the Company. The expense related to the defined contribution retirement plans of the Company was $44.9 million in 2005, $40.8 million in 2004 and $47.7 million in 2003.

Defined Benefit Plans

Hannaford maintains a non-contributory, defined benefit pension plan covering approximately 50% of its employees. The plan provides for payment of retirement benefits on the basis of employees’ length of service and earnings. The Company’s policy is to fund the plan based upon legal requirements and tax regulations.

Hannaford provides certain health care and life insurance benefits for retired employees (“post-retirement benefits”). Substantially all employees may become eligible for these benefits if they reach early or normal retirement age and accrue ten years of service with Hannaford. The post-retirement health care plan is contributory for most participants with retiree contributions adjusted annually. Life insurance benefits are not available for employees who retire after January 1, 1996.

During 2005 the Company changed the measurement date for its pension and post-retirement benefit plans from September 30 to December 31. The Company believes the change in measurement date is a preferable change as it better reflects the pension balances at the balance sheet date and conforms to the measurement date required to be used in the consolidated financial statements of the Company’s parent company, Delhaize Group. The change did not have material effect on retained earnings as of January 1, 2005 or on income from continuing operations before income taxes and net income for any interim period in 2005 or in 2004 and 2003. Amounts reported in the tables for 2005 are based on a measurement date of December 31, 2005. Amounts reported in the tables for 2004 are based on a measurement date of September 30, 2004.

The following tables set forth the change in the plans’ benefit obligations and assets as well as the plans’ funded status reconciled with the amounts shown in the Company’s financial statements for the Hannaford non-contributory, defined benefit pension plan and the post-retirement plan for the years ended December 31, 2005 and January 1, 2005.

Pension Benefits

(Dollars in millions)	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of period	$117.4	$111.9
Service cost	6.4	5.9
Interest cost	6.5	6.4
Plan change	0.5	—
Actuarial loss	7.3	2.3
Benefits paid	(10.4)	(9.1)

Benefit obligation at end of period	$127.7	$117.4

Change in plan assets:
Fair value of plan assets at beginning of period	$83.0	$77.6
Actual return on plan assets	12.4	8.4
Employer contribution	11.7	6.1
Benefits paid	(10.4)	(9.1)

Fair value of plan assets at end of period	$96.7	$83.0

Funded status at end of period:
Funded status at end of period	$(31.0)	$(34.3)
Contributions after measurement date and before fiscal year end	—	2.0
Unrecognized prior service cost	1.0	0.5
Unrecognized net actuarial loss	33.7	34.2
Minimum pension liability adjustment	(25.6)	(27.4)

Accrued benefit cost	$(21.9)	$(25.0)

Weighted-average assumptions as of December 31, 2005 and September 30, 2004 (the plan’s measurement date) used to determine benefit obligations:
Discount rate	5.5%	5.8%
Rate of compensation increase	4.5%	4.5%
Components of net periodic benefit cost:
Service cost	$6.4	$5.9
Interest expense	6.5	6.4
Expected return on plan assets	(6.5)	(5.8)
Amortization of prior service cost	0.1	0.1
Recognized net actuarial loss	1.8	2.1

Net periodic benefit cost	$8.3	$8.7

Weighted-average assumptions as of October 1 (the beginning of the plan year) used to determine net periodic benefit cost:
Discount rate	5.8%	6.0%
Expected return on plan assets	7.8%	7.8%
Rate of compensation increase	4.5%	4.5%

Post-Retirement Benefits

(Dollars in millions)	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of period	$5.1	$4.1
Service cost	0.1	—
Interest cost	0.3	0.2
Actuarial (gain) loss	(0.3)	1.1
Plan change	(1.1)	—
Benefits paid	(0.5)	(0.3)

Benefit obligation at end of period	$3.6	$5.1

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	0.5	0.3
Benefits paid	(0.5)	(0.3)

Fair value of plan assets at end of period	—	—

Funded status at the end of period:
Funded status at the end of period	$(3.6)	$(5.1)
Unrecognized net actuarial loss	1.7	2.2
Unrecognized prior service cost	(1.1)	—

Accrued benefit cost	$(3.0)	$(2.9)

Weighted average assumptions as of December 31 , 2005 and September 30, 2004 (the plan’s measurement date) used to determine benefit obligations:
Discount rate	5.5%	5.8%
Healthcare claim cost trend rate assumed for next year	10.0%	11.0%
Ultimate health care claim cost trend rate	5.0%	5.0%
Year that ultimate health care claim cost trend rate is achieved	2012	2011

Components of net periodic benefit cost:
Service cost	$0.1	$—
Interest cost	0.3	0.2
Net loss/(gain) amortization	0.1	0.1

Net periodic benefit cost	$0.5	$0.3

Weighted average assumptions as of October 1 (the beginning of the plan year) used to determine net periodic benefit cost:
Discount rate	5.8%	6.0%
Health care claim cost trend rate	11.0%	11.0%
Ultimate health care claim cost trend rate	5.0%	5.0%
Year that ultimate trend rate is reached	2012	2011

A 1.0% change in the assumed health care trend rates would not have a material effect on the benefit obligation or expense of post-retirement benefits.

A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities. The projected benefit obligation and accumulated benefit obligation for the pension plans with accumulated benefit obligations in excess of plan assets were $127.7 million and $119.6 million at December 31, 2005 and $117.4 million and $110.5 million at January 1, 2005, respectively.

The Company’s investment policy is to maintain a targeted balance of equity securities, debt securities and cash equivalent in its portfolio. The portfolio is re-balanced periodically throughout the year. As of the plan’s measurement date, actual and targeted investment allocation percentages were as follows:

	Target	Actual as of December 31, 2005	Actual as of September 30, 2004
Equities	60-70%	72.1%	69.5%
Debt	20-30%	25.7%	28.5%
Cash equivalents	0-10%	2.2%	2.0%

The current sponsor funding policy has been generally to contribute the minimum required contribution and additional deductible amounts at the sponsor’s discretion. In 2006, the Company expects to make pension contributions, including voluntary amounts, of up to $9.0 million under this policy. Contributions of $11.7 million were made during 2005 under this policy.

Expected benefit payments to be made during the next ten years are as follows:

(Dollars in millions)	Pension Total	Other Benefits
2006	$8.2	$0.2
2007	8.6	0.2
2008	9.6	0.2
2009	10.4	0.3
2010	10.2	0.3
2011 through 2015	57.4	1.6

7. Long-Term Debt

Long-term debt consists of the following:

(Dollars in millions)	2005	2004
Notes, $563.5 face amount at 7.375%, due 2006 (plus premium of $0.1 and $4.5 for 2005 and 2004, respectively, based on an effective interest rate of 7.16% and 6.70% for 2005 and 2004, respectively)	$563.6	$568.0

Notes, $145.0 face amount at 7.55%, due 2007 (less unamortized discount of $0.1 and $0.2, for 2005 and 2004, respectively, based on an effective interest rate of 7.71%)	144.9	144.8

Notes, $1,100.0 face amount at 8.125%, due 2011 (less unamortized discount of $3.9 and $0.7 for 2005 and 2004, respectively, based on effective interest rate of 8.20% and 8.16% for 2005 and 2004, respectively)	1,096.1	1,099.3

Notes, $126.0 face amount at 8.05%, due 2027 (less unamortized discount of $4.2 and $4.4 for 2005 and 2004, respectively, based on an effective interest rate of 8.77%)	121.8	121.6

Debentures, 9.000%, due 2031	855.0	855.0

Medium-term notes, $5.0 face amount due 2006. Interest ranges from 8.67% to 8.73% (plus unamortized premiums of $0.1 for 2004, based on an effective interest rate of 7.14%)	5.0	5.1

Other notes, $53.4 and $65.2 face amount, for 2005 and 2004, respectively, due from 2006 to 2016. Interest ranges from 6.31% to 8.54% (less unamortized discount of $2.7 and $3.6 for 2005 and 2004, respectively, based on an effective interest rate of 8.90% and 8.88% for 2005 and 2004, respectively)	50.7	61.6

Mortgage payables, $8.7 and $10.0 face amount, for 2005 and 2004, respectively, due from 2006 to 2016. Interest ranges from 7.55% to 8.65% (less unamortized discount of $0.3 and $0.4 based on an effective interest rate of 9.0% and 8.98% for 2005 and 2004, respectively)	8.4	9.6

Other debt, $15.5 and $13.2 face amount for 2005 and 2004, respectively, due from 2006 to 2018. Interest ranges from 7.25% to 14.15% (plus unamortized premium of $ 0.2 and $0.3 based on an effective interest rate of 8.80% and 8.83% for 2005 and 2004, respectively)	15.7	13.5

	$2,861.2	$2,878.5
Less current portion	581.3	12.3

	$2,279.9	$2,866.2

At December 31, 2005 and January 1, 2005, property having a net book value of $15.2 million and $15.7 million was pledged as collateral for mortgage payables.

Approximate maturities of long-term debt in the years 2006 through 2010 are $581.3 million, $158.3 million, $13.0 million, $6.8 million and $3.0 million, respectively.

During the fourth quarter of 2004, the Company repurchased $36.5 million of its $600 million 7.375% notes, $5.0 million of its $150 million 7.55% notes, $7.9 million of other notes and $3.0 million of its mortgage payables. These repurchases resulted in a $4.7 million loss from the early extinguishment of debt, a $0.2 million loss for the related hedge write-off, offset by a gain of $0.4 million from the interest rate swap, net premium write-off and related unamortized debt issuance costs. These costs are classified in the Company’s Consolidated Statement of Income for 2004 as “Net loss from extinguishment of debt.”

In October 2003, the Hannaford banner invoked the defeasance provisions of its outstanding, 8.54% Senior Notes due November 15, 2004, 6.50% Senior Notes due May 15, 2008, 6.31% Senior Notes due May 15, 2008, 7.41% Senior Notes due February 15, 2009, 6.58% Senior Notes due February 15, 2011, and 7.06% Senior Notes due May 15, 2016 (collectively, the “Notes”) and placed sufficient funds in an escrow account to satisfy the remaining principal and interest payments due on the Notes. As a result of this defeasance, Hannaford is no longer subject to the negative covenants contained in the agreements governing these Notes. As of December 31, 2005 and January 1, 2005, $53.4 million and $65.2 million in aggregate principal amount of these Notes were outstanding. Cash committed to fund the escrow and not available for general corporate purposes, is considered restricted. As of

December 31, 2005 restricted funds of $12.9 million and $45.9 million are recorded in Current Other Assets and Non-current Other Assets, respectively. As of January 1, 2005 restricted funds of $13.1 million and $59.8 million are recorded in Current Other Assets and Non-current Other Assets, respectively.

The Company maintains interest rate swaps against certain debt obligations, effectively converting a portion of the debt from fixed to variable rates. The notional principal amounts of interest rate swap arrangements as of December 31, 2005 were $300 million maturing in 2006 and $100 million maturing in 2011. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for the Company’s agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The $100 million notional swaps maturing in 2011 meet the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133, “Derivative Instruments and Hedging Activities.” During the fourth quarter of 2004, in association with the retirement of $36.5 million of its $600 million 7.375% notes, the Company de-designated the $300 million notional interest rate swaps as a fair value hedge of 50% of the $600 million 2006 notes, and re-designated them as a fair value hedge of approximately 53% of the remaining $563.5 million 2006 notes. These swaps meet the criteria of being highly effective swaps, as prescribed by SFAS No. 133, with no current significant ineffectiveness. The Company recorded a derivative in connection with these agreements in its Consolidated Balance Sheets in the amount of $1.7 million (derivative liability) at December 31, 2005 in Non-current Other Liabilities and $8.3 million (derivative asset) at January 1, 2005 in Non-current Other Assets.

In 2001, the Company settled certain interest rate hedge agreements in connection with the completion of an offering of notes, resulting in an unrealized loss of approximately $214 million. As a result of the adoption of SFAS No. 133 at the beginning of 2001, the unrealized loss was recorded in “Accumulated Other Comprehensive Loss, Net of Tax,” and is being amortized to “Interest expense” over the term of the associated notes. The unrealized loss was reduced as of the date of the Delhaize Group share exchange as a result of the application of purchase accounting. The remaining unrealized loss net of taxes at December 31, 2005 and January 1, 2005 was $33.7 million and $38.9 million, respectively.

8. Credit Arrangements

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

The New Credit Agreement provides for a $500 million five-year unsecured revolving credit facility, with a $100 million sublimit for the issuance of letters of credit, and a $35 million sublimit for swingline loans. At the election of the Company, the aggregate maximum principal amount available under the New Credit Agreement may be increased to an aggregate amount not exceeding $650 million. The New Credit Agreement will mature on April 22, 2010, unless optionally extended thereunder for up to two additional years.

The New Credit Agreement contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio and a dividend restriction test. The Company must be in compliance with all covenants in order to have access to funds under the New Credit Agreement. As of December 31, 2005, the Company was in compliance with all covenants contained in the New Credit Agreement. A deteriorating economic or operating environment can subject the Company to a risk of non-compliance with the covenants.

The Company had no outstanding borrowings under the New Credit Agreement as of December 31, 2005, and had no borrowings during 2005 under this facility. However, approximately $57 million of the new credit agreement was used to fund letters of credit during 2005. Funds are available under the New Credit Agreement for general corporate purposes.

In addition, the Company has periodic short-term borrowings under other arrangements. There were no outstanding borrowings under these arrangements at December 31, 2005 or January 1, 2005.

9. Leases

The Company’s stores operate principally in leased premises. Lease agreements provide for initial terms of 20 and 25 years, with renewal options ranging from five to 20 years. Leases for open stores have average remaining terms of nine to 20 years. The average remaining lease term for closed stores is 5.9 years. The following schedule shows, as of December 31, 2005 the future minimum lease payments under capital and operating leases.

	Open Stores
(Dollars in millions)	Capital Leases	Operating Leases	Closed Stores
2006	$139.0	$214.5	$37.4
2007	137.9	204.3	35.7
2008	136.8	191.0	33.6
2009	133.9	175.6	29.7
2010	126.0	163.7	24.6
Thereafter	931.4	1,128.3	120.2

Total minimum payments	1,605.0	$2,077.4	$281.2

Less estimated executory costs	24.4

Net minimum lease payments	1,580.6
Less amount representing interest	802.9

Present value of net minimum lease payments	777.7
Less current portion	44.0

Capital lease obligations	$733.7

Future minimum payments for closed stores have not been reduced by minimum sublease income of $67.7 million due over the term of non-cancelable subleases.

The Company recognizes rent expense for operating leases with step rent provisions on a straight-line basis generally over the minimum lease term.

Total rent payments (net of sublease income) under operating leases are as follows:

(Dollars in millions)	2005	2004	2003
Minimum rents	$247.5	$241.8	$237.1
Contingent rents, based on sales	1.2	0.7	0.5

	$248.7	$242.5	$237.6

In addition, the Company has signed lease agreements for additional store facilities, the construction of which had not been completed by the lessor at December 31, 2005. The leases expire on various dates extending to 2025 with renewal options generally ranging from five to 20 years. Upon completion of lessor requirements under these agreements, the total future minimum rents under these agreements will be approximately $285.2 million.

Lease Accounting Adjustments

In early 2005, the Company conducted a review of its historical lease accounting, including consideration of a letter from the Chief Accountant of the Securities Exchange Commission (“SEC”) to the American Institute of Certified Public Accountants, dated February 7, 2005, which provided clarification of the SEC staff’s interpretation on certain lease accounting issues.

As a result of this review, the Company recorded an adjustment in the fourth quarter of 2004 representing a non-cash charge to earnings of $8.5 million, after taxes, and an increase in assets and liabilities of $34.7 million and $43.2 million, respectively, at January 1, 2005. The adjustment reflects a change in the depreciable lives for buildings to conform to the associated ground lease term, the recognition of straight-line rent expense over the ground lease term, and the recording of certain lease assets and obligations where lessee involvement during asset construction and where sale-leaseback transactions with renewal options precluded operating lease accounting. The Company believes that the impact of the adjustment is immaterial to any individual prior year. The adjustment does not affect sales, historical or future cash flows, or the timing or amounts of lease payments and has no impact on the Company’s compliance with its debt covenants. Furthermore, the impact of the adjustment is not expected to have a material impact on the Company’s future earnings.

10. Discontinued Operations

The Company classifies operations as discontinued if (i) the operations and cash flows have been eliminated from ongoing operations, (ii) there is no significant continuing involvement, and (iii) a re-location within the vicinity has not occurred. On January 1, 2005, the Company adopted the provisions of EITF No. 03-13, “Applying the Conditions in Paragraph 42 of SFAS No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets’, in Determining Whether to Report Discontinued Operations.” In connection with this adoption, the Company updated its evaluation of its continuing involvement to consider expected continuing cash inflows as a result of a migration of revenues to stores within the vicinity. The impact of adoption did not have a material impact on its financial position or results of operation. As of December 31, 2005, the Company has 83 underperforming stores classified as discontinued operations as shown below:

# of stores closed classified as discontinued operations
2003	44
2004	39
2005	—

83

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and EITF No. 03-13, the costs associated with the closure of these stores, as well as related operating activity prior to closing for these stores, are recorded in “Loss from discontinued operations, net of tax” in the Company’s Consolidated Statements of Income.

Operating activity prior to closing for the discontinued stores is shown below:

(Dollars in millions)	2005	2004	2003
Net sales and other revenues	$0.0	$34.6	$244.5
Net loss	$0.0	$(6.8)	$(14.8)

The Company had no additional closed stores classified as discontinued operations for 2005. Additional discontinued operations expenses not reserved totaled $9.3 million after taxes for 2005.

During the first quarter of 2004 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a $72.8 million loss to discontinued operations ($46.4 million after taxes) for the closure of 35 underperforming stores. The loss included an initial reserve of $53.5 million for rent, real estate taxes, common area maintenance expenses (other liabilities) and $1.9 million for severance and outplacement costs (accrued expenses). The remaining loss included property retirement (asset impairment) of $22.1 million net of gains on capital lease retirements of $4.7 million. During the third quarter of 2004, the Company recorded an initial reserve of $0.1 million to discontinued operations ($0.09 million after taxes) for rent, real estate taxes, and common area maintenance expenses (other liabilities). Additional expenses for discontinued operations not reserved net of tax totaled $2.6 million after taxes for 2004.

During the first quarter of 2003, the Company recorded an initial reserve of $27.5 million to discontinued operations ($17.7 million after taxes) for rent, real estate taxes and common area maintenance expenses (other liabilities) and severance and outplacement costs (accrued expenses). The Company recorded property retirement (asset impairment) of $5.0 million, which was substantially offset by gains on capital lease retirements of $5.0 million. During the second quarter of 2003, the Company recorded an initial reserve of $0.3 million to discontinued operations ($0.2 million after taxes) for rent, real estate taxes and common area maintenance expenses (other liabilities) and for property retirement losses (asset impairment). Additional discontinued operations expenses not reserved totaled $6.0 million after taxes for 2003.

The following table shows the reserve balances for discontinued operations as of December 31, 2005:

(Dollars in millions)	Other liabilities	Accrued expenses	Total
2003
Reserve balance at beginning of year	$—	$—	$—
Additions	(26.1)	(1.6)	(27.7)
Utilizations	2.7	1.6	4.3

Reserve balance at end of year	$(23.4)	$—	$(23.4)

2004
Reserve balance at beginning of year	$(23.4)	$—	$(23.4)
Additions	(53.6)	(1.9)	(55.5)
Utilizations	21.3	1.9	23.2

Reserve balance at end of year	$(55.7)	$—	$(55.7)

2005
Reserve balance at beginning of year	$(55.7)	$—	$(55.7)
Utilizations	15.5	—	15.5

Reserve balance at end of year	$(40.2)	$—	$(40.2)

11. Store Closings

The following table reflects activity in the number of stores closed and planned to be closed at the end of 2003, 2004, and 2005:

	Discontinued Operations	Closed	Planned Closings	Total
As of December 28, 2002	—	172	5	177

Store closings added	44	16	—	60
Planned closings completed	—	3	(3)	—
Stores sold/lease terminated	(5)	(26)	—	(31)

As of January 3, 2004	39	165	2	206

Store closings added	39	10	—	49
Planned closings completed	—	2	(2)	—
Stores sold/lease terminated	(21)	(25)	—	(46)

As of January 1, 2005	57	152	—	209

Store closings added	—	32	—	32
Stores sold/lease terminated	(13)	(37)	—	(50)

As of December 31, 2005	44	147	—	191

The following table reflects closed store liabilities at the end of 2005, 2004 and 2003, and activity during each year, including additions to closed store liabilities charged to operations or discontinued operations and adjustments to liabilities based on changes in facts and circumstances and payments made:

	2005			2004			2003
(Dollars in millions)	Disc Op	Closed	Total	Disc Op	Closed	Total	Disc Op	Closed	Total
Balance at beginning of year	$55.7	$93.3	$149.0	$23.4	$116.6	$140.0	$0.0	$146.6	$146.6
Additions:
Store closings – lease obligations	—	10.4	10.4	46.7	2.5	49.2	22.9	2.8	25.7
Store closing – other exit costs	—	2.2	2.2	6.9	0.4	7.3	3.2	0.3	3.5

Total additions	—	12.6	12.6	53.6	2.9	56.5	26.1	3.1	29.2

Adjustments to estimates:
Lease obligation	(0.9)	(5.0)	(5.9)	(7.1)	(9.3)	(16.4)	0.8	(10.3)	(9.5)
Other exit costs	2.7	(0.5)	2.2	(3.7)	(1.0)	(4.7)	0.8	(5.3)	(4.5)

Total adjustments	1.8	(5.5)	(3.7)	(10.8)	(10.3)	(21.1)	1.6	(15.6)	(14.0)

Reductions:
Lease/termination payments made	(15.2)	(12.6)	(27.8)	(7.3)	(12.9)	(20.2)	(3.4)	(14.2)	(17.6)
Payments for other exit costs	(2.1)	(3.2)	(5.3)	(3.2)	(3.0)	(6.2)	(0.9)	(3.3)	(4.2)

Total reductions	(17.3)	(15.8)	(33.1)	(10.5)	(15.9)	(26.4)	(4.3)	(17.5)	(21.8)

Balance at end of year	$40.2	$84.6	$124.8	$55.7	$93.3	$149.0	$23.4	$116.6	$140.0

The 2005 balance of approximately $124.8 million consisted of lease liabilities and other exit cost liabilities of $103.6 million and $21.2 million, respectively, and includes lease liabilities of $36.4 million and other exit costs of $3.8 million associated with discontinued operations.

The 2004 balance of approximately $149.0 million consisted of lease liabilities and other exit cost liabilities of $126.9 million and $22.1 million, respectively, and includes lease liabilities of $52.5 million and other exit costs of $3.2 million associated with discontinued operations.

The Company provided for closed store liabilities in each of the periods presented above to reflect the estimated post-closing lease liabilities and other exit costs associated with the related store closing commitments. These other exit costs include estimated utilities, real estate taxes, common area maintenance and insurance costs to be incurred after the store closes over the remaining lease term (all of which are contractually required payments under the lease agreements). Store closings are generally completed within one year after the decision to close. The closed store liabilities are paid over the lease terms associated with the closed stores. As of December 31, 2005, closed store liabilities have remaining lease terms ranging from one to 17 years. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed in the period that such settlement is determined. The Company estimates the lease liabilities, net of sublease income; using a discount rate based on the current treasury note rates adjusted for the Company’s current credit spread to calculate the present value of the remaining liabilities on closed stores.

During 2005, the Company recorded additions to closed store liabilities of $12.6 million primarily related to 32 store closings made in the ordinary course of its business and also reductions of $3.7 million for adjustments to estimates for stores previously closed. These adjustments are primarily related to the disposition of closed store properties as a result of terminations or subleases. During the same period, the Company recorded cash reductions to its reserves for closed stores of approximately $33.1 million. These reductions included cash payments of approximately $17.1 million for ongoing rent payments on closed stores’ remaining lease obligations, net of sublease income, $10.7 million in termination fees, and $5.3 million paid for other exit costs, as discussed above.

During 2004, the Company recorded net additions to closed store liabilities of $35.4 million primarily related to ten store closings made in the ordinary course of its business and the closure of 39 underperforming Food Lion and Kash n’ Karry stores. The Company also recorded adjustments to estimates for stores previously closed. These adjustments are primarily related to the disposition of closed store properties as a result of terminations or subleases. During the same period, the Company recorded cash reductions to its reserves for closed stores of approximately $26.4 million. These reductions included cash payments of approximately $20.2 million for ongoing rent payments on closed stores’ remaining lease obligations, net of sublease income, and $6.2 million paid for other exit costs, as discussed above.

12. Comprehensive Income

Comprehensive income includes net earnings and other comprehensive loss. Other comprehensive loss includes items that are currently excluded from the Company’s net income and recorded directly to shareholders’ equity. Included in other comprehensive loss are deferred loss on hedges, minimum pension liability adjustments and unrealized gains (losses) on available-for-sale securities. Comprehensive income was $338.5 million, $261.8 million and $191.0 million for 2005, 2004 and 2003, respectively.

The accumulated balances, net of tax related to each component of other comprehensive loss are as follows:

(Dollars in millions)	Unrealized gain (loss) on available- for-sale securities	Minimum pension liability	Deferred loss on hedge	Accumulated other comprehensive (loss) income, net of tax
Balances December 28, 2002	$(0.7)	$(20.9)	$(49.5)	$(71.1)
Other comprehensive income	0.8	2.2	5.2	8.2

Balances January 3, 2004	0.1	(18.7)	(44.3)	(62.9)
Other comprehensive income	0.1	2.2	5.4	7.7

Balances January 1, 2005	0.2	(16.5)	(38.9)	(55.2)
Other comprehensive (loss)income	(0.1)	1.1	5.2	6.2

Balances December 31, 2005	$0.1	$(15.4)	$(33.7)	$(49.0)

13. Income Taxes

Provisions (benefits) for income taxes relating to continuing operations for 2005, 2004 and 2003 consist of the following:

(Dollars in millions)	Current	Deferred	Total
2005
Federal	$221.8	$(16.2)	$205.6
State	34.7	(7.4)	27.3

	$256.5	$(23.6)	$232.9

2004
Federal	$139.5	$48.6	$188.1
State	12.3	12.0	24.3

	$151.8	$60.6	$212.4

2003
Federal	$199.9	$(57.0)	$142.9
State	36.4	(13.0)	23.4

	$236.3	$(70.0)	$166.3

The Company’s effective tax rate from continuing operations varied from the federal statutory rate as follows:

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.7	4.9	5.2
Other	2.8	0.8	1.5

	40.5%	40.7%	41.7%

The components of deferred income tax assets and liabilities at December 31, 2005 and January 1, 2005 are as follows:

(Dollars in millions)	2005	2004
Deferred tax assets:
Leases	$86.9	$82.0
Provision for store closings	60.6	69.0
Tax loss carryforwards	41.2	41.8
Interest expenses	46.0	51.1
Accrued expenses	50.1	54.6

Total assets	284.8	298.5
Valuation allowance	(35.5)	(36.3)

Deferred tax asset (net of allowance)	249.3	262.2

Deferred tax liabilities:
Depreciation and amortization	(442.2)	(490.2)
Inventories	(31.0)	(25.7)

Total liabilities	(473.2)	(515.9)

Net deferred tax liability	$(223.9)	$(253.7)

At December 31, 2005, the Company had deferred tax assets associated with net operating loss carryforwards for federal income tax purposes of approximately $4.2 million, which if unused would expire in 2011. In addition, the Company had deferred tax assets associated with net operating loss carryforwards for state income tax purposes of approximately $37.0 million that will expire from 2010 through 2024. The Company has provided a valuation allowance of approximately $35.5 million of the deferred tax asset relating to the state income tax loss carryforwards because realization is not considered more likely than not.

The Company continues to experience both federal and state audits of its income tax filings, which it considers to be part of its ongoing business activity. In particular, the Company has experienced an increase in audit and assessment activity over the past several years, which it expects to continue. While the ultimate outcome of these federal and state audits is not certain, the Company considers the merits of its filing positions in its overall evaluation of potential tax liabilities and believes it has adequate liabilities recorded in its consolidated financial statements for exposures on these matters. Based on its evaluation of the potential tax liabilities and the merits of its filing positions, the Company also believes it is unlikely that potential tax exposures over and above the amounts currently recorded as liabilities in its consolidated financial statements will be material to its financial condition or future results of operation.

14. Other Liabilities

Other liabilities consist of the following:

(Dollars in millions)	2005	2004
Closed store liabilities	$124.8	$149.0
Self-insurance reserves	156.5	145.6
Pension liability	21.9	25.0
Deferred income	33.1	41.7
Sales taxes payable	35.4	39.5
Other	81.4	65.3

	453.1	466.1
Less current portion	127.5	151.2

	$325.6	$314.9

15. Accounting for Stock Based Compensation

Stock Option Plans

The Company’s employees are eligible to participate in a stock option plan of its parent company, the Delhaize Group 2002 Stock Incentive Plan (the “Delhaize Group Plan”), under which options to purchase Delhaize Group American Depository Shares (“ADSs”) may be granted to officers and key employees at prices equal to fair market value on the date of the grant. The Board of Directors of Delhaize Group determines on the date of grant when options become exercisable provided that no option may be exercised more than ten years after the date of grant. Unlike option exercises under the Prior Plans (defined below), the exercise of options under the Delhaize Group Plan by an optionee results in the issuance of new Delhaize Group ordinary shares through a capital increase of the Company’s parent, Delhaize Group. In connection with the exercise of an option, the optionee pays the exercise price to Delhaize Group. Additionally, the Company pays Delhaize Group an amount equal to the difference between the exercise price of the option and the fair market value of the ADSs on the date of exercise, which totaled $27.5 million, $27.3 million and $5.0 million for 2005, 2004 and 2003, respectively. The Company records these payments with a charge to equity (Retained Earnings). These Company payments are included as part of parent common stock (ADSs) purchased under cash flows from financing activities on the Company’s consolidated statements of cash flows and on the Company’s consolidated statements of shareholders’ equity and comprehensive income.

Additionally, there are outstanding options to purchase Delhaize Group ADSs under the Company’s 1996 Food Lion Plan, 1988 and 1998 Hannaford Plans and 2000 Delhaize America Plan (collectively, the “Prior Plans”); however, the Company can no longer grant options under these Prior Plans. The terms and conditions of the Prior Plans are substantially consistent with the current Delhaize Group Plan, with the exception that the Company purchases ADSs to deliver to persons exercising options under the Prior Plans. For 2005, 2004 and 2003 the Company acquired 146,278 ADSs for $8.9 million, 191,403 ADSs for $11.9 million and 58,900 ADSs for $2.6 million, respectively, to support the exercise of options under the Prior Plans. These Company payments are included as part of parent common stock ADSs purchased under cash flows from financing activities on the Company’s consolidated statements of cash flows and on the Company’s consolidated statements of shareholders’ equity and comprehensive income. The Company records the purchase of such ADSs with a decrease to equity (Additional Paid in Capital) equal to the fair market value of the stock at the time of purchase. When an optionee exercises an option under a Prior Plan, the Company records a cash receipt for the exercise price as a sale of parent company ADSs in the Company’s consolidated statements of shareholders’ equity and comprehensive income. The difference between the exercise price received and the cost to the Company of the ADSs is shown as parent common stock ADSs issued on the Company’s consolidated statements of shareholders’ equity and comprehensive income. The Company received proceeds from stock options exercised under the Prior Plans totaling $4.3 million, $9.7 million and $2.0 million for 2005, 2004 and 2003, respectively.

In accordance with the provisions of SFAS No. 123R, stock option expense totaled $20.9 million ($19.3 million, net of tax) for the year ended December 31, 2005, respectively. As of December 31, 2005, there was $23.6 million of unrecognized compensation cost related to nonvested option shares that is expected to be recognized over a weighted average period of 1.5 years. The cash flows resulting from the tax benefits that relate to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) have been classified as financing cash flows. This excess tax benefit for 2005 was $10.3 million.

The following table summarizes the stock option transactions for the last three years:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Dollars in millions)
2003
Outstanding at beginning of year	4,410,667	$44.39	—	—
Granted	2,136,675	28.94	—	—
Exercised	(380,704)	27.71	—	—
Forfeited/expired	(555,629)	47.14	—	—

Outstanding at end of year	5,611,009	39.37	—	—

Options exercisable at end of year	2,018,471	41.32	—	—

2004
Outstanding at beginning of year	5,611,009	$39.37	—	—
Granted	1,520,178	46.43	—	—
Exercised	(1,410,938)	39.21	—	—
Forfeited/expired	(296,068)	43.54	—	—

Outstanding at end of year	5,424,181	41.15	—	—

Options exercisable at end of year	1,963,278	42.72	—	—

2005
Outstanding at beginning of year	5,424,181	$41.15	—	—
Granted	1,105,043	60.74	—	—
Exercised	(1,194,121)	39.70	—	—
Forfeited/expired	(296,242)	45.15	—	—

Outstanding at end of year	5,038,861	45.49	7.3	$101.5

Options exercisable at end of year	2,223,274	42.59	5.9	$51.7

The total intrinsic value of options exercised during the years ended 2005, 2004, and 2003, was $29.5 million, $30.5 million, and $6.5 million, respectively.

A summary of the status of the Company’s nonvested option shares as of December 31, 2005, and changes during the year ended December 31, 2005, is presented below.

Nonvested options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2005	3,460,903	$12.76
Granted	1,098,462	18.28
Vested	(1,433,197)	13.13
Forfeited	(310,581)	12.87

Nonvested at December 31, 2005	2,815,587	$15.80

Restricted Stock Plans

The Company also has restricted stock (Delhaize Group Restricted ADSs) awards and restricted stock unit awards outstanding for executive employees. Restricted stock unit awards represent the right to receive the number of ADSs set forth in the award at the vesting date. Unlike awards of restricted stock, no ADSs are issued with respect to these awards until the applicable vesting dates. In May 2002, the Company ceased granting restricted stock awards and began granting restricted stock unit awards under its 2002 Restricted Stock Unit Plan. The Company purchases ADSs on the open market to support vesting of restricted stock unit awards under the 2002 Restricted Stock Unit Plan. For 2005, the Company acquired 157,580 ADSs on the open market at a cost of $9.8 million to support vesting of 62,922 restricted stock units awarded under the 2002 Restricted Stock Unit Plan. This amount is included as part of parent common stock ADSs purchased under cash flows from financing activities on the Company’s consolidated statements of cash flows and on the Company’s consolidated statements of shareholders’ equity and comprehensive income. No

ADSs were acquired for the restricted stock plan for 2004 and 2003. In addition, the Company withheld and paid on employees’ behalf related taxes on restricted ADSs vested of $2.8 million, $0.9 million, and $0.2 million for 2005, 2004 and 2003, respectively. These amounts are included as part of parent common stock ADSs purchased under cash flows from financing activities on the Company’s consolidated statements of cash flows and on the Company’s consolidated statements of shareholders’ equity and comprehensive income.

The Company recorded compensation expense related to restricted stock of $7.3 million ($4.5 million, net of tax), $6.4 million ($4.0 million, net of tax) and $5.0 million ($3.1 million, net of tax) for 2005, 2004 and 2003, respectively. As of December 31, 2005, there was $14.0 million of unrecognized compensation cost related to restricted share and restricted stock unit compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes the restricted share and restricted unit transactions for the last three years:

	Shares	Weighted Average Grant-Date Fair Value
2003
Outstanding at beginning of year	204,074	—
Granted	249,247	—
Released from restriction	(52,336)	—
Forfeited/expired	(12,423)	—

Outstanding at end of year	388,562	—

2004
Outstanding at beginning of year	388,562	—
Granted	179,567	—
Released from restriction	(63,230)	—
Forfeited/expired	(3,827)	—

Outstanding at end of year	501,072	—

2005
Outstanding at beginning of year	501,072	$38.73
Granted	145,868	60.76
Released from restriction	(137,570)	64.27
Forfeited/expired	(13,478)	42.55

Outstanding at end of year	495,892	$45.26

16. Common Stock

On December 31, 2005, 81.86% and 18.14% of the issued and outstanding Class A non-voting common stock and 80.58% and 19.42% of the issued and outstanding Class B voting common stock was held, respectively, by Delhaize Group and Delhaize The Lion America, Inc. (“DETLA”), a wholly owned subsidiary of Delhaize Group. In the aggregate, Delhaize Group and DETLA owned 100% of the Class B voting common stock and 100% of the Class A non-voting common stock.

17. Interest Expense, Net

Interest expense, net consists of the following:

(Dollars in millions)	2005	2004	2003
Interest on borrowings (net of $2.4 million, $2.0 million and $3.3 million capitalized in 2005, 2004, and 2003, respectively)	$249.5	$255.8	$260.6
Interest on capital leases	93.1	88.7	80.0
Interest income	(19.7)	(19.1)	(18.9)

	$322.9	$325.4	$321.7

18. Commitments and Contingencies

The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the Company’s management believes that the resulting liability, if any, would not have a material effect upon the Company’s consolidated results of operation, financial position or liquidity.

19. Related Parties

The following is a description of related party transactions not disclosed in other footnotes to the Company’s consolidated financial statements.

In 2000, the Company entered into a joint venture with Delhaize Group regarding Food Lion Thailand (formerly known as Bel–Thai Supermarket Co., Ltd.) a supermarket company based in Thailand. On August 4, 2004, the Company and its parent company agreed to divest its Thai operation, Food Lion Thailand Ltd., (“Food Lion Thailand”). Delhaize America owned, through its wholly-owned subsidiary Food Lion Thailand, Inc., a 51% interest in Food Lion Thailand and Delhaize “The Lion” Nederland BV, a Dutch subsidiary of Delhaize Group, owned the remaining 49% interest in Food Lion Thailand. Delhaize America accounted for its Food Lion Thailand investment under the equity method, and its shares of Food Lion Thailand’s operating loss for 2004 was not material to the Company’s consolidated results of operation. As a result of the decision to divest, Delhaize America recorded a charge of $1.8 million in the third quarter of 2004. Delhaize Group sold 21 of its 26 Food Lion Thailand stores in the third quarter of 2004 to Central Food Retail Company of Thailand and closed the remaining stores in August of 2004.

On November 27, 2001, the Company loaned $12 million to DETLA. This loan was amended during 2002 to a five-year revolving credit line in the aggregate amount of $30 million maturing November 27, 2007. On March 28, 2005, the Company increased the revolving credit line to $40 million maturing November 27, 2007. Until the maturity date, DETLA will pay interest on the unpaid principal amount at a rate equal to LIBOR plus 125 basis points. The loan balance at 2005 and 2004 was $17.4 million and $28.9 million, respectively and is included in the Company’s Consolidated Balance Sheet in Non-current Other Assets.

The Company’s Consolidated Balance Sheet as of January 1, 2005 included approximately $25.0 million in dividends payable to Delhaize Group. These dividends were paid to the Company’s shareholders on January 5, 2005.

20. Accounting Changes

In 2003, the Company changed its application of the LIFO method of accounting for store inventories from the retail method to the average item cost method. The effect of the change on the December 28, 2002 inventory valuation resulted in a decrease in inventory of $87.3 million at the beginning of 2003. The change was made to more accurately reflect inventory value by eliminating the estimation inherent in the retail method. The cumulative effect of this change on periods prior to December 28, 2002 cannot be determined and accordingly, the effect of this change has been included as a component of cost of sales in the consolidated statement of income for the year ended January 3, 2004.

In addition, the Company adopted EITF Issue No. 02-16 in 2003 and recorded the cumulative effect of a change in accounting principle of $10.9 million, net of tax.

21. Guarantor Subsidiaries

Delhaize America, Inc. has issued 7.375% notes due 2006, 7.55% notes due 2007, 8.125% notes due 2011, 8.05% notes due 2027 and 9.000% debentures due 2031. Substantially all of Delhaize America’s subsidiaries (the “Guarantor Subsidiaries”) have fully and unconditionally and jointly and severally guaranteed this debt. The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of the Company. The non-guaranteeing subsidiaries represent less than 3% on an individual and aggregate basis of consolidated assets, pretax earnings, cash flow, and equity. Therefore, the non-guarantor subsidiaries’ information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries.” Consolidated financial information for the Company and its Guarantor Subsidiaries is as follow:

Delhaize America, Inc.

Consolidated Statements of Income

For the Year Ended December 31, 2005

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$16,564.9	$—	$16,564.9
Cost of goods sold	—	12,080.6	—	12,080.6
Selling and administrative expenses	25.8	3,561.1	—	3,586.9
Equity in earnings of subsidiaries	(486.8)	—	486.8	—

Operating income	461.0	923.2	(486.8)	897.4
Interest expense, net	223.5	99.4	—	322.9

Income from continuing operations before income taxes	237.5	823.8	(486.8)	574.5
(Benefit) provision for income taxes	(94.8)	327.7	—	232.9

Income before loss from discontinued operations	332.3	496.1	(486.8)	341.6
Loss from discontinued operations, net of tax	—	9.3	—	9.3

Net income	$332.3	$486.8	$(486.8)	$332.3

Delhaize America, Inc.

Consolidated Statements of Income

For the Year Ended January 1, 2005

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$15,848.6	$—	$15,848.6
Cost of goods sold	—	11,653.0	—	11,653.0
Selling and administrative expenses	31.8	3,311.5	—	3,343.3
Equity in earnings of subsidiaries	(417.0)	—	417.0	—

Operating income	385.2	884.1	(417.0)	852.3
Interest expense, net	226.4	99.0	—	325.4
Net loss from extinguishment of debt	4.5	—	—	4.5

Income from continuing operations before income taxes	154.3	785.1	(417.0)	522.4
(Benefit) provision for income taxes	(99.8)	312.2	—	212.4

Income before loss from discontinued operations	254.1	472.9	(417.0)	310.0
Loss from discontinued operations, net of tax	—	55.9	—	55.9

Net income	$254.1	$417.0	$(417.0)	$254.1

Delhaize America, Inc.

Consolidated Statements of Income

For the Year Ended January 3, 2004

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$15,339.2	$—	$15,339.2
Cost of goods sold	—	11,444.8	—	11,444.8
Selling and administrative expenses	29.5	3,144.5	—	3,174.0
Equity in earnings of subsidiaries	(343.2)	—	343.2	—

Operating income	313.7	749.9	(343.2)	720.4
Interest expense, net	228.0	93.7	—	321.7

Income from continuing operations before income taxes	85.7	656.2	(343.2)	398.7
(Benefit) provision for income taxes	(97.1)	263.4	—	166.3

Income before loss from discontinued operations	182.8	392.8	(343.2)	232.4
Loss from discontinued operations, net of tax	—	38.7	—	38.7

Income before cumulative effect of change in accounting principle	182.8	354.1	(343.2)	193.7
Cumulative effect of change in accounting principle, net of tax	—	10.9	—	10.9

Net income	$182.8	$343.2	$(343.2)	$182.8

Delhaize America, Inc.

Consolidated Balance Sheets

As of December 31, 2005

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$513.3	$155.0	$—	$668.3
Receivables, net	—	116.9	—	116.9
Receivable from affiliate	18.5	72.7	(70.9)	20.3
Inventories	—	1,198.3	—	1,198.3
Prepaid expenses	1.8	30.2	—	32.0
Other current assets	—	26.7	—	26.7

Total current assets	533.6	1,599.8	(70.9)	2,062.5

Property and equipment, net	23.0	3,046.4	—	3,069.4
Goodwill	—	3,074.0	—	3,074.0
Intangibles, net	—	771.4	—	771.4
Reinsurance recoverable from affiliate	—	147.2	—	147.2
Deferred tax asset	61.9	—	(61.9)	—
Other assets	39.4	58.2	—	97.6
Investment in and advances to subsidiaries	6,117.8	—	(6,117.8)	—

Total assets	$6,775.7	$8,697.0	$(6,250.6)	$9,222.1

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$0.6	$756.1	$—	756.7
Payable to affiliate	60.7	14.7	(70.9)	4.5
Accrued expenses	53.6	217.5	—	271.1
Current portion of capital lease obligations	—	44.0	—	44.0
Current portion of long-term debt	567.9	13.4	—	581.3
Other current liabilities	—	127.5	—	127.5
Deferred income taxes, net	—	8.7	—	8.7
Income taxes payable	68.9	3.6	—	72.5

Total current liabilities	751.7	1,185.5	(70.9)	1,866.3

Long-term debt, net of current portion	2,218.5	61.4	—	2,279.9
Capital lease obligations, net of current portion	—	733.7	—	733.7
Deferred income taxes, net	—	277.1	(61.9)	215.2
Other liabilities, net	4.1	321.5	—	325.6

Total liabilities	2,974.3	2,579.2	(132.8)	5,420.7

Commitments and contingencies (Note 18)
Total shareholders’ equity	3,801.4	6,117.8	(6,117.8)	3,801.4

Total liabilities and shareholders’ equity	$6,775.7	$8,697.0	$(6,250.6)	$9,222.1

Delhaize America, Inc.

Consolidated Balance Sheets

As of January 1, 2005

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$351.3	$148.7	$—	$500.0
Receivables, net	1.0	120.4	(0.8)	120.6
Receivable from affiliate	15.3	52.1	(50.0)	17.4
Inventories	—	1,147.9	—	1,147.9
Prepaid expenses	1.8	34.8	—	36.6
Other current assets	—	26.3	—	26.3

Total current assets	369.4	1,530.2	(50.8)	1,848.8

Property and equipment, net	9.8	2,907.5	—	2,917.3
Goodwill	—	3,049.6	—	3,049.6
Intangibles, net	—	802.7	—	802.7
Reinsurance recoverable from affiliate	—	136.8	—	136.8
Deferred tax asset	65.1	—	(65.1)	—
Other assets	102.8	70.5	—	173.3
Investment in and advances to subsidiaries	5,969.0	—	(5,969.0)	—

Total assets	$6,516.1	$8,497.3	$(6,084.9)	$8,928.5

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$0.1	$665.0	$—	$665.1
Dividend payable	25.0	—	—	25.0
Payable to affiliate	38.9	12.0	(50.0)	0.9
Accrued expenses	54.8	201.2	—	256.0
Current portion of capital lease obligations	—	40.6	—	40.6
Current portion of long-term debt	—	13.1	(0.8)	12.3
Other current liabilities	—	151.2	—	151.2
Deferred income taxes, net	—	3.4	—	3.4
Income taxes payable	31.9	19.6	—	51.5

Total current liabilities	150.7	1,106.1	(50.8)	1,206.0

Long-term debt, net of current portion	2,794.6	71.6	—	2,866.2
Capital lease obligations, net of current portion	—	722.1	—	722.1
Deferred income taxes, net	—	315.4	(65.1)	250.3
Other liabilities, net	1.8	313.1	—	314.9

Total liabilities	2,947.1	2,528.3	(115.9)	5,359.5

Commitments and contingencies (Note 18)

Total shareholders’ equity	3,569.0	5,969.0	(5,969.0)	3,569.0

Total liabilities and shareholders’equity	$6,516.1	$8,497.3	$(6,084.9)	$8,928.5

Delhaize America, Inc.

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2005

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(217.2)	$1,077.8	$860.6

Cash flows from investing activities
Capital expenditures	(20.4)	(549.3)	(569.7)
Proceeds from sale of property and equipment	6.5	15.8	22.3
Other investment activity	52.9	1.9	54.8

Net cash provided by (used in) investing activities	39.0	(531.6)	(492.6)

Cash flows from financing activities
Proceeds from long-term debt	—	3.1	3.1
Principal payments on long-term debt	—	(14.0)	(14.0)
Principal payments under capital lease obligations	—	(40.9)	(40.9)
Dividends paid	(125.3)		(125.3)
Transfer from escrow to fund long-term debt	—	11.8	11.8
Net change in advances to subsidiaries	499.9	(499.9)	—
Parent common stock (ADSs) purchased	(49.0)	—	(49.0)
Proceeds from stock options exercised	4.3	—	4.3
Excess tax benefits related to stock options	10.3	—	10.3

Net cash provided by (used in) financing activities	340.2	(539.9)	(199.7)

Net increase in cash and cash equivalents	162.0	6.3	168.3
Cash and cash equivalents at beginning of year	351.3	148.7	500.0

Cash and cash equivalents at end of year	$513.3	$155.0	$668.3

Delhaize America, Inc.

Consolidated Statements of Cash Flows

For the Year Ended January 1, 2005

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(218.2)	$1,126.2	$908.0

Cash flows from investing activities
Capital expenditures	(3.6)	(410.1)	(413.7)
Investment in Victory, net of cash acquired		(178.8)	(178.8)
Proceeds from sale of property and equipment	—	32.5	32.5
Other investment activity	(33.5)	(0.4)	(33.9)

Net cash used in investing activities	(37.1)	(556.8)	(593.9)

Cash flows from financing activities
Proceeds from long-term debt	—	1.3	1.3
Principal payments on long-term debt	(44.1)	(27.4)	(71.5)
Principal payments under capital lease obligations	—	(35.7)	(35.7)
Transfer from escrow to fund long-term debt	—	8.6	8.6
Net change in advances to subsidiaries	534.0	(534.0)	—
Parent common stock (ADSs) purchased	(40.1)	—	(40.1)
Proceeds from stock options exercised	9.7	—	9.7

Net cash provided by (used in) financing activities	459.5	(587.2)	(127.7)

Net increase (decrease) in cash and cash equivalents	204.2	(17.8)	186.4
Cash and cash equivalents at beginning of year	147.1	166.5	313.6

Cash and cash equivalents at end of year	$351.3	$148.7	$500.0

Delhaize America, Inc.

Consolidated Statements of Cash Flows

For the Year Ended January 3, 2004

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(205.3)	$944.6	$739.3

Cash flows from investing activities
Capital expenditures	—	(379.5)	(379.5)
Investment in Harveys, net of cash acquired	(31.9)	0.2	(31.7)
Proceeds from sale of property and equipment	—	34.4	34.4
Other investment activity	(31.5)	1.9	(29.6)

Net cash used in investing activities	(63.4)	(343.0)	(406.4)

Cash flows from financing activities
Proceeds from long-term debt	—	10.4	10.4
Principal payments on long-term debt	(10.6)	(20.5)	(31.1)
Principal payments under capital lease obligations	—	(32.5)	(32.5)
Escrow funding for Senior Notes	—	(86.6)	(86.6)
Transfer from escrow to fund long-term debt	—	2.3	2.3
Taxes paid on capital contribution	(4.7)	—	(4.7)
Termination of interest rate swap	(2.7)	—	(2.7)
Net change in advances to subsidiaries	427.6	(427.6)	—
Parent common stock (ADSs) purchased	(7.8)	—	(7.8)
Proceeds from stock options exercised	2.0	—	2.0

Net cash provided by (used in) financing activities	403.8	(554.5)	(150.7)

Net increase in cash and cash equivalents	135.1	47.1	182.2
Cash and cash equivalents at beginning of year	12.0	119.4	131.4

Cash and cash equivalents at end of year	$147.1	$166.5	$313.6

The wholly-owned direct subsidiaries named below fully and unconditionally and jointly and severally guarantee Delhaize America’s 7.375% notes due 2006, 7.55% notes due 2007, 8.125% notes due 2011, 8.05% notes due 2027 and 9.00% debentures due 2031.

•	Food Lion, LLC is a North Carolina limited liability company that operates substantially all of the Company’s Food Lion stores. Food Lion’s executive offices are located at 2110 Executive Drive, Salisbury, North Carolina 28145-1330.

•	Hannaford Bros. Co. is a Maine corporation that operates substantially all of the Company’s Hannaford’s stores. Hannaford’s executive offices are located at 145 Pleasant Hill Road, Scarborough, Maine 04074.

•	Kash n’ Karry Food Stores, Inc. is a Delaware corporation that operates all the Company’s Kash n’ Karry and Sweetbay stores. Kash n’ Karry executive offices are located at 3801 Sugar Palm Drive, Tampa, Florida 33619.

•	J.H. Harvey Co., LLC is a Georgia limited liability company that operates all of the Company’s Harveys stores. Harveys executive offices are located at 727 S. Davis St., Nashville, Georgia 31639.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Delhaize America, Inc.

Salisbury, North Carolina

We have audited the accompanying consolidated balance sheets of Delhaize America, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and January 1, 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delhaize America, Inc. and subsidiaries at December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, in 2005, the Company early adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment”. Also, as discussed in Note 20 to the financial statements, in 2003, the Company changed its method of accounting for inventory from the retail method to the average item cost method and changed its method of accounting for vendor consideration received to comply with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

March 24, 2006

Results by Quarter

(unaudited)

(Dollars in millions)

2005	First Quarter (13 Weeks)	Second Quarter (13 Weeks)	Third Quarter (13 Weeks)	Fourth Quarter (13 Weeks)	Total 2005
Net sales and other Revenues	$4,028.6	$4,128.6	$4,198.4	$4,209.3	$16,564.9
Cost of goods sold	2,935.8	3,019.5	3,062.4	3,062.9	12,080.6
Selling and administrative expenses	886.7	903.1	909.5	887.6	3,586.9
Operating income	206.1	206.0	226.5	258.8	897.4
Net income	$69.5	$69.8	$83.3	$109.7	$332.3

2004	First Quarter (13 Weeks)	Second Quarter (13 Weeks)	Third Quarter (13 Weeks)	Fourth Quarter (13 Weeks)	Total 2004
Net sales and other Revenues	$3,855.7	$3,997.4	$3,991.4	$4,004.1	$15,848.6
Cost of goods sold	2,831.9	2,947.7	2,921.8	2,951.6	11,653.0
Selling and administrative expenses	814.7	828.7	844.3	855.6	3,343.3
Operating income	209.1	221.0	225.3	196.9	852.3
Net income	$23.6	$86.2	$87.3	$57.0	$254.1

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of Delhaize America’s management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2005. No change in Delhaize America’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 13. Certain Relationships and Related Transactions.

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14. Principal Accounting Fees and Services.

Deloitte & Touche LLP was appointed by the Audit Committee of Delhaize Group’s Board of Directors as our independent auditors. Deloitte & Touche LLP and its affiliates (collectively, “Deloitte”) billed Delhaize America the following aggregate amounts for the indicated types of services provided during 2005 and 2004:

(Dollars in millions)	2005	2004
Audit fees	$1.3	$0.7
Audit-related fees	1.1	0.6
Tax fees	0.1	0.3
Other fees	0.6	—

Total	$3.1	$1.6

•	Audit Fees. Represents fees for professional services provided for the audit of Delhaize America’s annual financial statements and review of Delhaize America’s quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings.

•	Audit-Related Fees. Represents fees for employee benefit plan audits, consultation on accounting pronouncements and internal and financial reporting standards. Note these fees for fiscal 2004 include amounts paid on behalf of Delhaize Group.

•	Tax Fees. Represents fees for professional services provided primarily for tax advice and consulting.

•	Other Fees. Represents fees for consulting services provided for cost optimization project.

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

3.	Exhibits:

Exhibit No.	Description

2	Agreement and Plan of Share Exchange dated as of November 16, 2000 between Etablissements Delhaize Frères et Cie “Le Lion” S. A. and the Company, as amended (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form F-4 of Etablissements Delhaize Frères et Cie “Le Lion” S. A. dated March 23, 2001) (Registration No. 333-13302)

3(a)	Articles of Incorporation, together with all amendments thereto (through May 5, 1988)(incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

3(b)	Articles of Amendment to Articles of Incorporation, effective as of September 9, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 7, 1999) (SEC File No. 1-15275)

3(c)	Articles of Amendment to Articles of Incorporation, effective as of April 25, 2001 (incorporated by reference to Exhibit 3(c) of the Company’s Annual Report on Form 10-K dated March 29, 2002) (SEC File No. 0-6080)

3(d)	Bylaws of the Company effective May 25, 2001 (incorporated by reference to Exhibit 3(d) of the Company’s Annual Report on Form 10-K dated March 29, 2002) (SEC File No. 0-6080)

4(a)	Indenture dated as of August 15, 1991, between the Company and The Bank of New York, as Trustee, providing for the issuance of an unlimited amount of debt securities in one or more series (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

4(b)	Form of Food Lion, Inc. Medium Term Note (Global Fixed Rate) (incorporated by reference to Exhibit 4(b) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

4(c)	Indenture, dated as of April 15, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4(d)	First Supplemental Indenture, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4(e)	Second Supplemental Indenture, dated as of September 6, 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash n’ Karry and Sweetbay Food Stores, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(e) of the Company’s Registration Statement on Form S-4 dated September 17, 2001) (Registration No. 333-69520)

4(f)	Form of Third Supplemental Indenture, dated as of November , 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash `n Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop `n Save-Mass., Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(f) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)

4(g)	Registration Rights Agreement, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and Salomon Smith Barney, Inc., Chase Securities Inc. and Deutsche Banc Alex. Brown, in their respective capacities as initial purchasers and as representatives of the other initial purchasers (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4(h)	Fourth Supplemental Indenture, dated March 10, 2004 and effective as of December 31, 2003, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co. Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop ‘n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannaford Licensing Corp. and The Bank of New York (incorporated by reference to Exhibit 4(h) of the Company’s Annual Report on Form 10-K dated April 2, 2004) (SEC File No. 0-6080)

4(i)	Second Supplemental Indenture, dated as of May 12, 2004, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co, Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop’n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannaford Licensing Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(b) of the Company’s Quarterly Report on Form 10-Q dated May 18, 2004) (SEC File No. 0-6080)

4(j)	Fifth Supplemental Indenture, dated May 17, 2005 and effective as of January 1, 2005, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co. Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop ‘n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannaford Licensing Corp., Victory Distributors, Inc. and The Bank of New York (incorporated by reference to Exhibit 4 of the Company’s Quarterly Report on Form 10-Q dated May 17, 2005) (SEC File No. 0-6080)

10(a)	U.S. Distribution Agreement dated August 20, 1991, between the Company and Goldman, Sachs & Co. and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount of the Company’s Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

10(b)	License Agreement between the Company and Etablissements Delhaize Frères et Cie “Le Lion” S.A. dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company’s Annual Report on Form 10-K dated March 31, 1994) (SEC File No. 0-6080)

10(c)	License Agreement, dated as of June 19, 1997, among the Company, Kash n’ Karry and Sweetbay Food Stores, Inc., and Etablissements Delhaize Frères et Cie “Le Lion” S.A. (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated July 25, 1997) (SEC File No. 0-6080)

10(d)	First Supplement Indenture dated as of April 21, 1997, among Food Lion Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 0-6080)

10(e)	Underwriting Agreement dated as of April 16, 1997, between Food Lion, Inc. and Salomon Brothers, Inc. for itself and as representative for NationsBanc Capital Markets Inc. (incorporated by reference to Exhibit 10(b) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 0-6080)

10(f)	Agreement, dated as of January 4, 1998, between Etablissements Delhaize Frères et Cie “Le Lion” S.A. and the Company (incorporated by reference to 10(af) of the Company’s Annual Report on Form 10-K dated April 8, 1998) (SEC File No. 0-6080)

10(g)	Credit Agreement, dated as of April 22, 2005, among Delhaize America, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Issuing Bank and Swingline Lender relating to the $500,000,000 5-Year Revolving Credit Facility (incorporated by reference to Exhibit 10 of Company’s Current Report of Form 8-K dated April 22, 2005) (SEC File No. 000-06080)

18(a)	Preferability Letter from Deloitte & Touche LLP (incorporated by reference to Exhibit 18 of the Company’s Quarterly Report on Form 10-Q dated August 12, 2003) (SEC File No. 000-06080)

18(b)	Preferability Letter from Deloitte & Touche LLP

23	Consent of Deloitte & Touche LLP

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31(b)	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32	Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

99	Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delhaize America, Inc.

	By:	/s/ Carol M. Herndon
Date: March 27, 2006		Carol M. Herndon
Executive Vice President of Accounting and Analysis and Chief Accounting Officer Principal Accounting Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 27, 2006	By:	/s/ Carol M. Herndon
Carol M. Herndon Executive Vice President of Accounting and Analysis and Chief Accounting Officer Principal Accounting Officer and Principal Financial Officer

Date: March 27, 2006	By:	/s/ Pierre-Olivier Beckers
Pierre-Olivier Beckers Chairman and Chief Executive Officer Director

EXHIBIT INDEX

to

ANNUAL REPORT ON FORM 10-K of

Delhaize America, Inc.

For the Fiscal Year Ended December 31, 2005

Exhibit No.	Description
2	Agreement and Plan of Share Exchange dated as of November 16, 2000 between Etablissements Delhaize Frères et Cie “Le Lion” S. A. and the Company, as amended (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form F-4 of Etablissements Delhaize Frères et Cie “Le Lion” S. A. dated March 23, 2001) (Registration No. 333-13302)

3(a)	Articles of Incorporation, together with all amendments thereto (through May 5, 1988) (incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

3(b)	Articles of Amendment to Articles of Incorporation, effective as of September 9, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 7, 1999) (SEC File No. 1-15275)

3(c)	Articles of Amendment to Articles of Incorporation, effective as of April 25, 2001 (incorporated by reference to Exhibit 3(c) of the Company’s Annual Report on Form 10-K dated March 29, 2002) (SEC File No. 0-6080)

3(d)	Bylaws of the Company effective May 25, 2001 (incorporated by reference to Exhibit 3(d) of the Company’s Annual Report on Form 10-K dated March 29, 2002) (SEC File No. 0-6080)

4(a)	Indenture dated as of August 15, 1991, between the Company and The Bank of New York, as Trustee, providing for the issuance of an unlimited amount of debt securities in one or more series (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

4(b)	Form of Food Lion, Inc. Medium Term Note (Global Fixed Rate) (incorporated by reference to Exhibit 4(b) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

4(c)	Indenture, dated as of April 15, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4(d)	First Supplemental Indenture, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4(e)	Second Supplemental Indenture, dated as of September 6, 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash n’ Karry and Sweetbay Food Stores, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(e) of the Company’s Registration Statement on Form S-4 dated September 17, 2001) (Registration No. 333-69520)

4(f)	Form of Third Supplemental Indenture, dated as of November , 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash `n Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington,

Inc., Shop `n Save-Mass., Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(f) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)

4(g)	Registration Rights Agreement, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and Salomon Smith Barney, Inc., Chase Securities Inc. and Deutsche Banc Alex. Brown, in their respective capacities as initial purchasers and as representatives of the other initial purchasers (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4(h)	Fourth Supplemental Indenture, dated March 10, 2004 and effective as of December 31, 2003, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co. Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop ‘n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannaford Licensing Corp. and The Bank of New York (incorporated by reference to Exhibit 4(h) of the Company’s Annual Report on Form 10-K dated April 2, 2004) (SEC File No. 0-6080)

4(i)	Second Supplemental Indenture, dated as of May 12, 2004, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co, Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop’n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannaford Licensing Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(b) of the Company’s Quarterly Report on Form 10-Q dated May 18, 2004) (SEC File No. 0-6080)

4(j)	Fifth Supplemental Indenture, dated May 17, 2005 and effective as of January 1, 2005, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co. Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop ‘n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannaford Licensing Corp., Victory Distributors, Inc. and The Bank of New York (incorporated by reference to Exhibit 4 of the Company’s Quarterly Report on Form 10-Q dated May 17, 2005) (SEC File No. 0-6080)

10(a)	U.S. Distribution Agreement dated August 20, 1991, between the Company and Goldman, Sachs & Co. and Merrill Lynch & Co. relating to the sale of up to $300,000,000 in principal amount of the Company’s Medium-Term Notes (incorporated by reference to Exhibit 10(p) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 0-6080)

10(b)	License Agreement between the Company and Etablissements Delhaize Frères et Cie “Le Lion” S.A. dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company’s Annual Report on Form 10-K dated March 31, 1994) (SEC File No. 0-6080)

10(c)	License Agreement, dated as of June 19, 1997, among the Company, Kash n’ Karry and Sweetbay Food Stores, Inc., and Etablissements Delhaize Frères et Cie “Le Lion” S.A. (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated July 25, 1997) (SEC File No. 0-6080)

10(d)	First Supplement Indenture dated as of April 21, 1997, among Food Lion Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 0-6080)

10(e)	Underwriting Agreement dated as of April 16, 1997, between Food Lion, Inc. and Salomon Brothers, Inc. for itself and as representative for NationsBanc Capital Markets Inc. (incorporated by reference to Exhibit 10(b) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 0-6080)

10(f)	Agreement, dated as of January 4, 1998, between Etablissements Delhaize Frères et Cie “Le Lion” S.A. and the Company (incorporated by reference to 10(af) of the Company’s Annual Report on Form 10-K dated April 8, 1998) (SEC File No. 0-6080)

10(g)	Credit Agreement, dated as of April 22, 2005, among Delhaize America, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Issuing Bank and Swingline Lender relating to the $500,000,000 5-Year Revolving Credit Facility (incorporated by reference to Exhibit 10 of Company’s Current Report of Form 8-K dated April 22, 2005) (SEC File No. 000-06080)

18(a)	Preferability Letter from Deloitte & Touche LLP (incorporated by reference to Exhibit 18 of the Company’s Quarterly Report on Form 10-Q dated August 12, 2003) (SEC File No. 000-06080)

18(b)	Preferability Letter from Deloitte & Touche LLP

23	Consent of Deloitte & Touche LLP

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31(b)	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32	Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

99	Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K