Form 10-Q
period 2006-04-01
DELHAIZE AMERICA INC
filed 2006-05-16
CIK 37912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File number 0-6080

DELHAIZE AMERICA, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0660192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2110 Executive Drive, Salisbury, NC 28147

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

Outstanding shares of common stock of the Registrant as of May 16, 2006.

Class A Common Stock – 91,270,348,481

Class B Common Stock –        75,468,935

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELHAIZE AMERICA, INC.

INDEX TO FORM 10-Q

April 1, 2006

Unless the context otherwise requires, the terms “Delhaize America,” the “Company,” “we,” “us” and “our” refer to Delhaize America, Inc., a North Carolina corporation, together with its consolidated subsidiaries.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Statements included in, or incorporated by reference into, this quarterly report on Form 10-Q, other than statements of historical fact, that address activities, events or developments that Delhaize America expects or anticipates will or may occur in the future, including, without limitation, statements regarding the expansion and growth of Delhaize America’s business, anticipated store openings and renovations, future capital expenditures, projected revenue growth or synergies resulting from acquisitions, and business strategy, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995 about Delhaize America that are subject to risks and uncertainties. These forward-looking statements generally can be identified as statements that include phrases such as “believe”, “project”, “estimate”, “strategy”, “may”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “likely”, “will”, “should” or other similar words or phrases.

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Item 1A, “Risk Factors”, of Delhaize America’s annual report on Form 10-K for the year ended December 31, 2005. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

For the 13 weeks ended April 1, 2006 and April 2, 2005

(Dollars in millions)

	13 Weeks Ended April 1, 2006	13 Weeks Ended April 2, 2005
Net sales and other revenues	$4,146.6	$4,028.6
Cost of goods sold	3,007.2	2,935.8
Selling and administrative expenses	918.1	886.7

Operating income	221.3	206.1
Interest expense, net	78.0	81.5

Income from continuing operations before income taxes	143.3	124.6
Income taxes	58.8	52.9

Income before loss from discontinued operations	84.5	71.7
Loss from discontinued operations, net of tax	1.3	2.2

Net income	$83.2	$69.5

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of April 1, 2006 and December 31, 2005

(Dollars in millions)

	April 1, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$813.3	$668.3
Receivables, net	129.3	116.9
Receivable from affiliate	14.2	20.3
Inventories	1,165.6	1,198.3
Prepaid expenses	33.2	32.0
Other current assets	32.7	26.7

Total current assets	2,188.3	2,062.5

Property and equipment, net	3,075.7	3,069.4
Goodwill	3,076.2	3,074.0
Intangibles, net	765.2	771.4
Loan to affiliate	19.8	17.4
Reinsurance recoverable from affiliate	149.2	147.2
Other assets	71.9	80.2

Total assets	$9,346.3	$9,222.1

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$707.5	$756.7
Payable to affiliate	17.4	4.5
Accrued expenses	297.2	271.1
Current portion of capital lease obligations	45.3	44.0
Current portion of long-term debt	580.8	581.3
Other current liabilities	152.2	127.5
Deferred income taxes, net	8.9	12.3
Income taxes payable	115.8	72.5

Total current liabilities	1,925.1	1,869.9

Long-term debt, net of current portion	2,272.5	2,279.9
Capital lease obligations, net of current portion	738.1	733.7
Deferred income taxes, net	203.4	211.6
Other liabilities, net	326.4	325.6

Total liabilities	5,465.5	5,420.7

Commitments and contingencies (Note 10)

Shareholders’ equity:

Class A non-voting common stock	163.1	163.1
Class B voting common stock	37.7	37.7
Accumulated other comprehensive loss, net of tax	(47.7)	(49.0)
Additional paid-in capital	2,524.6	2,516.5
Retained earnings	1,203.1	1,133.1

Total shareholders’ equity	3,880.8	3,801.4

Total liabilities and shareholders’ equity	$9,346.3	$9,222.1

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the 13 weeks ended April 1, 2006 and April 2, 2005

(Dollars in millions)

	13 Weeks Ended April 1, 2006	13 Weeks Ended April 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$83.2	$69.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123.9	118.6
Amortization of debt costs/premium	0.9	0.9
Amortization of deferred loss on derivative	2.1	2.1
Transfer from escrow to fund interest, net of accretion	0.5	0.7
Accrued interest on interest rate swap	(0.1)	(1.4)
Net loss on disposals of property and capital lease terminations	2.5	1.0
Provision for losses on uncollectible receivables and write-off of receivables	4.3	3.5
Stock compensation expense	6.5	5.8
Deferred income tax benefit	(12.4)	(10.7)
Changes in operating assets and liabilities which provided (used) cash:
Receivables	(16.7)	3.9
Net receivable from affiliate	18.9	3.9
Inventories	31.8	(7.6)
Prepaid expenses	(1.1)	(42.4)
Other assets	(4.8)	(3.2)
Accounts payable	(37.0)	(16.7)
Accrued expenses	26.0	32.6
Income taxes payable	47.6	55.3
Excess tax benefits related to stock options	(4.3)	(3.7)
Other liabilities	21.3	9.0

Total adjustments	209.9	151.6

Net cash provided by operating activities	293.1	221.1

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(123.5)	(101.6)
Proceeds from sale of property	1.1	2.3
Other investment activity	(1.9)	(0.3)

Net cash used in investing activities	(124.3)	(99.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(5.8)	(5.9)
Principal payments under capital lease obligations	(12.0)	(11.1)
Dividends paid	—	(25.0)
Transfer from escrow to fund long-term debt	5.6	5.6
Parent common stock (ADSs) purchased	(16.7)	(14.9)
Proceeds from stock options exercised	0.8	2.5
Excess tax benefits related to stock options	4.3	3.7

Net cash used in financing activities	(23.8)	(45.1)

Net increase in cash and cash equivalents	145.0	76.4
Cash and cash equivalents at beginning of year	668.3	500.0

Cash and cash equivalents at end of period	$813.3	$576.4

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1) Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with the requirements for Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Annual Report on Form 10-K of Delhaize America, Inc. Accordingly, the reader of this Form 10-Q should refer to the Company’s Form 10-K for the year ended December 31, 2005 for further information. Unless the context otherwise requires, references to “Delhaize America” or the “Company” in these unaudited condensed consolidated financial statements refers to Delhaize America, Inc. and its consolidated subsidiaries.

Certain accounts in the 2005 condensed consolidated financial statements were reclassified to conform to the 2006 condensed financial statement presentation. Major financial statement line items that were reclassified included:

Condensed Consolidated Statement of Income

(Dollars in millions)	From	To	13 weeks ended 4/2/05
Advertising expense	Cost of goods sold	Selling and administrative expenses	$32.1

The financial information presented herein has been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, the financial information includes all adjustments, including normal recurring items, necessary for a fair presentation of interim results.

2) Supplemental Disclosure of Cash Flow Information

Selected cash payments and non-cash activities during the period were as follows:

(Dollars in millions)	13 Weeks ended April 1, 2006	13 Weeks ended April 2, 2005
Cash payments for income taxes, net of refunds	$22.8	$7.0
Cash payments for interest, net of amounts capitalized	17.4	20.9

Non-cash investing and financing activities:
Capital lease obligations incurred for store properties and equipment	17.6	22.3
Capital lease obligations terminated for store properties and equipment	—	0.7
Change in construction in progress accruals	3.2	—
Change in reinsurance recoverable and other liabilities	—	3.3
Reduction of income taxes payable and goodwill for tax adjustments	—	0.2

3) Inventories

Inventories are stated at the lower of cost (Last-in, First-out (“LIFO”), First-in, First-out (“FIFO”) and Average Cost) or market. Inventories valued using LIFO method comprised approximately 75% and 74% of inventories on April 1, 2006 and December 31, 2005, respectively. If the Company did not report under the LIFO method, inventories would have been $55.9 million and $52.8 million greater as of April 1, 2006 and December 31, 2005, respectively. Application of the LIFO method resulted in an increase in cost of goods sold of $3.1 million and $3.2 million for the 13 weeks ended April 1, 2006 and April 2, 2005, respectively.

The Company evaluates inventory shrinkage throughout the year based on actual physical counts in its stores and distribution centers and records adjustments based on the results of these counts applied to the total inventory to provide for the estimated shrinkage as of the balance sheet date. Shrinkage refers to the difference in the amount of inventory the Company initially records and the actual inventory on hand. Shrinkage primarily occurs in perishable items, due to spoilage, breakage and other inventory losses.

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

Total supplier allowances recognized in cost of sales for the 13 weeks ended April 1, 2006 and April 2, 2005, are shown below:

(Dollars in millions)	13 weeks ended April 1, 2006	13 weeks ended April 2, 2005
Allowances credited to cost of inventory sold	$22.7	$27.5
Other allowances	35.7	35.6

Total supplier allowances recognized in cost of sales	$58.4	$63.1

5) Accounting for Stock-Based Compensation

Stock Option Plans

The Company’s employees are eligible to participate in a stock option plan of its parent company, the Delhaize Group 2002 Stock Incentive Plan (the “Delhaize Group Plan”), under which options to purchase Delhaize Group American Depository Shares (“ADSs”) may be granted to officers and key employees at prices equal to fair market value on the date of the grant. The Board of Directors of Delhaize Group determines on the date of grant when options become exercisable provided that no option may be exercised more than ten years after the date of grant. Unlike option exercises under the Prior Plans (defined below), the exercise of options under the Delhaize Group Plan by an optionee results in the issuance of new Delhaize Group ordinary shares through a capital increase of the Company’s parent, Delhaize Group. In connection with the exercise of an option, the optionee pays the exercise price to Delhaize Group. Additionally, the Company pays Delhaize Group an amount equal to the difference between the exercise price of the option and the fair market value of the ADSs on the date of exercise, which totaled $13.0 million and $9.4 million for the 13 weeks ended April 1, 2006 and April 2, 2005, respectively. The Company records these payments with a charge to equity (Retained Earnings). These Company payments are included as part of parent common stock (ADSs) purchased under cash flows from financing activities on the Company’s condensed consolidated statements of cash flows.

Additionally, there are outstanding options to purchase Delhaize Group ADSs under the Company’s 1996 Food Lion Plan, 1988 and 1998 Hannaford Plans and 2000 Delhaize America Plan (collectively, the “Prior Plans”); however, the Company can no longer grant options under these Prior Plans. The terms and conditions of the Prior Plans are substantially consistent with the current Delhaize Group Plan, with the exception that the Company purchases ADSs to deliver to persons exercising options under the Prior Plans. For the 13 weeks ended April 1, 2006 and April 2, 2005, the Company acquired 24,900 ADSs for $1.7 million and 71,842 ADSs for $5.2 million, respectively, to support the exercise of options under the Prior Plans. These Company payments are included as part of parent common stock (ADSs) purchased under cash flows from financing activities on the Company’s condensed consolidated statements of cash flows. The Company records the purchase of such ADSs with a decrease to equity (Additional Paid in Capital) equal to the fair market value of the stock at the time of purchase. When an optionee exercises an option under a Prior Plan, the Company records a cash receipt for the exercise price with an increase to equity (Additional Paid in Capital). The difference between the exercise price received and the cost to the Company of the ADSs is recorded in equity accounts (Additional Paid in Capital and Retained Earnings). The Company received proceeds from stock options exercised under the Prior Plans totaling $0.8 million and $2.5 million for the 13 weeks ended April 1, 2006 and April 2, 2005, respectively.

The Company recorded compensation expense related to stock options of $5.0 million ($4.5 million, net of tax) and $4.7 million ($4.4 million, net of tax) for the 13 weeks ended April 1, 2006 and April 2, 2005, respectively. As of April 1 2006, there was $14.1 million of unrecognized compensation cost related to nonvested option shares that is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes the stock option transactions for the 13 weeks ended April 1, 2006:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Dollars in millions)
Outstanding at January 1, 2006	5,038,861	$45.49	—	—
Granted	2,946	71.03	—	—
Exercised	(426,368)	37.95	—	—
Forfeited	(40,201)	48.33	—	—

Outstanding at April 1, 2006	4,575,238	$46.18	7.2	$116.2

Options exercisable at April 1, 2006	1,847,452	$43.61	5.7	$51.9

The total intrinsic value of options exercised during the 13 weeks ended April 1, 2006 and April 2, 2005 was $13.4 million and $10.9 million, respectively.

Restricted Stock Units and Restricted Stock Plan

The Company also has restricted stock (Delhaize Group Restricted ADSs) awards and restricted stock unit awards outstanding for executive employees. Restricted stock unit awards represent the right to receive the number of ADSs set forth in the award at the vesting date. Unlike awards of restricted stock, no ADSs are issued with respect to these awards until the applicable vesting dates. In May 2002, the Company ceased granting restricted stock awards and began granting restricted stock unit awards under its 2002 Restricted Stock Unit Plan. The Company purchases ADSs on the open market to support vesting of restricted stock unit awards under the 2002 Restricted Stock Unit Plan. For the 13 weeks ended April 1, 2006, the Company acquired 27,500 ADSs on the open market at a cost of $1.8 million to support vesting of 1,884 restricted stock units awarded under the 2002 Restricted Stock Unit Plan. This amount is included as part of parent common stock (ADSs) purchased under cash flows from financing activities on the Company’s condensed consolidated statements of cash flows. No ADSs were acquired for the restricted stock plan for the 13 weeks ended April 2, 2005. In addition, the Company withheld and paid on employees’ behalf related taxes on restricted ADSs vested of $0.2 million and $0.3 million for the 13 weeks ended April 1, 2006 and April 2, 2005, respectively. These amounts are included as part of parent common stock (ADSs) purchased under cash flows from financing activities on the Company’s condensed consolidated statements of cash flows.

The Company recorded compensation expense related to restricted stock of $1.5 million ($.9 million, net of tax) and $1.1 million ($.7 million, net of tax) for the 13 weeks ended April 1, 2006 and April 2, 2005, respectively. As of April 1, 2006, there was $12.4 million of unrecognized compensation cost related to restricted share and restricted stock unit compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes the restricted share and restricted stock unit transactions for the 13 weeks ended April 1, 2006:

	Shares and Units Outstanding	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2006	495,892	$45.26
Granted	—	—
Vested	(11,096)	48.99
Forfeited	(2,872)	46.43

Outstanding at April 1, 2006	481,924	$45.17

6) Goodwill and Intangible Assets

Goodwill and intangible assets are comprised of the following:

(Dollars in millions)	April 1, 2006	December 31, 2005
Goodwill	$3,076.2	$3,074.0
Trademarks	476.9	476.9
Favorable lease rights	350.3	353.2
Prescription files	19.5	18.9
Liquor licenses	4.5	4.3
Software	142.7	134.6
Other	29.1	28.5

	4,099.2	4,090.4
Less accumulated amortization	257.8	245.0

	$3,841.4	$3,845.4

Amortization expense totaled $13.1 million for the 13 weeks ended April 1, 2006 and $15.4 million for the 13 weeks ended April 2, 2005. Amortization expense is included in selling and administrative expenses.

The following represents a summary of changes in goodwill for the periods presented:

(Dollars in millions)	April 1, 2006	December 31, 2005
Balance at beginning of year	$3,074.0	$3,049.6
Acquisitions and adjustments to initial purchase accounting	2.2	27.7
Reduction of goodwill	—	(3.3)

Balance at end of period	$3,076.2	$3,074.0

The carrying amount of goodwill and trademarks (indefinite lived intangible assets) at each of the Company’s reporting units follows:

	April 1, 2006		December 31, 2005
(Dollars in millions)	Goodwill	Trademarks	Goodwill	Trademarks
Food Lion	$1,149.2	$249.3	$1,147.0	$249.3
Hannaford	1,923.0	222.8	1,923.0	222.8
Harveys	4.0	4.8	4.0	4.8

	$3,076.2	$476.9	$3,074.0	$476.9

As of April 1, 2006 and December 31, 2005, the Company’s intangible assets with finite lives consist of favorable lease rights, prescription files, liquor licenses and software. The components of its intangible assets with finite lives are as follows:

	April 1, 2006			December 31, 2005
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Favorable lease rights	$350.3	$(172.2)	$178.1	$353.2	$(166.2)	$187.0
Other	195.8	(85.6)	110.2	186.3	(78.8)	107.5

Total	$546.1	$(257.8)	$288.3	$539.5	$(245.0)	$294.5

7) Comprehensive Income

Comprehensive income includes net income and other comprehensive loss. Other comprehensive loss includes items that are currently excluded from the Company’s net income and recorded directly to shareholders’ equity. Included in other comprehensive loss are deferred loss on hedges, minimum pension liability adjustments and unrealized gains (losses) on available-for-sale securities. Comprehensive income was $84.5 million and $70.9 million for the 13 weeks ended April 1, 2006 and April 2, 2005, respectively.

8) Store Closings

The following table reflects activity in the number of stores closed for the 13 weeks ended April 1, 2006:

	Closed Stores Included In Discontinued Operations	Closed Stores Included In Continuing Operations	Total
As of December 31, 2005	44	147	191
Store closings added	—	9	9
Stores sold/lease terminated	—	(7)	(7)

As of April 1, 2006	44	149	193

The following table reflects closed store liabilities as of April 1, 2006 and activity during the quarter, including additions to closed store liabilities charged to operations or discontinued operations and adjustments to liabilities based on changes in facts and circumstances and payments made:

(Dollars in millions)	Closed Stores Included In Discontinued Operations	Closed Stores Included In Continuing Operations	Total
Balance at December 31, 2005	$40.2	$84.6	$124.8
Additions:
Store closings – lease obligations	—	0.9	0.9
Store closings – other exit costs	—	0.1	0.1

Total additions	—	1.0	1.0
Adjustments to estimates:
Lease obligation	0.5	(1.1)	(0.6)
Other exit costs	0.2	(0.3)	(0.1)

Total adjustments	0.7	(1.4)	(0.7)
Reductions:
Lease/termination payments made	(1.0)	(3.8)	(4.8)
Payments for other exit costs	(0.4)	(0.5)	(0.9)

Total reductions	(1.4)	(4.3)	(5.7)

Balance at April 1, 2006	$39.5	$79.9	$119.4

9) Guarantor Subsidiaries

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

Delhaize America, Inc.

Condensed Consolidated Statements of Income

For the 13 Weeks ended April 1, 2006

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$4,146.6	$—	$4,146.6
Cost of goods sold	—	3,007.2	—	3,007.2
Selling and administrative expenses	7.1	911.0	—	918.1
Equity in earnings of subsidiaries	(120.7)	—	120.7	—

Operating income	113.6	228.4	(120.7)	221.3
Interest expense, net	53.3	24.7	—	78.0

Income from continuing operations before income taxes	60.3	203.7	(120.7)	143.3
Income taxes (benefit)	(22.9)	81.7	—	58.8

Income before loss from discontinued operations	83.2	122.0	(120.7)	84.5
Loss from discontinued operations, net of tax	—	1.3	—	1.3

Net income	$83.2	$120.7	$(120.7)	$83.2

Delhaize America, Inc.

Condensed Consolidated Statements of Income

For the 13 Weeks ended April 2, 2005

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$4,028.6	$—	$4,028.6
Cost of goods sold	—	2,935.8	—	2,935.8
Selling and administrative expenses	7.9	878.8	—	886.7
Equity in earnings of subsidiaries	(109.5)	—	109.5	—

Operating income	101.6	214.0	(109.5)	206.1
Interest expense, net	56.6	24.9	—	81.5

Income (loss) from continuing operations before income taxes	45.0	189.1	(109.5)	124.6
Income taxes (benefit)	(24.5)	77.4	—	52.9

Income before loss from discontinued operations	69.5	111.7	(109.5)	71.7
Loss from discontinued operations, net of tax	—	2.2	—	2.2

Net income	$69.5	$109.5	$(109.5)	$69.5

Delhaize America, Inc.

Condensed Consolidated Balance Sheets

As of April 1, 2006

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$668.3	$145.0	$—	$813.3
Receivables, net	—	129.3	—	129.3
Receivable from affiliate	11.2	55.1	(52.1)	14.2
Inventories	—	1,165.6	—	1,165.6
Prepaid expenses	1.3	31.9	—	33.2
Other current assets	—	32.7	—	32.7

Total current assets	680.8	1,559.6	(52.1)	2,188.3

Property and equipment, net	22.5	3,053.2	—	3,075.7
Goodwill	—	3,076.2	—	3,076.2
Intangibles, net	—	765.2	—	765.2
Loan to affiliate	19.8	—	—	19.8
Reinsurance recoverable from affiliate	—	149.2	—	149.2
Deferred tax asset	61.1	—	(61.1)	—
Other assets	20.9	51.0	—	71.9
Investment in and advances to subsidiaries	6,134.1	—	(6,134.1)	—

Total assets	$6,939.2	$8,654.4	$(6,247.3)	$9,346.3

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$—	$707.5	$—	$707.5
Payable to affiliate	42.4	27.1	(52.1)	17.4
Accrued expenses	112.5	184.7	—	297.2
Current portion of capital lease obligations	—	45.3	—	45.3
Current portion of long-term debt	567.4	13.4	—	580.8
Other current liabilities	—	152.2	—	152.2
Deferred income taxes, net	—	4.7	4.2	8.9
Income taxes payable	112.8	3.0	—	115.8

Total current liabilities	835.1	1,137.9	(47.9)	1,925.1

Long-term debt, net of current portion	2,216.9	55.6	—	2,272.5
Capital lease obligations, net of current portion	—	738.1	—	738.1
Deferred income taxes, net	—	268.7	(65.3)	203.4
Other liabilities, net	6.4	320.0	—	326.4

Total liabilities	3,058.4	2,520.3	(113.2)	5,465.5

Commitments and contingencies	—	—	—	—

Total shareholders’ equity	3,880.8	6,134.1	(6,134.1)	3,880.8

Total liabilities and shareholders’ equity	$6,939.2	$8,654.4	$(6,247.3)	$9,346.3

Delhaize America, Inc.

Condensed Consolidated Balance Sheets

As of December 31, 2005

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$513.3	$155.0	$—	$668.3
Receivables, net	—	116.9	—	116.9
Receivable from affiliate	18.5	72.7	(70.9)	20.3
Inventories	—	1,198.3	—	1,198.3
Prepaid expenses	1.8	30.2	—	32.0
Deferred tax asset	—	(8.7)	8.7	—
Other current assets	—	26.7	—	26.7

Total current assets	533.6	1,591.1	(62.2)	2,062.5

Property and equipment, net	23.0	3,046.4	—	3,069.4
Goodwill	—	3,074.0	—	3,074.0
Intangibles, net	—	771.4	—	771.4
Loan to affiliate	17.4	—	—	17.4
Reinsurance recoverable from affiliate	—	147.2	—	147.2
Deferred tax asset	61.9	—	(61.9)	—
Other assets	22.0	58.2	—	80.2
Investment in and advances to subsidiaries	6,117.8	—	(6,117.8)	—

Total assets	$6,775.7	$8,688.3	$(6,241.9)	$9,222.1

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$0.6	$756.1	$—	756.7
Payable to affiliate	60.7	14.7	(70.9)	4.5
Accrued expenses	53.6	217.5	—	271.1
Current portion of capital lease obligations	—	44.0	—	44.0
Current portion of long-term debt	567.9	13.4	—	581.3
Other current liabilities	—	127.5	—	127.5
Deferred income taxes, net	—	—	12.3	12.3
Income taxes payable	68.9	3.6	—	72.5

Total current liabilities	751.7	1,176.8	(58.6)	1,869.9

Long-term debt, net of current portion	2,218.5	61.4	—	2,279.9
Capital lease obligations, net of current portion	—	733.7	—	733.7
Deferred income taxes, net	—	277.1	(65.5)	211.6
Other liabilities, net	4.1	321.5	—	325.6

Total liabilities	2,974.3	2,570.5	(124.1)	5,420.7

Commitments and contingencies	—	—	—	—

Total shareholders’ equity	3,801.4	6,117.8	(6,117.8)	3,801.4

Total liabilities and shareholders’ equity	$6,775.7	$8,688.3	$(6,241.9)	$9,222.1

Delhaize America, Inc.

Condensed Consolidated Statements of Cash Flows

For the 13 Weeks ended April 1, 2006

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$4.1	$289.0	$293.1

Cash flows from investing activities
Capital expenditures	—	(123.5)	(123.5)
Proceeds from sale of property	—	1.1	1.1
Other investment activity	(2.0)	0.1	(1.9)

Net cash used in investing activities	(2.0)	(122.3)	(124.3)

Cash flows from financing activities
Principal payments on long-term debt	—	(5.8)	(5.8)
Principal payments under capital lease obligations	—	(12.0)	(12.0)
Transfer from escrow to fund long-term debt	—	5.6	5.6
Net change in advances to subsidiaries	164.5	(164.5)	—
Parent common stock (ADSs) purchased	(16.7)	—	(16.7)
Proceeds from stock options exercised	0.8	—	0.8
Excess tax benefits related to stock options	4.3	—	4.3

Net cash provided by (used in) financing activities	152.9	(176.7)	(23.8)

Net increase (decrease) in cash and cash equivalents	155.0	(10.0)	145.0
Cash and cash equivalents at beginning of year	513.3	155.0	668.3

Cash and cash equivalents at end of period	$668.3	$145.0	$813.3

Delhaize America, Inc.

Condensed Consolidated Statements of Cash Flows

For the 13 Weeks ended April 2, 2005

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(5.7)	$226.8	$221.1

Cash flows from investing activities
Capital expenditures	(1.7)	(99.9)	(101.6)
Proceeds from sale of property	—	2.3	2.3
Other investment activity	(3.7)	3.4	(0.3)

Net cash used in investing activities	(5.4)	(94.2)	(99.6)

Cash flows from financing activities
Principal payments on long-term debt	—	(5.9)	(5.9)
Dividends paid	(25.0)	—	(25.0)
Principal payments under capital lease obligations	—	(11.1)	(11.1)
Transfer from escrow to fund long- term debt	—	5.6	5.6
Net change in advances to subsidiaries	143.1	(143.1)	—
Parent common stock (ADSs) purchased	(14.9)	—	(14.9)
Proceeds from stock options exercised	2.5	—	2.5
Excess tax benefits related to stock options	3.7	—	3.7

Net cash provided by (used in) financing activities	109.4	(154.5)	(45.1)

Net increase (decrease) in cash and cash equivalents	98.3	(21.9)	76.4
Cash and cash equivalents at beginning of year	351.3	148.7	500.0

Cash and cash equivalents at end of period	$449.6	$126.8	$576.4

The wholly-owned direct subsidiaries named below fully and unconditionally and jointly and severally guarantee Delhaize America’s 7.375% notes due 2006, 7.55% notes due 2007, 8.125% notes due 2011, 8.05% notes due 2027 and 9.00% debentures due 2031.

•	Food Lion, LLC is a North Carolina limited liability company that operates substantially all of the Company’s Food Lion stores. Food Lion’s executive offices are located at 2110 Executive Drive, Salisbury, North Carolina 28147.

•	Hannaford Bros. Co. is a Maine corporation that operates substantially all of the Company’s Hannaford’s stores. Hannaford’s executive offices are located at 145 Pleasant Hill Road, Scarborough, Maine 04074.

•	Kash n’ Karry Food Stores, Inc. is a Delaware corporation that operates all the Company’s Kash n’ Karry and Sweetbay stores. Kash n’ Karry’s executive offices are located at 3801 Sugar Palm Drive, Tampa, Florida 33619.

•	J.H. Harvey Co., LLC is a Georgia limited liability company that operates all of the Company’s Harveys stores. Harveys’ executive offices are located at 727 S. Davis St., Nashville, Georgia 31639.

10) Commitments and Contingencies

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

11) Subsequent Event

On April 17, 2006, the Company repaid $563.5 million of Notes (7.375%) in full. In addition, in April 2006, the Company borrowed $50.0 million from its $500 million five-year unsecured revolving credit facility to partially fund this repayment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation (13 weeks ended April 1, 2006 compared to the 13 weeks ended April 2, 2005)

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in this quarterly report on Form 10-Q and the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Executive Summary

Our company, a wholly-owned subsidiary of Delhaize Group, engages in one line of business: the operation of retail food supermarkets in the eastern United States. We are a holding company that does business primarily under the banners of Food Lion, Hannaford, Kash n’ Karry, Sweetbay and Harveys. Our stores sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food and deli-bakery products, as well as non-food items such as health and beauty care products, prescriptions, and other household and personal products. We offer nationally and regionally advertised brand name merchandise, as well as products manufactured and packaged for us, primarily under the private labels of “Food Lion,” “Hannaford,” “Kash n’ Karry,” “Sweetbay” and “Harveys.”

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

First Quarter of 2006 Highlights:

During the first quarter of 2006, Delhaize America posted increases in sales and improved gross margins, as compared to the first quarter of 2005.

Improvements in sales and gross margins in 2006 as compared to 2005 were the result of a combination of several initiatives, including:

•	strong promotional and marketing activities focusing on consumer preferences to increase transaction counts and same store sales;

•	pricing optimization through the use of multiple price zones;

•	continued improvements in margin, shrink management and inventory level management through the use of item-level data provided by our inventory management system (“ACIS”);

•	expanded offerings in higher-margin departments such as Produce and Deli/Bakery; and

•	strengthened execution of standard operating practices in our stores, which has improved our in-stock percentages.

Sales also improved in the first quarter of 2006 as compared to the first quarter of 2005 due to the exiting of one of our competitors, Winn-Dixie, from several Food Lion, Kash n’ Karry and Sweetbay markets during the second half of 2005.

Selling and administrative expenses increased from last year due primarily to increases in wage rates, health care costs and other benefit costs.

Food Lion continues to remodel stores in its core markets, with ten store remodelings completed during the first quarter of 2006. In addition, one new Food Lion store was opened and two Food Lion stores were converted to Harveys stores during the first quarter of 2006. The conversions served to further strengthen Harveys’ presence in its existing markets.

Hannaford sales were soft in the first quarter of 2006 due to weaker consumer spending associated with higher energy spending and less winter tourism. Harveys performed well in the first quarter, while in Florida the non-converted Kash n’ Karry stores continued to suffer.

At Hannaford, six new stores were opened and one store was remodeled within Hannaford’s existing markets during the first quarter of 2006.

At Sweetbay, one new store was opened and one Kash n’ Karry store was converted to a Sweetbay store during the first quarter of 2006.

Outlook for the Remainder of 2006:

•	Food Lion has selected the Washington, D.C. area for its fifth market renewal. The Washington, D.C. area market renewal will entail the remodeling of approximately 80 stores which will reopen under three different banners of Food Lion, including 40 Bloom stores, 26 Food Lion stores and 14 Bottom Dollar stores. The market renewal is scheduled to be completed by the end of 2006.

•	Food Lion will enter a new market in Greenville-Spartanburg, South Carolina, opening three Food Lion stores and six Bloom stores by the end of 2006. This will mark the first time since 1991 that Food Lion has entered a new geographic market.

•	Hannaford will continue to open new stores in its existing markets (approximately eight stores for the remainder of 2006) and to evolve its Festival Strategy, which is founded on the principle of listening to consumers and anticipating their needs. In addition, Hannaford will expand or remodel approximately 11 stores during the remainder of 2006.

•	Kash n’ Karry will complete the rebranding of 42 of its remaining 82 Kash n’ Karry stores (primarily located in the Tampa/St. Petersburg, Florida area) to Sweetbay Supermarket by the end of 2006.

•	An additional four Food Lion stores will be converted to Harveys during the remainder of 2006. In addition, two new Harveys stores will be opened during 2006. These conversions and new store openings are expected to further leverage the strength of the Harveys brand in its primary markets in Georgia and northern Florida.

Critical Accounting Policies

We have chosen accounting policies we believe are appropriate to accurately and fairly report our operating results and financial position and we apply these accounting policies in a consistent manner. Our critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Results of Operation

The following tables set forth the unaudited condensed consolidated statements of income for the 13 weeks ended April 1, 2006 and for the 13 weeks ended April 2, 2005 for informational purposes.

Certain accounts in the 2005 condensed consolidated financial statements were reclassified to conform with 2006 condensed consolidated financial statements.

(Dollars in millions)	13 Weeks ended April 1, 2006 (unaudited)	13 Weeks ended April 2, 2005 (unaudited)
Net sales and other revenues	$4,146.6	$4,028.6
Cost of goods sold	3,007.2	2,935.8
Selling and administrative expenses	918.1	886.7

Operating income	221.3	206.1
Interest expense, net	78.0	81.5

Income from continuing operations before income taxes	143.3	124.6
Income taxes	58.8	52.9

Income before loss from discontinued operations	84.5	71.7
Loss from discontinued operations, net of tax	1.3	2.2

Net income	$83.2	$69.5

(Percent of net sales and other revenues)	13 Weeks ended April 1, 2006% (unaudited)	13 Weeks ended April 2, 2005% (unaudited)
Net sales and other revenues	100.00	100.00
Cost of goods sold	72.52	72.88
Selling and administrative expenses	22.14	22.01

Operating income	5.34	5.11
Interest expense, net	1.88	2.02

Income from continuing operations before income taxes	3.46	3.09
Income taxes	1.42	1.31

Income before loss from discontinued operations	2.04	1.78
Loss from discontinued operations, net of tax	0.03	0.05

Net income	2.01	1.73

Net Sales and Other Revenues

(Dollars in billions)	13 weeks ended April 1, 2006	13 weeks ended April 2, 2005
Net sales and other revenues	$4.1	$4.0

We record revenues primarily from the sale of products in our retail stores. Net sales and other revenues for the 13 weeks ended April 1, 2006 increased by 2.9% in comparison with the corresponding period of 2005. Comparable store sales increased 1.4% during the first quarter of 2006. Comparable store sales excluding the effect of the timing of Easter increased 1.7% in the first quarter of 2006 (compared to 0.3% for the first quarter of 2005). The 2006 sales increase was primarily driven by (i) strong promotional and marketing activities focusing on consumer preferences; and (ii) the exiting of one of our competitors, Winn-Dixie, from several Food Lion, Kash n’ Karry and Sweetbay markets in the Southeast. Hannaford sales were soft in the first quarter of 2006 due to weaker consumer spending associated with higher energy spending and less winter tourism. Harveys performed well in the first quarter, while in Florida the non-converted Kash n’ Karry stores continued to suffer. During the first quarter of 2006, we had a net decrease of one store, and we remodeled 12 stores.

We continue to see significant competitive activity thru pricing and promotion initiatives as retailers battle for consumer dollars. During the first quarter of 2006, our Food Lion and Hannaford banners experienced 22 competitive store openings offset by four competitive closings. In addition, many competitors continued to invest heavily in promotional spending in the form of aggressive advertised pricing, buy one and get one or two free offers, double and triple couponing and other aggressive pricing strategies. The activities and initiatives described in the previous paragraph, particularly at Food Lion, have resulted in improved sales momentum despite this competitive activity.

As of April 1, 2005, we operated 1,536 stores. Our retail store square footage totaled 57.0 million square feet at April 1, 2006, resulting in a 0.8% increase over the comparable period of 2005. Detail of store activity for the 13 weeks ended April 1, 2006 is shown below:

	Food Lion	Hannaford	Kash n’ Karry	Sweetbay	Harveys	Total
Stores at beginning of year	1,217	145	83	25	67	1,537

Stores opened	1	6	—	1	—	8
Stores closed	(7)	—	—	—	(2)	(9)
Stores closed for relocation	—	—	—	—	—	—
Stores converted	(2)	—	(1)	1	2	—

Stores at April 1, 2006	1,209	151	82	27	67	1,536

Net change year to date	(8)	6	(1)	2	—	(1)
Stores remodeled	10	1	—	1	—	12

Gross Margin

(Percent of net sales and other revenues)	13 weeks ended April 1, 2006	13 weeks ended April 2, 2005
Gross margin	27.48%	27.12%

Gross margin as a percentage of sales increased in the first quarter of 2006 compared with the corresponding period in 2005 due primarily to (i) improvement in margin and inventory management; (ii) expanded offerings in higher-margin departments such as Produce and Deli/Bakery (particularly with respect to the market renewals at Food Lion and Kash n’ Karry conversions to Sweetbay); and (iii) improved shrink management at Food Lion.

Selling and Administrative Expenses

(Percent of net sales and other revenues)	13 weeks ended April 1, 2006	13 weeks ended April 2, 2005
Selling and administrative expenses	22.14%	22.01%
Selling and administrative expenses excluding depreciation and amortization	19.15%	19.06%

Selling and administrative expenses as a percent of sales increased over the 13 weeks of 2005 primarily due to (i) an increase in health care costs resulting from an increase in both the number of claims filed and the costs per claim; (ii) an increase in store utility costs due to rising fuel costs; (iii) an increase in the contribution rate for retirement plans; and (iv) the conversion of stores from Kash n’ Karry to Sweetbay in Florida. These increases to selling and administrative expenses were partially offset by lower advertising costs.

Depreciation and Amortization Expense

(Dollars in millions)	13 weeks ended April 1, 2006	13 weeks ended April 2, 2005
Depreciation and amortization expense	$123.9	$118.6
Percent of net sales and other revenues	2.99%	2.95%

Depreciation and amortization increased for the 13 weeks ended April 1, 2006 in comparison with the corresponding period in 2005 primarily due to equipment purchases made for new stores, remodeled stores and converted stores since the first quarter of 2005.

Income Taxes

(Dollars in millions)	13 weeks ended April 1, 2006	13 weeks ended April 2, 2005
Income taxes	$58.8	$52.9
Effective tax rate	41.05%	42.4%

The effective tax rate decreased for the 13 weeks ended April 1, 2006 compared to the corresponding period last year due primarily to the favorable resolution of tax audits in several states where our company operates.

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

Liquidity and Capital Resources

(Dollars in millions)	13 weeks ended April 1, 2006	13 weeks ended April 2, 2005
Cash provided by operating activities	$293.1	$221.1

We have funded our operations and acquisitions from cash generated from our operations and borrowings.

At April 1, 2006, we had cash and cash equivalents of $813.3 million compared with $576.4 million at April 2, 2005 in anticipation of our debt repayment on April 17, 2006 (see Note 11 of our Condensed Consolidated Financial Statements). We have historically generated positive cash flow from operations. Cash provided by operating activities increased over the comparable period in 2005 primarily due to decreases in inventory as a result of better managed inventory levels and the timing of our annual premium payment for self-insurance (annual premiums of $55.8 million and $57.1 million were paid in the first quarter of 2005 and the second quarter of 2006, respectively) offset by an increase in income tax payments ($22.8 million in 2006 and $7.0 million in 2005).

(Dollars in millions)	13 weeks ended April 1, 2006	13 weeks ended April 2, 2005
Cash flows used in investing activities	$124.3	$99.6

The increase in investing activities was primarily due to an increase in capital expenditures of $123.5 million for the 13 weeks ended April 1, 2006 compared to $101.6 million for the comparable period of 2005. The increase in capital expenditures is primarily due to the opening of eight new stores and renovations of 12 existing stores.

(Dollars in millions)	13 weeks ended April 1, 2006	13 weeks ended April 2, 2005
Cash flows used in financing activities	$23.8	$45.1

Cash used in financing activities decreased for the 13 weeks ended April 1, 2006 compared to the 13 weeks ended April 2, 2005 resulting primarily from a dividend payment made during the first quarter of 2005 of $25.0 million.

Debt

We have a $500 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of commercial banks. The Credit Agreement provides for a $500 million five-year unsecured revolving credit facility, with a $100 million sublimit for the issuance of letters of credit, and a $35 million sublimit for swingline loans. Upon the Company’s election, the aggregate maximum principal amount available under the Credit Agreement may be increased to an aggregate amount not exceeding $650 million. The Credit Agreement will mature on April 22, 2010, unless we exercise our option to extend it for up to two additional years.

The Credit Agreement contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio and a dividend restriction test. We must comply with all covenants in order to have access to funds under the Credit Agreement. As of April 1, 2006, we were in compliance with all covenants contained in the Credit Agreement. A deteriorating economic or operating environment may subject us to a risk of non-compliance with the covenants.

We had no outstanding borrowings under the Credit Agreement as of April 1, 2006. Funds are available under the Credit Agreement for general corporate purposes.

At April 1, 2006, we had long–term debt as follows:

(Dollars in millions)
Notes, 7.375%, due 2006	$563.0	(a)(b)
Notes, 7.55%, due 2007	144.9	(a)
Notes, 8.125%, due 2011	1,094.4	(a)
Notes, 8.05%, due 2027	121.9	(a)
Debentures, 9.00%, due 2031	855.0
Medium-term notes, 8.67% to 8.73%, due 2006	5.0	(a)
Other notes, 6.31% to 7.41%, due 2006 to 2016	45.2	(a)
Mortgage payables, 7.55% to 8.65%, due 2006 to 2016	8.4	(a)
Other debt, 7.25% to 14.15%, due 2006 to 2018	15.5

Total long-term debt	2,853.3
Less current portion	580.8

Long-term debt, net of current portion	$2,272.5

(a) Net of associated discount and premium

(b) These notes were paid on April 17, 2006 (see Note 11 of our Condensed Consolidated Financial Statements).

In October 2003, the Hannaford banner invoked the defeasance provisions of its outstanding 8.54% Senior Notes due November 15,

2004, 6.50% Senior Notes due May 15, 2008, 6.31% Senior Notes due May 15, 2008, 7.41% Senior Notes due February 15, 2009, 6.58% Senior Notes due February 15, 2011, and 7.06% Senior Notes due May 15, 2016 (collectively, the “Notes”) and placed sufficient funds in an escrow account to satisfy the remaining principal and interest payments due on the Notes. As a result of this defeasance, Hannaford is no longer subject to the negative covenants contained in the agreements governing these Notes. As of April 1, 2006 and December 31, 2005, $47.8 million and $53.4 million in the aggregate principal amount of these Notes was outstanding. Cash committed to fund the escrow and not available for general corporate purposes is considered restricted. As of April 1, 2006 restricted funds of $12.8 million and $39.8 million are recorded in Current Other Assets and Non-current Other Assets, respectively. As of December 31, 2005 restricted funds of $12.9 million and $45.9 million are recorded in Current Other Assets and Non-current Other Assets, respectively.

We enter into significant leasing obligations related to our store properties. Capital lease obligations outstanding at April 1, 2006 were $783.4 million compared with $773.3 million at April 2, 2005. Lease agreements provide for initial terms of 20 and 25 years, with renewal options ranging from five to 20 years. We also had significant operating lease commitments at the end of 2005.

We also have periodic short-term borrowings under other arrangements that are available to us at the lenders’ discretion. We had no borrowings outstanding under these arrangements as of April 1, 2006 or April 2, 2005.

Market Risk

We are exposed to changes in interest rates primarily as a result of our long-term debt requirements. Our interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. We maintain certain variable-rate debt to take advantage of favorable interest-rate fluctuations. We have not entered into any of our financial instruments for trading purposes.

We maintain interest rate swaps against certain debt obligations, effectively converting a portion of the debt from fixed to variable rates. The notional principal amounts of interest rate swap arrangements as of April 1, 2006 were $300 million maturing in 2006 and $100 million maturing in 2011. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The $100 million notional swaps maturing in 2011 meet the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133, “Derivative Instruments and Hedging Activities.”

A table representing the expected principal payments and related interest rates of our long-term debt by year of maturity as of December 31, 2005 was included under the heading “Market Risk” on page 26 of our annual report on Form 10-K for the year ended December 31, 2005.

We do not trade in foreign markets or in commodities, nor do we have significant concentrations of credit risk. Accordingly, we do not believe that foreign exchange risk, commodity risk or credit risk pose a significant threat to our company.

Contractual Obligations and Commitments

We assume various financial obligations and commitments in the normal course of our operating and financing activities. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. A table representing the scheduled maturities of our contractual obligations as of December 31, 2005 was included under the heading “Contractual Obligations and Commitments” on page 27 of our annual report on Form 10-K for the year ended December 31, 2005. At April 1, 2006, there were no significant changes to the table referenced above.

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

We implemented a captive insurance program in 2001 pursuant to which the self-insured reserves related to workers’ compensation, general liability and automobile coverage were reinsured by Pride, an Irish reinsurance captive owned by an affiliated company of Delhaize Group. The purpose for implementing the captive insurance program is to provide Delhaize Group continuing flexibility in its risk management program while providing certain excess loss protection through anticipated reinsurance contracts with Pride. Premiums are transferred annually to Pride through our subsidiary, Delhaize Insurance Co. (“DIC”). Prior to January 1, 2006, 100% of the risk was reinsured by Pride; however, beginning on January 1, 2006, Pride reinsures 90% of the risk and the remaining 10% is retained by DIC.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of such date, our disclosure controls and procedures are effective. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Information about material developments that may have occurred since December 31, 2005 is described in Note 11, “Commitments and Contingencies”, under “Notes to Unaudited Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

There are no material changes to risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Omitted pursuant to General Instruction H.1 and H.2 of Form 10-Q.

Item 3. Defaults Upon Senior Securities

Omitted pursuant to General Instruction H.1 and H.2 of Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction H.1 and H.2 of Form 10-Q.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Description

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31	(b)	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32		Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DELHAIZE AMERICA, INC

DATE: May 16, 2006	BY:	/s/ Carol M. Herndon
Carol M. Herndon
Executive Vice President of
Accounting and Analysis and
Chief Accounting Officer

Exhibit Index

Exhibit		Description

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31	(b)	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32		Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)