Form 10-Q
period 2006-07-01
DELHAIZE AMERICA INC
filed 2006-08-15
CIK 37912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Outstanding shares of common stock of the Registrant as of August 15, 2006.

Class A Common Stock – 91,270,348,481

Class B Common Stock –        75,468,935

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELHAIZE AMERICA, INC.

INDEX TO FORM 10-Q

July 1, 2006

Unless the context otherwise requires, the terms “Delhaize America,” the “Company,” “we,” “us” and “our” refer to Delhaize America, Inc., a North Carolina corporation, together with its consolidated subsidiaries.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Statements included in, or incorporated by reference into, this quarterly report on Form 10-Q, other than statements of historical fact, that address activities, events or developments that Delhaize America expects or anticipates will or may occur in the future, including, without limitation, statements regarding the expansion and growth of Delhaize America’s business, anticipated store openings and renovations, future capital expenditures, projected revenue growth or synergies resulting from acquisitions, and business strategy, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 about Delhaize America that are subject to risks and uncertainties. These forward-looking statements generally can be identified as statements that include phrases such as “believe”, “project”, “estimate”, “strategy”, “may”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “likely”, “will”, “should” or other similar words or phrases.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

For the 13 weeks ended July 1, 2006 and July 2, 2005

(Dollars in millions)

	13 Weeks Ended July 1, 2006	13 Weeks Ended July 2, 2005
Net sales and other revenues	$4,365.9	$4,128.6
Cost of goods sold	3,190.6	3,019.5
Selling and administrative expenses	958.7	903.1

Operating income	216.6	206.0
Interest expense, net	75.6	80.7

Income from continuing operations before income taxes	141.0	125.3
Income taxes	54.5	53.5

Income before loss from discontinued operations	86.5	71.8
Loss from discontinued operations, net of tax	1.1	2.0

Net income	$85.4	$69.8

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

For the 26 weeks ended July 1, 2006 and July 2, 2005

(Dollars in millions)

	26 Weeks Ended July 1, 2006	26 Weeks Ended July 2, 2005
Net sales and other revenues	$8,512.5	$8,157.2
Cost of goods sold	6,197.4	5,955.3
Selling and administrative expenses	1,877.2	1,789.8

Operating income	437.9	412.1
Interest expense, net	153.6	162.2

Income from continuing operations before income taxes	284.3	249.9
Income taxes	113.3	106.4

Income before loss from discontinued operations	171.0	143.5
Loss from discontinued operations, net of tax	2.4	4.2

Net income	$168.6	$139.3

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of July 1, 2006 and December 31, 2005

(Dollars in millions)

	July 1, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$188.8	$668.3
Receivables, net	122.4	116.9
Receivable from affiliate	14.9	20.3
Inventories	1,232.9	1,198.3
Prepaid expenses	64.4	32.0
Other current assets	33.4	26.7

Total current assets	1,656.8	2,062.5

Property and equipment, net	3,157.2	3,069.4
Goodwill	3,075.4	3,074.0
Intangibles, net	763.5	771.4
Loan to affiliate	—	17.4
Reinsurance recoverable from affiliate	151.4	147.2
Other assets	60.5	80.2

Total assets	$8,864.8	$9,222.1

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$90.0	$—
Accounts payable	841.3	756.7
Payable to affiliate	3.5	4.5
Accrued expenses	293.5	271.1
Current portion of capital lease obligations	46.1	44.0
Current portion of long-term debt	162.8	581.3
Other current liabilities	146.0	127.5
Deferred income taxes, net	10.2	12.3
Income taxes payable	54.4	72.5

Total current liabilities	1,647.8	1,869.9

Long-term debt, net of current portion	2,120.2	2,279.9
Capital lease obligations, net of current portion	741.0	733.7
Deferred income taxes, net	204.9	211.6
Other liabilities, net	322.9	325.6

Total liabilities	5,036.8	5,420.7

Commitments and contingencies (Note 11)

Shareholders’ equity:
Class A non-voting common stock	163.1	163.1
Class B voting common stock	37.7	37.7
Accumulated other comprehensive loss, net of tax	(46.8)	(49.0)
Additional paid-in capital	2,534.8	2,516.5
Retained earnings	1,139.2	1,133.1

Total shareholders’ equity	3,828.0	3,801.4

Total liabilities and shareholders’ equity	$8,864.8	$9,222.1

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the 26 weeks ended July 1, 2006 and July 2, 2005

(Dollars in millions)

	26 Weeks Ended July 1, 2006	26 Weeks Ended July 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$168.6	$139.3
Reconciliation to net cash flow from operating activities
Depreciation and amortization	248.9	237.8
Stock compensation expense	14.0	16.2
Deferred income tax benefit	(10.2)	(15.8)
Other	18.5	18.2
Net increase in operating assets	(79.2)	(84.3)
Increase in accounts payable	86.4	72.2
Net increase in other operating liabilities	14.6	38.1

Net cash provided by operating activities	461.6	421.7

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(306.6)	(238.2)
Proceeds from sale of property	2.3	7.6
Other investment activity	19.4	14.2

Net cash used in investing activities	(284.9)	(216.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facilities	195.0	—
Repayments of amounts borrowed under revolving credit facilities	(175.0)	—
Proceeds from other short-term debt	70.0	—
Principal payments on long-term debt	(575.8)	(9.3)
Principal payments under capital lease obligations	(24.0)	(21.8)
Dividends paid	(139.0)	(125.3)
Transfer from escrow to fund long-term debt	11.8	11.8
Parent common stock (ADSs) purchased	(27.7)	(33.1)
Proceeds from stock options exercised	1.2	3.4
Excess tax benefits related to stock options	7.3	7.6

Net cash used in financing activities	(656.2)	(166.7)

Net (decrease) increase in cash and cash equivalents	(479.5)	38.6
Cash and cash equivalents at beginning of year	668.3	500.0

Cash and cash equivalents at end of period	$188.8	$538.6

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

Certain accounts in the 2005 condensed consolidated financial statements were reclassified to conform to the 2006 condensed consolidated financial statement presentation.

The financial information presented herein has been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, the financial information includes all adjustments, including normal recurring items, necessary for a fair presentation of interim results.

2) Supplemental Disclosure of Cash Flow Information

Selected cash payments and non-cash activities during the period were as follows:

(Dollars in millions)	26 Weeks ended July 1, 2006	26 Weeks ended July 2, 2005
Cash payments for income taxes, net of refunds	$132.8	$96.6
Cash payments for interest, net of amounts capitalized	156.0	153.5

Non-cash investing and financing activities:
Capital lease obligations incurred for store properties and equipment	34.9	24.1
Change in construction in progress accruals	13.8	22.6

3) Inventories

Inventories are stated at the lower of cost (Last-in, First-out (“LIFO”), First-in, First-out (“FIFO”) and Average Cost) or market. Inventories valued using the LIFO method comprised approximately 73% and 74% of inventories on July 1, 2006 and December 31, 2005, respectively. If the Company did not report under the LIFO method, inventories would have been $59.0 million and $52.8 million greater as of July 1, 2006 and December 31, 2005, respectively. Application of the LIFO method resulted in an increase in cost of goods sold of $6.2 million and $5.1 million for the 26 weeks ended July 1, 2006 and July 2, 2005, respectively.

The Company evaluates inventory shrinkage throughout the year based on actual physical counts in its stores and distribution centers and records adjustments based on the results of these counts applied to the total inventory to provide for the estimated shrinkage as of the balance sheet date. Shrinkage refers to the difference in the amount of inventory the Company initially records and the actual inventory on hand. The incidence of shrinkage primarily occurs in perishable items, due to spoilage, breakage and other inventory losses.

4) Supplier Allowances

The Company receives allowances, credits and income from suppliers primarily for volume incentives, new product introductions, in-store promotions and co-operative advertising. Volume incentives are based on contractual arrangements generally covering a period of one year or less and have been included as a reduction in the cost of inventory as earned and recognized as a reduction in cost of sales when the product is sold. New product introduction allowances compensate the Company for costs incurred associated with product handling and have been deferred and recognized as a reduction in cost of sales over the product introductory period.

Non-refundable credits from suppliers for in-store promotions such as product displays require related activities by the Company. Similarly, co-operative advertising requires the Company to conduct the related advertising. In-store promotion and co-operative advertising income is recorded as a reduction in the cost of inventory as earned and recognized as a reduction in cost of sales when the product is sold unless the allowance represents the reimbursement of a specific, incremental and identifiable cost incurred by the Company to sell the vendor’s product. The Company has reviewed the funding received from vendors for in-store promotions and co-operative advertising and concluded that these arrangements are primarily for general advertising purposes and not the reimbursement of a specific, incremental and identifiable cost incurred by the Company.

Total supplier allowances recognized in cost of sales for the 13 and 26 weeks ended July 1, 2006 and July 2, 2005, are shown below:

(Dollars in millions)	13 weeks ended July 1, 2006	13 weeks ended July 2, 2005	26 weeks ended July 1, 2006	26 weeks ended July 2, 2005
Allowances credited to cost of inventory sold	$22.3	$21.0	$45.0	$48.0
Other allowances	34.9	34.4	70.6	70.5

Total supplier allowances recognized as a reduction in cost of sales	$57.2	$55.4	$115.6	$118.5

5) Accounting for Stock-Based Compensation

Stock Option Plans

The Company’s employees are eligible to participate in a stock option plan of its parent company, the Delhaize Group 2002 Stock Incentive Plan (the “Delhaize Group Plan”), under which options to purchase Delhaize Group American Depository Shares (“ADSs”) may be granted to officers and key employees at prices equal to fair market value on the date of the grant. The Board of Directors of Delhaize Group determines on the date of grant when options become exercisable provided that no option may be exercised more than ten years after the date of grant. Unlike option exercises under the Prior Plans (defined below), the exercise of options under the Delhaize Group Plan by an optionee results in the issuance of new Delhaize Group ordinary shares through a capital increase of the Company’s parent, Delhaize Group. In connection with the exercise of an option, the optionee pays the exercise price to Delhaize Group. Additionally, the Company pays Delhaize Group an amount equal to the difference between the exercise price of the option and the fair market value of the ADSs on the date of exercise, which totaled $21.4 million and $19.7 million for the 26 weeks ended July 1, 2006 and July 2, 2005, respectively. The Company records these payments with a charge to equity (Retained Earnings). These Company payments are included as part of parent common stock (ADSs) purchased under cash flows from financing activities on the Company’s condensed consolidated statements of cash flows.

Additionally, there are outstanding options to purchase Delhaize Group ADSs under the Company’s 1996 Food Lion Plan, 1988 and 1998 Hannaford Plans and 2000 Delhaize America Plan (collectively, the “Prior Plans”); however, the Company can no longer grant options under these Prior Plans. The terms and conditions of the Prior Plans are substantially consistent with the current Delhaize Group Plan, with the exception that the Company purchases ADSs to deliver to persons exercising options under the Prior Plans. For the 26 weeks ended July 1, 2006 and July 2, 2005, the Company acquired 24,900 ADSs for $1.7 million and 120,078 ADSs for $7.4 million, respectively, to support the exercise of options under the Prior Plans. These Company payments are included as part of parent common stock (ADSs) purchased under cash flows from financing activities on the Company’s condensed consolidated statements of cash flows. The Company records the purchase of such ADSs with a decrease to equity (Additional Paid in Capital) equal to the fair market value of the stock at the time of purchase. When an optionee exercises an option under a Prior Plan, the Company records a cash receipt for the exercise price with an increase to equity (Additional Paid in Capital). The difference between the exercise price received and the cost to the Company of the ADSs is recorded in equity accounts (Additional Paid in Capital and Retained Earnings). The Company received proceeds from stock options exercised under the Prior Plans totaling $1.2 million and $3.4 million for the 26 weeks ended July 1, 2006 and July 2, 2005, respectively.

The Company recorded compensation expense related to stock options of $5.8 million ($5.1 million, net of tax) and $7.0 million ($6.4 million, net of tax) for the 13 weeks ended July 1, 2006 and July 2, 2005, respectively. The Company recorded compensation expense related to stock options of $10.8 million ($9.6 million, net of tax) and $11.7 million ($10.8 million, net of tax) for the 26 weeks ended July 1, 2006 and July 2, 2005, respectively. As of July 1 2006, there was $23.5 million of unrecognized compensation cost related to nonvested option shares that is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes the stock option transactions for the 26 weeks ended July 1, 2006:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Dollars in millions)
Outstanding at January 1, 2006	5,038,861	$45.49	—	—
Granted	1,325,168	63.06	—	—
Exercised	(738,277)	38.37	—	—
Forfeited	(86,898)	48.45	—	—

Outstanding at July 1, 2006	5,538,854	$50.60	7.7	$103.0

Options exercisable at July 1, 2006	2,699,297	$43.17	6.3	$70.5

The total intrinsic value of options exercised during the 13 weeks ended July 1, 2006 and July 2, 2005 was $8.8 million and $10.6 million, respectively.

Restricted Stock Units and Restricted Stock Plan

The Company also has restricted stock (Delhaize Group Restricted ADSs) awards and restricted stock unit awards outstanding for executive employees. Restricted stock unit awards represent the right to receive the number of ADSs set forth in the award at the vesting date. Unlike awards of restricted stock, no ADSs are issued with respect to these awards until the applicable vesting dates. In May 2002, the Company ceased granting restricted stock awards and began granting restricted stock unit awards under its 2002 Restricted Stock Unit Plan. The Company purchases ADSs on the open market on a continuing basis to support vesting of restricted stock unit awards under the 2002 Restricted Stock Unit Plan. For the 26 weeks ended July 1, 2006, the Company acquired 27,500 ADSs on the open market at a cost of $1.8 million to help support vesting of 74,918 restricted stock units awarded under the 2002 Restricted Stock Unit Plan. For the 26 weeks ended July 2, 2005, the Company acquired 57,417 ADSs on the open market at a cost of $3.7 million to help support vesting of 54,494 restricted stock units awarded under the 2002 Restricted Stock Unit Plan. These amounts are included as part of parent common stock (ADSs) purchased under cash flows from financing activities on the Company’s condensed consolidated statements of cash flows. In addition, the Company withheld and paid on employees’ behalf related taxes of $2.8 million and $2.3 million on restricted ADSs vested for the 26 weeks ended July 1, 2006 and July 2, 2005, respectively. These amounts are included as part of parent common stock (ADSs) purchased under cash flows from financing activities on the Company’s condensed consolidated statements of cash flows.

The Company recorded compensation expense related to restricted stock of $1.7 million ($1.1 million, net of tax) and $2.9 million ($1.8 million, net of tax) for the 13 weeks ended July 1, 2006 and July 2, 2005, respectively. The Company recorded compensation expense related to restricted stock of $3.2 million ($2.0 million, net of tax) and $4.0 million ($2.5 million, net of tax) for the 26 weeks ended July 1, 2006 and July 2, 2005, respectively. As of July 1, 2006, there was $20.5 million of unrecognized compensation cost related to restricted share and restricted stock unit compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes the restricted share and restricted stock unit transactions for the 26 weeks ended July 1, 2006:

	Shares and Units Outstanding	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2006	495,892	$45.26
Granted	155,305	63.04
Vested	(123,384)	39.60
Forfeited	(4,129)	45.67

Outstanding at July 1, 2006	523,684	$51.86

6) Goodwill and Intangible Assets

Goodwill and intangible assets are comprised of the following:

(Dollars in millions)	July 1, 2006	December 31, 2005
Goodwill	$3,075.4	$3,074.0
Trademarks	476.9	476.9
Favorable lease rights	348.5	353.2
Prescription files	19.9	18.9
Liquor licenses	4.9	4.3
Software	152.4	134.6
Other	31.8	28.5

	4,109.8	4,090.4
Less accumulated amortization	270.9	245.0

	$3,838.9	$3,845.4

Amortization expense totaled $15.0 million for the 13 weeks ended July 1, 2006 and $15.5 million for the 13 weeks ended July 2, 2005. Amortization expense totaled $28.1 million for the 26 weeks ended July 1, 2006 and $30.9 million for the 26 weeks ended July 2, 2005. Amortization expense is included in selling and administrative expenses.

The following represents a summary of changes in goodwill for the 26 weeks ended July 1, 2006 and for the year ended December 31, 2005:

(Dollars in millions)	July 1, 2006	December 31, 2005
Balance at beginning of year	$3,074.0	$3,049.6
Acquisitions and adjustments to initial purchase accounting	1.4	27.7
Reduction of goodwill	—	(3.3)

Balance at end of period	$3,075.4	$3,074.0

The carrying amount of goodwill and trademarks (indefinite lived intangible assets) at each of the Company’s reporting units follows:

	July 1, 2006		December 31, 2005
(Dollars in millions)	Goodwill	Trademarks	Goodwill	Trademarks
Food Lion	$1,149.2	$249.3	$1,147.0	$249.3
Hannaford	1,922.2	222.8	1,923.0	222.8
Harveys	4.0	4.8	4.0	4.8

	$3,075.4	$476.9	$3,074.0	$476.9

As of July 1, 2006 and December 31, 2005, the Company’s intangible assets with finite lives consist of favorable lease rights and other intangibles, consisting of prescription files, liquor licenses and software. The components of its intangible assets with finite lives are as follows:

	July 1, 2006			December 31, 2005
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Favorable lease rights	$348.5	$(178.1)	$170.4	$353.2	$(166.2)	$187.0
Other	209.0	(92.8)	116.2	186.3	(78.8)	107.5

Total	$557.5	$(270.9)	$286.6	$539.5	$(245.0)	$294.5

7. Short-term Debt

The Company has a $500 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of commercial banks. The Credit Agreement provides for a $500 million five-year unsecured revolving credit facility, with a $100 million sublimit for the issuance of letters of credit, and a $35 million sublimit for swingline loans. Upon the Company’s election, the aggregate maximum principal amount available under the Credit Agreement may be increased to an aggregate amount not exceeding $650 million. Funds are available under the Credit Agreement for general corporate purposes. The Credit Agreement will mature on April 22, 2010, unless the Company exercises its option to extend it for up to two additional years. The Company had outstanding borrowings of $20.0 million under the Credit Agreement as of July 1, 2006 and had no outstanding borrowings as of December 31, 2005.

The Credit Agreement contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio and a dividend restriction test. The Company must comply with all covenants in order to have access to funds under the Credit Agreement. As of July 1, 2006, the Company was in compliance with all covenants contained in the Credit Agreement. A deteriorating economic or operating environment may subject us to a risk of non-compliance with the covenants.

The Company also has periodic short-term borrowings under other arrangements that are available to it at the lenders’ discretion. As of July 1, 2006, the Company had borrowings of $70.0 million outstanding under these arrangements. The Company had no borrowings outstanding under these arrangements as of December 31, 2005.

8) Comprehensive Income

Comprehensive income includes net income and other comprehensive gains/losses. Other comprehensive gains/losses include items that are currently excluded from the Company’s net income and recorded directly to shareholders’ equity. Included in other comprehensive loss are deferred loss on hedges, minimum pension liability adjustments and unrealized gains (losses) on available-for-sale securities. Comprehensive income was $170.8 million and $142.0 million for the 26 weeks ended July 1, 2006 and July 2, 2005, respectively.

9) Store and Warehouse Closings

The following table reflects activity in the number of stores and the warehouse closed for the 13 weeks ended July 1, 2006:

	Closed Stores Included In Discontinued Operations	Closed Stores Included In Continuing Operations	Total Closed Stores	Closed Warehouse
As of April 1, 2006	44	149	193	0
Store & warehouse closings added	0	12	12	1
Stores sold/lease terminated	(1)	(13)	(14)	0

As of July 1, 2006	43	148	191	1

The following table reflects closed store and warehouse liabilities as of July 1, 2006 and activity during the quarter:

(Dollars in millions)	Closed Stores Included In Discontinued Operations	Closed Stores & Warehouse Included In Continuing Operations	Total
Balance at April 1, 2006	$39.5	$79.9	$119.4
Additions:
Store & warehouse closings – lease obligations	0.0	4.1	4.1
Store & warehouse closings – other exit costs	0.0	1.1	1.1

Total additions	0.0	5.2	5.2
Adjustments to estimates:
Lease obligation	0.3	(2.8)	(2.5)
Other exit costs	0.4	(1.9)	(1.5)

Total adjustments	0.7	(4.7)	(4.0)
Reductions:
Lease/termination payments made	(4.1)	(3.4)	(7.5)
Payments for other exit costs	(0.4)	(0.7)	(1.1)

Total reductions	(4.5)	(4.1)	(8.6)

Balance at July 1, 2006	$35.7	$76.3	$112.0

10) Guarantor Subsidiaries

Delhaize America, Inc. has issued 7.375% notes due 2006 (that were paid in full at maturity on April 17, 2006), 7.55% notes due 2007, 8.125% notes due 2011, 8.05% notes due 2027 and 9.000% debentures due 2031. Substantially all of Delhaize America’s subsidiaries (the “Guarantor Subsidiaries”) have fully and unconditionally and jointly and severally guaranteed this debt. The Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of the Company. The non-guarantor subsidiaries represent less than 3% on an individual and aggregate basis of consolidated assets, pretax earnings, cash flow, and equity. Therefore, the non-guarantor subsidiaries’ information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries.” Consolidated financial information for the Company and its Guarantor Subsidiaries is as follow:

Delhaize America, Inc.

Condensed Consolidated Statements of Income

For the 26 Weeks ended July 1, 2006

(Dollars in millions)	Parent/ Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$8,512.5	$—	$8,512.5
Cost of goods sold	—	6,197.4	—	6,197.4
Selling and administrative expenses	18.0	1,859.2	—	1,877.2
Equity in earnings of subsidiaries	(240.1)	—	240.1	—

Operating income	222.1	455.9	(240.1)	437.9
Interest expense, net	104.4	49.2	—	153.6

Income from continuing operations before income taxes	117.7	406.7	(240.1)	284.3
Income taxes (benefit)	(50.9)	164.2	—	113.3

Income before loss from discontinued operations	168.6	242.5	(240.1)	171.0
Loss from discontinued operations, net of tax	—	2.4	—	2.4

Net income	$168.6	$240.1	$(240.1)	$168.6

Delhaize America, Inc.

Condensed Consolidated Statements of Income

For the 26 Weeks ended July 2, 2005

(Dollars in millions)	Parent/ Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$8,157.2	$—	$8,157.2
Cost of goods sold	—	5,955.3	—	5,955.3
Selling and administrative expenses	14.7	1,775.1	—	1,789.8
Equity in earnings of subsidiaries	(218.4)	—	218.4	—

Operating income	203.7	426.8	(218.4)	412.1
Interest expense, net	112.8	49.4	—	162.2

Income from continuing operations before income taxes	90.9	377.4	(218.4)	249.9
Income taxes (benefit)	(48.4)	154.8	—	106.4

Income before loss from discontinued operations	139.3	222.6	(218.4)	143.5
Loss from discontinued operations, net of tax	—	4.2	—	4.2

Net income	$139.3	$218.4	$(218.4)	$139.3

Delhaize America, Inc.

Condensed Consolidated Balance Sheets

As of July 1, 2006

(Dollars in millions)	Parent/ Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7.6	$181.2	$—	$188.8
Receivables, net	—	122.4	—	122.4
Receivable from affiliate	11.7	62.4	(59.2)	14.9
Inventories	—	1,232.9	—	1,232.9
Prepaid expenses	0.8	63.6	—	64.4
Income tax receivable	—	2.5	(2.5)	—
Other current assets	0.1	33.3	—	33.4

Total current assets	20.2	1,698.3	(61.7)	1,656.8

Property and equipment, net	22.1	3,135.1	—	3,157.2
Goodwill	—	3,075.4	—	3,075.4
Intangibles, net	—	763.5	—	763.5
Reinsurance recoverable from affiliate	—	151.4	—	151.4
Deferred tax asset	60.5	—	(60.5)	—
Other assets	18.9	41.6	—	60.5
Investment in and advances to subsidiaries	6,177.7	—	(6,177.7)	—

Total assets	$6,299.4	$8,865.3	$(6,299.9)	$8,864.8

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	$90.0	$—	$—	$90.0
Accounts payable	0.2	841.1	—	841.3
Payable to affiliate	49.6	13.1	(59.2)	3.5
Accrued expenses	46.8	246.7	—	293.5
Current portion of capital lease obligations	—	46.1	—	46.1
Current portion of long-term debt	149.4	13.4	—	162.8
Other current liabilities	—	146.0	—	146.0
Deferred income taxes, net	—	5.9	4.3	10.2
Income taxes payable	56.9	—	(2.5)	54.4

Total current liabilities	392.9	1,312.3	(57.4)	1,647.8
Long-term debt, net of current portion	2,070.9	49.3	—	2,120.2
Capital lease obligations, net of current portion	—	741.0	—	741.0
Deferred income taxes, net	—	269.7	(64.8)	204.9
Other liabilities, net	7.6	315.3	—	322.9

Total liabilities	2,471.4	2,687.6	(122.2)	5,036.8

Commitments and contingencies	—	—	—	—

Total shareholders’ equity	3,828.0	6,177.7	(6,177.7)	3,828.0

Total liabilities and shareholders’ equity	$6,299.4	$8,865.3	$(6,299.9)	$8,864.8

Delhaize America, Inc.

Condensed Consolidated Balance Sheets

As of December 31, 2005

(Dollars in millions)	Parent/ Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$513.3	$155.0	$—	$668.3
Receivables, net	—	116.9	—	116.9
Receivable from affiliate	18.5	72.7	(70.9)	20.3
Inventories	—	1,198.3	—	1,198.3
Prepaid expenses	1.8	30.2	—	32.0
Other current assets	—	26.7	—	26.7

Total current assets	533.6	1,599.8	(70.9)	2,062.5

Property and equipment, net	23.0	3,046.4	—	3,069.4
Goodwill	—	3,074.0	—	3,074.0
Intangibles, net	—	771.4	—	771.4
Loan to affiliate	17.4	—	—	17.4
Reinsurance recoverable from affiliate	—	147.2	—	147.2
Deferred tax asset	61.9	—	(61.9)	—
Other assets	22.0	58.2	—	80.2
Investment in and advances to subsidiaries	6,117.8	—	(6,117.8)	—

Total assets	$6,775.7	$8,697.0	$(6,250.6)	$9,222.1

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$0.6	$756.1	$—	$756.7
Payable to affiliate	60.7	14.7	(70.9)	4.5
Accrued expenses	53.6	217.5	—	271.1
Current portion of capital lease obligations	—	44.0	—	44.0
Current portion of long-term debt	567.9	13.4	—	581.3
Other current liabilities	—	127.5	—	127.5
Deferred income taxes, net	—	8.7	3.6	12.3
Income taxes payable	68.9	3.6	—	72.5

Total current liabilities	751.7	1,185.5	(67.3)	1,869.9
Long-term debt, net of current portion	2,218.5	61.4	—	2,279.9
Capital lease obligations, net of current portion	—	733.7	—	733.7
Deferred income taxes, net	—	277.1	(65.5)	211.6
Other liabilities, net	4.1	321.5	—	325.6

Total liabilities	2,974.3	2,579.2	(132.8)	5,420.7

Commitments and contingencies	—	—	—	—

Total shareholders’ equity	3,801.4	6,117.8	(6,117.8)	3,801.4

Total liabilities and shareholders’ equity	$6,775.7	$8,697.0	$(6,250.6)	$9,222.1

Delhaize America, Inc.

Condensed Consolidated Statements of Cash Flows

For the 26 Weeks ended July 1, 2006

(Dollars in millions)	Parent/ Issuer	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(115.2)	$576.8	$461.6

Cash flows from investing activities
Capital expenditures	(0.1)	(306.5)	(306.6)
Proceeds from sale of property	—	2.3	2.3
Other investment activity	19.3	0.1	19.4

Net cash provided by (used in) investing activities	19.2	(304.1)	(284.9)

Cash flows from financing activities
Borrowings under revolving credit facilities	195.0	—	195.0
Repayments of amounts borrowed under revolving credit facilities	(175.0)	—	(175.0)
Proceeds from other short-term debt	70.0	—	70.0
Principal payments on long-term debt	(563.5)	(12.3)	(575.8)
Principal payments under capital lease obligations	—	(24.0)	(24.0)
Dividends paid	(139.0)	—	(139.0)
Transfer from escrow to fund long-term debt	—	11.8	11.8
Net change in advances to subsidiaries	222.0	(222.0)	—
Parent common stock (ADSs) purchased	(27.7)	—	(27.7)
Proceeds from stock options exercised	1.2	—	1.2
Excess tax benefits related to stock options	7.3	—	7.3

Net cash used in financing activities	(409.7)	(246.5)	(656.2)

Net (decrease) increase in cash and cash equivalents	(505.7)	26.2	(479.5)
Cash and cash equivalents at beginning of year	513.3	155.0	668.3

Cash and cash equivalents at end of period	$7.6	$181.2	$188.8

Delhaize America, Inc.

Condensed Consolidated Statements of Cash Flows

For the 26 Weeks ended July 2, 2005

(Dollars in millions)	Parent/ Issuer	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(106.1)	$527.8	$421.7

Cash flows from investing activities
Capital expenditures	(2.2)	(236.0)	(238.2)
Proceeds from sale of property	0.2	7.4	7.6
Other investment activity	11.8	2.4	14.2

Net cash provided by (used in) investing activities	9.8	(226.2)	(216.4)

Cash flows from financing activities
Principal payments on long-term debt	—	(9.3)	(9.3)
Principal payments under capital lease obligations	—	(21.8)	(21.8)
Dividends paid	(125.3)	—	(125.3)
Transfer from escrow to fund long-term debt	—	11.8	11.8
Net change in advances to subsidiaries	249.5	(249.5)	—
Parent common stock (ADSs) purchased	(33.1)	—	(33.1)
Proceeds from stock options exercised	3.4	—	3.4
Excess tax benefits related to stock options	7.6	—	7.6

Net cash provided by (used in) financing activities	102.1	(268.8)	(166.7)

Net increase in cash and cash equivalents	5.8	32.8	38.6
Cash and cash equivalents at beginning of year	351.3	148.7	500.0

Cash and cash equivalents at end of period	$357.1	$181.5	$538.6

The wholly-owned direct subsidiaries named below fully and unconditionally and jointly and severally guarantee Delhaize America’s 7.375% notes due 2006 (that were paid in full at maturity on April 17, 2006), 7.55% notes due 2007, 8.125% notes due 2011, 8.05% notes due 2027 and 9.00% debentures due 2031.

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

11) Commitments and Contingencies

The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the Company’s management believes that the resulting liability, if any, would not have a material effect upon the Company’s consolidated results of operation, financial position or liquidity.

The Company continues to undergo both federal and state audits of its income tax filings, which it considers to be part of its ongoing business activity. In particular, the Company has experienced an increase in audit and assessment activity over the past several years, which it expects to continue. While the ultimate outcome of these federal and state audits is not certain, the Company considers the merits of its filing positions in its overall evaluation of potential tax liabilities and believes it has adequate liabilities recorded in its consolidated financial statements for exposures on these matters. Based on its evaluation of the potential tax liabilities and the merits of its filing positions, the Company also believes it is unlikely that potential tax exposures over and above the amounts currently recorded as liabilities in its consolidated financial statements will be material to its financial condition or future results of operation.

12) Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In March 2006, FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)”. The EITF’s conclusion stipulates that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. The Company’s accounting policy for the presentation of sales taxes is on a net basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation (the 13 weeks and 26 weeks ended July 1, 2006 compared to the 13 weeks and 26 weeks ended July 2, 2005)

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in this quarterly report on Form 10-Q and the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our annual report on Form 10-K for the fiscal year ended December 31, 2005.

Certain accounts in the 2005 condensed consolidated financial statements were reclassified to conform with the 2006 condensed consolidated financial statements.

Executive Summary

Our company, a wholly-owned subsidiary of Delhaize Group, engages in one line of business: the operation of retail food supermarkets in the eastern United States. We are a holding company that does business primarily under the banners of Food Lion (including Bloom and Bottom Dollar Food), Hannaford, Kash n’ Karry, Sweetbay and Harveys. Our stores sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food and deli-bakery products, as well as non-food items such as health and beauty care products, prescriptions, and other household and personal products. We offer nationally and regionally advertised brand name merchandise, as well as products manufactured and packaged for us, primarily under the private labels of “Food Lion,” “Hannaford,” “Kash n’ Karry,” “Sweetbay” and “Harveys.”

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

Second Quarter of 2006 Highlights:

During the second quarter of 2006, Delhaize America posted increases in sales and improved gross margins, as compared to the second quarter of 2005.

Improvements in sales and gross margins in 2006 as compared to 2005 were the result of a combination of several initiatives, including:

•	effective price, promotion and marketing initiatives focusing on consumer preferences to increase transaction counts and same store sales;

•	improved assortment and customer service;

•	the success of the market and concept renewal initiatives;

•	pricing optimization through the use of multiple price zones; and

•	continued improvements in margin, shrink management and inventory level management through the use of item-level data provided by our inventory management system (“ACIS”).

Sales also improved in the second quarter of 2006 as compared to the second quarter of 2005 due to the exiting of one of our competitors, Winn-Dixie, from several Food Lion, Kash n’ Karry and Sweetbay markets during the second half of 2005.

Selling and administrative expenses increased from last year due primarily to increases in wage rates, health care costs, utility and fuel expenses, other benefit costs and planned expenses related to the Sweetbay conversions.

Food Lion continued market renewal efforts in the Washington, D.C. market and entered the Greenville-Spartanburg, South Carolina market. In the Washington, D.C. market, three converted Bottom Dollar Food stores and 19 Food Lion stores were relaunched in the second quarter. In the Greenville-Spartanburg market, three Bloom stores and one Food Lion store were opened in the second quarter.

Hannaford continued its organic expansion as part of an accelerated opening plan for this year, with the opening of eight stores during the second quarter. Hannaford invested in its price competitiveness, with a particular focus on the Massachusetts area.

In Florida, 21 Kash n’ Karry stores were converted to Sweetbay Supermarket concept in the second quarter, bringing the total number of Sweetbays to 48.

On April 17, 2006, we repaid $563.5 million of Notes (7.375%) in full.

In June 2006, certain significant support functions of Harveys were transferred from Harveys to Food Lion, in order to improve operating efficiency.

Outlook for the Remainder of 2006:

•	In the Washington, D.C. market, Food Lion will complete approximately 25 Bloom, 11 Bottom Dollar Food and seven Food Lion conversions during the second half of the year, while approximately 15 stores originally scheduled for conversion to Bloom stores in 2006 will not be ready until in the early part of the first quarter of 2007 due to delays in obtaining building permits.

•	Food Lion will open two Bloom and two Food Lion stores later this year in the Greenville-Spartanburg, South Carolina.

•	Hannaford will continue to remodel stores in its existing markets (approximately six stores for the remainder of 2006) and to evolve its Festival Strategy, which is founded on the principle of listening to consumers and anticipating their needs.

•	Kash n’ Karry will convert its remaining 22 stores in the Tampa/St. Petersburg, Florida market area to the Sweetbay banner by the end of 2006.

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

Results of Operation

The following tables set forth the unaudited condensed consolidated statements of income for the 13 weeks and the 26 weeks ended July 1, 2006 and for the 13 weeks and 26 weeks ended July 2, 2005 for informational purposes.

(Dollars in millions)	13 Weeks ended July 1, 2006 (unaudited)	13 Weeks ended July 2, 2005 (unaudited)
Net sales and other revenues	$4,365.9	$4,128.6
Cost of goods sold	3,190.6	3,019.5
Selling and administrative expenses	958.7	903.1

Operating income	216.6	206.0
Interest expense, net	75.6	80.7

Income from continuing operations before income taxes	141.0	125.3
Income taxes	54.5	53.5

Income before loss from discontinued operations	86.5	71.8
Loss from discontinued operations, net of tax	1.1	2.0

Net income	$85.4	$69.8

(Dollars in millions)	26 Weeks ended July 1, 2006 (unaudited)	26 Weeks ended July 2, 2005 (unaudited)
Net sales and other revenues	$8,512.5	$8,157.2
Cost of goods sold	6,197.4	5,955.3
Selling and administrative expenses	1,877.2	1,789.8

Operating income	437.9	412.1
Interest expense, net	153.6	162.2

Income from continuing operations before income taxes	284.3	249.9
Income taxes	113.3	106.4

Income before loss from discontinued operations	171.0	143.5
Loss from discontinued operations, net of tax	2.4	4.2

Net income	$168.6	$139.3

(Percent of net sales and other revenues)	13 Weeks ended July 1, 2006% (unaudited)	13 Weeks ended July 2, 2005% (unaudited)
Net sales and other revenues	100.00	100.00
Cost of goods sold	73.08	73.14
Selling and administrative expenses	21.96	21.87

Operating income	4.96	4.99
Interest expense, net	1.73	1.95

Income from continuing operations before income taxes	3.23	3.04
Income taxes	1.25	1.30

Income before loss from discontinued operations	1.98	1.74
Loss from discontinued operations, net of tax	0.02	0.05

Net income	1.96	1.69

(Percent of net sales and other revenues)	26 Weeks ended July 1, 2006% (unaudited)	26 Weeks ended July 2, 2005% (unaudited)
Net sales and other revenues	100.00	100.00
Cost of goods sold	72.80	73.01
Selling and administrative expenses	22.06	21.94

Operating income	5.14	5.05
Interest expense, net	1.80	1.99

Income from continuing operations before income taxes	3.34	3.06
Income taxes	1.33	1.30

Income before loss from discontinued operations	2.01	1.76
Loss from discontinued operations, net of tax	0.03	0.05

Net income	1.98	1.71

Net Sales and Other Revenues

(Dollars in billions)	13 weeks ended July 1, 2006	13 weeks ended July 2, 2005	26 weeks ended July 1, 2006	26 weeks ended July 2, 2005
Net sales and other revenues	$4.4	$4.1	$8.5	$8.2

We record revenues primarily from the sale of products in our retail stores. Net sales and other revenues for the 13 and 26 weeks ended July 1, 2006 increased by 5.7% and 4.4% over the corresponding periods of 2005. Comparable store sales increased 4.1% and 2.8% for the 13 and 26 weeks ended July 1, 2006. Comparable store sales excluding the effect of the timing of Easter increased 3.4% in the second quarter of 2006 (compared to 0.2% for the second quarter of 2005).

The second quarter sales increase was driven primarily by the strong sales performance of Food Lion and an improved sales trend at Hannaford. The strong sales momentum at Food Lion was supported by effective price, promotion and marketing initiatives, improved assortment and customer service, the success of the market and concept renewal initiatives and store closings last year by Winn Dixie, a major competitor of Food Lion. Following a softer first quarter due to weaker consumer spending, Hannaford’s sales grew solidly in the second quarter, supported by effective promotions and marketing initiatives, as well as a solid sales uplift in the former Victory stores. Harveys and Sweetbay continued to perform well in the second quarter, while the non-converted Kash n’Karry stores suffered a negative sales trend.

We continue to see significant competitive activity through pricing and promotion initiatives as retailers bid for consumer dollars. During the first six months of 2006, our Food Lion and Hannaford banners experienced 51 competitive store openings offset by seven competitive store closings. In addition, many competitors continued to invest heavily in promotional spending in the form of aggressive advertised pricing, buy one and get one or two free offers, double and triple couponing and other aggressive pricing strategies. The activities and initiatives described in the previous paragraph, particularly at Food Lion, have resulted in improved sales momentum despite this competitive activity.

As of July 1, 2006, we operated 1,541 stores. Our retail store square footage totaled 57.3 million square feet at July 1, 2006, resulting in a 0.01% increase over the comparable period of 2005. Detail of store activity for the 26 weeks ended July 1, 2006 is shown below:

	Food Lion	Hannaford	Kash n’ Karry	Sweetbay	Harveys	Total
Stores at beginning of year	1,217 *	145	83	25	67	1,537

Stores opened	10	14	—	1	2	27
Stores closed	(12)	—	—	—	(6)	(18)
Stores closed for relocation	(3)	(1)	—	—	(1)	(5)
Stores converted	(6)	—	(22)	22	6	—

Stores at July 1, 2006	1,206 **	158	61	48	68	1,541

Net change year to date	(11)	13	(22)	23	1	4
Stores remodeled	26	4	—	22	12	64

*	Includes three Bottom Dollar Food stores and five Bloom stores.
**	Includes seven Bottom Dollar Food stores and eight Bloom stores.

Gross Margin

(Percent of net sales and other revenues)	13 weeks ended July 1, 2006	13 weeks ended July 2, 2005	26 weeks ended July 1, 2006	26 weeks ended July 2, 2005
Gross margin	26.92%	26.86%	27.20%	26.99%

Gross margin as a percentage of sales increased in the 13 and 26 weeks of 2006 compared with the corresponding period in 2005 due primarily to better inventory results, continued margin management and price optimization and an improvement in the sales mix at Food Lion, partially offset by targeted price reductions to improve competitiveness.

Selling and Administrative Expenses

(Percent of net sales and other revenues)	13 weeks ended July 1, 2006	13 weeks ended July 2, 2005	26 weeks ended July 1, 2006	26 weeks ended July 2, 2005
Selling and administrative expenses	21.96%	21.87%	22.06%	21.94%
Selling and administrative expenses excluding depreciation and amortization	19.09%	18.99%	19.13%	19.03%

Selling and administrative expenses as a percent of sales increased over the 13 weeks and 26 weeks of 2005 primarily due to (i) an increase in health care costs resulting from an increase in both the number of claims filed and the costs per claim; (ii) an increase in store utility costs due to rising fuel costs; (iii) an increase in the contribution rate for retirement plans; (iv) the conversion of stores from Kash n’ Karry to Sweetbay in Florida; (v) the transfer of certain support functions from Harveys to Food Lion; and (vi) expenses associated with the Food Lion market renewal in the Washington, D.C. market.

Depreciation and Amortization Expense

(Dollars in millions)	13 weeks ended July 1, 2006	13 weeks ended July 2, 2005	26 weeks ended July 1, 2006	26 weeks ended July 2, 2005
Depreciation and amortization expense	$125.0	$119.1	$248.9	$237.8
Percent of net sales and other revenues	2.87%	2.88%	2.93%	2.91%

Depreciation and amortization increased for the 13 weeks and 26 weeks ended July 1, 2006 in comparison with the corresponding periods in 2005 primarily due to equipment purchases made for new stores, remodeled stores and converted stores since the second quarter of 2005.

Income Taxes

(Dollars in millions)	13 weeks ended July 1, 2006	13 weeks ended July 2, 2005	26 weeks ended July 1, 2006	26 weeks ended July 2, 2005
Income taxes	$54.5	$53.5	$113.3	$106.4
Effective tax rate	38.6%	42.7%	39.9%	42.6%

The effective tax rate decreased for the 13 and 26 weeks ended July 1, 2006 compared to the corresponding periods of the prior year due primarily to the favorable resolution of state tax matters in several of the states in which we operate as well as an increase in the amount of tax benefit associated with our company’s stock based compensation.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items.

We continue to undergo both federal and state audits of our income tax filings, which we consider to be part of our ongoing business activity. In particular, we have experienced an increase in audit and assessment activity over the past several years, which we expect to continue. While the ultimate outcome of these federal and state audits is not certain, we have considered the merits of our filing positions in our overall evaluation of potential tax liabilities and believe we have adequate liabilities recorded in our consolidated financial statements for exposures on these matters. Based on our evaluation of the potential tax liabilities and the merits of our filing positions, we also believe it is unlikely that potential tax exposures over and above the amounts currently recorded as liabilities in our consolidated financial statements will be material to our financial condition or future results of operation.

Liquidity and Capital Resources

(Dollars in millions)	26 weeks ended July 1, 2006	26 weeks ended July 2, 2005
Cash provided by operating activities	$461.6	$421.7

As of July 1, 2006, we had cash and cash equivalents of $188.8 million compared with $538.6 million as of July 2, 2005. The decrease in cash is primarily due to our debt repayment during the second quarter (see Debt section below). We have historically generated positive cash flow from operations. Cash provided by operating activities increased over the comparable period in 2005 primarily due to an increase in net income and a decrease in inventory levels offset by an increase in income tax payments ($132.8 million in 2006 and $96.6 million in 2005).

(Dollars in millions)	26 weeks ended July 1, 2006	26 weeks ended July 2, 2005
Cash used in investing activities	$284.9	$216.4

The increase in investing activities was primarily due to an increase in capital expenditures ($306.6 million for the 26 weeks ended July 1, 2006 compared to $238.2 million for the comparable period of 2005). The increase in capital expenditures is primarily due to the opening of 27 new stores and renovations to 64 existing stores.

(Dollars in millions)	26 weeks ended July 1, 2006	26 weeks ended July 2, 2005
Cash used in financing activities	$656.2	$166.7

Cash used in financing activities increased for the 26 weeks ended July 1, 2006 compared to the 26 weeks ended July 2, 2005 primarily due to the repayment of our $563.5 million 7.375% Notes on April 17, 2006, offset by $90.0 million in proceeds from short-term debt (see Debt section below).

Debt

We have a $500 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of commercial banks. The Credit Agreement provides for a $500 million five-year unsecured revolving credit facility, with a $100 million sublimit for the issuance of letters of credit, and a $35 million sublimit for swingline loans. Upon the Company’s election, the aggregate maximum principal amount available under the Credit Agreement may be increased to an aggregate amount not exceeding $650 million. Funds are available under the Credit Agreement for general corporate purposes. The Credit Agreement will mature on April 22, 2010, unless we exercise our option to extend it for up to two additional years. We had outstanding borrowings of $20.0 million under the Credit Agreement as of July 1, 2006.

The Credit Agreement contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio and a dividend restriction test. We must comply with all covenants in order to have access to funds under the Credit Agreement. As of July 1, 2006, we were in compliance with all covenants contained in the Credit Agreement. A deteriorating economic or operating environment may subject us to a risk of non-compliance with the covenants.

We also have periodic short-term borrowings under other arrangements that are available to us at the lenders’ discretion. As of July 1, 2006, we had borrowings of $70.0 million outstanding under these arrangements. We had no borrowings outstanding under these arrangements as of July 2, 2005.

As of July 1, 2006, we had long–term debt as follows:

(Dollars in millions)
Notes, 7.55%, due 2007	$144.9	(a)
Notes, 8.125%, due 2011	1,093.4	(a)
Notes, 8.05%, due 2027	121.9	(a)
Debentures, 9.00%, due 2031	855.0
Medium-term notes, 8.67% to 8.73%, due 2006	5.0	(a)
Other notes, 6.31% to 7.41%, due 2006 to 2016	39.2	(a)
Mortgage payables, 7.55% to 8.65%, due 2006 to 2016	8.3	(a)
Other debt, 7.25% to 14.15%, due 2006 to 2018	15.3

Total long-term debt	2,283.0
Less current portion	162.8

Long-term debt, net of current portion	$2,120.2

(a)	Net of associated discount and premium.

On April 17, 2006, we repaid $563.5 million 7.375% Notes in full.

We enter into significant leasing obligations related to our store properties. Capital lease obligations outstanding as of July 1, 2006 were $787.1 million compared with $763.8 million as of July 2, 2005. Typically, lease agreements provide for initial terms of 20 and 25 years, with renewal options ranging from five to 20 years.

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

We maintain interest rate swaps against certain debt obligations, effectively converting a portion of the debt from fixed to variable rates. The notional principal amount of interest rate swap arrangements as of July 1, 2006 was $100 million maturing in 2011. Maturity dates of interest rate swap arrangements match those of the underlying debt.

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

Contractual Obligations and Commitments

We assume various financial obligations and commitments in the normal course of our operating and financing activities. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. A table representing the scheduled maturities of our contractual obligations as of December 31, 2005 was included under the heading “Contractual Obligations and Commitments” on page 27 of our annual report on Form 10-K for the year ended December 31, 2005. As of July 1, 2006, there were no significant changes to the table referenced above except for the payment in full of $563.5 million of 7.375% Notes on April 17, 2006.

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

We implemented a captive insurance program in 2001 pursuant to which the self-insured reserves related to workers’ compensation, general liability and automobile coverage were reinsured by Pride, an Irish reinsurance captive owned by an affiliated company of Delhaize Group. The purpose for implementing the captive insurance program is to provide Delhaize Group continuing flexibility in its risk management program while providing certain excess loss protection through anticipated reinsurance contracts with Pride. Premiums are transferred annually to Pride through our subsidiary, Delhaize Insurance Co. (“DIC”). Prior to January 1, 2006, 100% of the risk was reinsured by Pride. Beginning on January 1, 2006, Pride reinsures 90% of the risk and the remaining 10% is retained by DIC.

Our property insurance includes self-insured retentions per occurrence of (i) $15.0 million for named storms, (ii) $5.0 million for Zone A flood losses, and (iii) $2.5 million for all other losses.

We also are self-insured for health care which includes medical, pharmacy, dental and short-term disability. Our self-insurance liability for claims incurred but not yet reported is estimated quarterly by management based on available information and takes into consideration actuarial evaluations determined annually based on historical claims experience, claims processing procedures and medical cost trends.

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

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

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

DELHAIZE AMERICA, INC.

DATE: August 15, 2006	BY: /s/ Carol M. Herndon
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