Form 10-Q
period 2006-09-30
DELHAIZE AMERICA INC
filed 2006-11-14
CIK 37912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File number 000-06080

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

Outstanding shares of common stock of the Registrant as of November 14, 2006.

Class A Common Stock –	91,270,348,481
Class B Common Stock –	75,468,935

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DELHAIZE AMERICA, INC.

INDEX TO FORM 10-Q

September 30, 2006

Unless the context otherwise requires, the terms “Delhaize America,” the “Company,” “we,” “us” and “our” refer to Delhaize America, Inc., a North Carolina corporation, together with its consolidated subsidiaries.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Statements included in, or incorporated by reference into, this quarterly report on Form 10-Q, other than statements of historical fact, that address activities, events or developments that Delhaize America expects or anticipates will or may occur in the future, including, without limitation, statements regarding the expansion and growth of Delhaize America’s business, anticipated store openings and renovations, future capital expenditures, projected revenue growth or synergies resulting from acquisitions, and business strategy, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 about Delhaize America that are subject to risks and uncertainties. These forward-looking statements generally can be identified as statements that include phrases such as “believe,” “project,” “estimate,” “strategy,” “may,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases.

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Item 1A, “Risk Factors,” of Delhaize America’s annual report on Form 10-K for the year ended December 31, 2005. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

For the 13 weeks ended September 30, 2006 and October 1, 2005

(Dollars in millions)

	13 Weeks Ended September 30, 2006	13 Weeks Ended October 1, 2005
Net sales and other revenues	$4,412.0	$4,194.9
Cost of goods sold	3,212.5	3,059.6
Selling and administrative expenses	947.6	908.5

Operating income	251.9	226.8
Interest expense, net	74.8	80.8

Income from continuing operations before income taxes	177.1	146.0
Income taxes	66.2	60.7

Income before loss from discontinued operations	110.9	85.3
Loss from discontinued operations, net of tax	0.8	2.0

Net income	$110.1	$83.3

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

For the 39 weeks ended September 30, 2006 and October 1, 2005

(Dollars in millions)

	39 Weeks Ended September 30, 2006	39 Weeks Ended October 1, 2005
Net sales and other revenues	$12,919.8	$12,344.9
Cost of goods sold	9,405.8	9,009.0
Selling and administrative expenses	2,820.6	2,696.0

Operating income	693.4	639.9
Interest expense, net	228.3	243.1

Income from continuing operations before income taxes	465.1	396.8
Income taxes	181.0	167.2

Income before loss from discontinued operations	284.1	229.6
Loss from discontinued operations, net of tax	5.4	7.0

Net income	$278.7	$222.6

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2006 and December 31, 2005

(Dollars in millions)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$150.3	$668.3
Receivables, net	126.2	116.9
Receivable from affiliate	21.9	20.3
Inventories	1,237.2	1,198.3
Prepaid expenses	41.3	32.0
Other current assets	33.0	26.7

Total current assets	1,609.9	2,062.5

Property and equipment, net	3,196.8	3,069.4
Goodwill	3,077.3	3,074.0
Intangibles, net	758.8	771.4
Loan to affiliate	—	17.4
Reinsurance recoverable from affiliate	146.9	147.2
Other assets	58.6	80.2

Total assets	$8,848.3	$9,222.1

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$48.0	$—
Accounts payable	763.1	756.7
Payable to affiliate	5.2	4.5
Accrued expenses	326.9	271.1
Current portion of capital lease obligations	47.3	44.0
Current portion of long-term debt	170.5	581.3
Other current liabilities	140.7	127.5
Deferred income taxes, net	12.4	12.3
Income taxes payable	53.9	72.5

Total current liabilities	1,568.0	1,869.9

Long-term debt, net of current portion	2,109.4	2,279.9
Capital lease obligations, net of current portion	737.3	733.7
Deferred income taxes, net	190.8	211.6
Other liabilities, net	313.3	325.6

Total liabilities	4,918.8	5,420.7

Commitments and contingencies (Note 11)

Shareholders’ equity:

Class A non-voting common stock	163.1	163.1
Class B voting common stock	37.7	37.7
Accumulated other comprehensive loss, net of tax	(45.9)	(49.0)
Additional paid-in capital	2,552.3	2,516.5
Retained earnings	1,222.3	1,133.1

Total shareholders’ equity	3,929.5	3,801.4

Total liabilities and shareholders’ equity	$8,848.3	$9,222.1

See notes to unaudited condensed consolidated financial statements.

DELHAIZE AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the 39 weeks ended September 30, 2006 and October 1, 2005

(Dollars in millions)

	39 Weeks Ended September 30, 2006	39 Weeks Ended October 1, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$278.7	$222.6
Reconciliation to net cash flow from operating activities:
Depreciation and amortization	372.8	356.2
Stock compensation expense	21.3	21.8
Deferred income tax benefit	(22.6)	(38.7)
Other	24.9	29.7
Net increase in operating assets	(72.8)	(60.2)
Increase in accrued expenses	55.8	82.1
Net increase in other operating liabilities	6.6	67.9

Net cash provided by operating activities	664.7	681.4

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(476.2)	(382.7)
Proceeds from sale of property	6.0	7.9
Other investment activity	20.2	56.3

Net cash used in investing activities	(450.0)	(318.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facilities	205.0	—
Repayments of borrowings under revolving credit facilities	(205.0)	—
Net proceeds from other short-term debt	48.0	—
Proceeds from long-term debt	—	3.1
Principal payments on long-term debt	(581.7)	(13.2)
Principal payments under capital lease obligations	(35.7)	(32.1)
Dividends paid	(139.0)	(125.3)
Transfer from escrow to fund long-term debt	11.8	11.8
Parent common stock (ADSs) purchased	(56.0)	(40.8)
Proceeds from stock options exercised	2.4	3.9
Excess tax benefits related to stock options	17.5	9.2

Net cash used in financing activities	(732.7)	(183.4)

Net (decrease) increase in cash and cash equivalents	(518.0)	179.5
Cash and cash equivalents at beginning of year	668.3	500.0

Cash and cash equivalents at end of period	$150.3	$679.5

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1) Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with the requirements for Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the annual report on Form 10-K of Delhaize America, Inc. Accordingly, the reader of this Form 10-Q should refer to the Company’s Form 10-K for the year ended December 31, 2005 for further information. Unless the context otherwise requires, references to “Delhaize America” or the “Company” in these unaudited condensed consolidated financial statements refer to Delhaize America, Inc. and its consolidated subsidiaries.

Certain accounts in the 2005 condensed consolidated financial statements were reclassified to conform to the 2006 condensed consolidated financial statement presentation. Reclassifications for discontinued operations have also been made for all current and historical information presented herein from that contained in the Company’s prior SEC filings.

The financial information presented herein has been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, the financial information includes all adjustments, including normal recurring items, necessary for a fair presentation of interim results.

2) Supplemental Disclosure of Cash Flow Information

Selected cash payments and non-cash activities during the period were as follows:

(Dollars in millions)	39 Weeks ended September 30, 2006	39 Weeks ended October 1, 2005
Cash payments for income taxes, net of refunds	$201.4	$156.5
Cash payments for interest, net of amounts capitalized	181.5	173.4
Non-cash investing and financing activities:
Capital lease obligations incurred for store properties and equipment	43.6	41.7
Change in construction in progress accruals	(1.5)	21.8

3) Inventories

Inventories are stated at the lower of cost (Last-in, First-out (“LIFO”), First-in, First-out (“FIFO”) and Average Cost) or market. Inventories valued using the LIFO method comprised approximately 74% of inventories for both September 30, 2006 and December 31, 2005. If the Company did not report under the LIFO method, inventories would have been greater by $62.2 million and $52.8 million as of September 30, 2006 and December 31, 2005, respectively. Application of the LIFO method resulted in an increase in cost of goods sold of $9.4 million and $7.8 million for the 39 weeks ended September 30, 2006 and October 1, 2005, respectively.

The Company evaluates inventory shrinkage throughout the year based on actual physical counts in its stores and distribution centers and records adjustments based on the results of these counts applied to the total inventory to provide for the estimated shrinkage as of the balance sheet date. Shrinkage refers to the difference in the amount of inventory the Company initially records and the actual inventory on hand. The incidence of shrinkage primarily occurs in perishable items due to spoilage, breakage and other inventory losses.

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

Total supplier allowances recognized in cost of sales for the 13 and 39 weeks ended September 30, 2006 and October 1, 2005, are shown below:

(Dollars in millions)	13 weeks ended September 30, 2006	13 weeks ended October 1, 2005	39 weeks ended September 30, 2006	39 weeks ended October 1, 2005
Allowances credited to cost of goods sold	$20.3	$25.0	$65.3	$73.0
Other allowances	37.1	30.0	107.7	100.5

Total supplier allowances recognized as a reduction in cost of goods sold	$57.4	$55.0	$173.0	$173.5

5) Accounting for Stock-Based Compensation

Stock Option Plans

The Company’s employees are eligible to participate in a stock option plan of its parent company, the Delhaize Group 2002 Stock Incentive Plan (the “Delhaize Group Plan”), under which options to purchase Delhaize Group American Depository Shares (“ADSs”) may be granted to officers and key employees at prices equal to the fair market value on the date of the grant. The Board of Directors of Delhaize Group determines on the date of grant when options become exercisable provided that no option may be exercised more than ten years after the grant date. Unlike option exercises under the Prior Plans (defined below), the exercise of options under the Delhaize Group Plan by an optionee results in the issuance of new Delhaize Group ordinary shares through a capital increase of the Company’s parent, Delhaize Group. In connection with the exercise of an option, the optionee pays the exercise price to Delhaize Group. Additionally, the Company pays Delhaize Group an amount equal to the difference between the exercise price of the option and the fair market value of the ADSs on the date of exercise, which totaled $48.2 million and $24.0 million for the 39 weeks ended September 30, 2006 and October 1, 2005, respectively. The Company records these payments with a charge to equity (Retained Earnings). These Company payments are included as part of parent common stock (ADSs) purchased under cash flows from financing activities on the Company’s condensed consolidated statements of cash flows.

Additionally, there are outstanding options to purchase Delhaize Group ADSs under the Company’s 1996 Food Lion Plan, 1988 and 1998 Hannaford Plans and 2000 Delhaize America Plan (collectively, the “Prior Plans”); however, the Company can no longer grant options under these Prior Plans. The terms and conditions of the Prior Plans are substantially consistent with the current Delhaize Group Plan, with the exception that the Company purchases ADSs to deliver to persons exercising options under the Prior Plans. For the 39 weeks ended September 30, 2006 and October 1, 2005, the Company acquired 43,700 ADSs for $3.2 million and 146,278 ADSs for $8.9 million, respectively, to support the exercise of options under the Prior Plans. These Company payments are included as part of parent common stock (ADSs) purchased under cash flows from financing activities on the Company’s condensed consolidated statements of cash flows. The Company records the purchase of such ADSs with a decrease to equity (Additional Paid in Capital) equal to the fair market value of the stock at the time of purchase. When an optionee exercises an option under a Prior Plan, the Company records a cash receipt for the exercise price with an increase to equity (Additional Paid in Capital). The difference between the exercise price received and the cost to the Company of the ADSs is recorded as a transfer between equity accounts (Additional Paid in Capital and Retained Earnings). The Company received proceeds from stock options exercised under the Prior Plans totaling $2.4 million and $3.9 million for the 39 weeks ended September 30, 2006 and October 1, 2005, respectively.

The Company recorded compensation expense related to stock options of $5.2 million ($3.7 million, net of tax) and $4.4 million ($4.1 million, net of tax) for the 13 weeks ended September 30, 2006 and October 1, 2005, respectively. The Company recorded compensation expense related to stock options of $16.0 million ($13.2 million, net of tax) and $16.1 million ($14.9 million, net of tax) for the 39 weeks ended September 30, 2006 and October 1, 2005, respectively. As of September 30, 2006, there was $19.7 million of unrecognized compensation cost related to nonvested option shares that is expected to be recognized over a weighted average period of 1.5 years.

The fair value of stock options is determined using the Black-Scholes-Merton valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in disclosures required under Statement of Financial Accounting Standards No. 123. The weighted average fair value at date of grant for options granted under the Delhaize Group Plan for the 39 weeks ended September 30, 2006 and October 1, 2005 was $14.36, and $18.28, respectively. The model incorporates assumptions on the number of shares expected to be forfeited prior to vesting based on an analysis of historical data. The fair value of options at date of grant was estimated using the Black-Scholes-Merton model based on the following assumptions:

	September 30, 2006	October 1, 2005
Expected dividend yield (%)	2.5	2.3
Expected volatility (%)	27.2	39.7
Risk-free interest rate (%)	5.0	3.7
Expected term (years) from grant date	4.0	4.1

The expected dividend yield is calculated by dividing the Delhaize Group ordinary share annual dividend by the share price at the date of grant for options; expected volatility for 2006 is based on historical volatility over the expected term (excluding a period of abnormal volatility)and expected volatility for 2005 represents a five year historical volatility; the risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; the expected term is based on observed exercise history since 2002 and the expected exercise activity through maturity of the option grant.

The following table summarizes the stock option transactions for the 39 weeks ended September 30, 2006:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Dollars in millions)
Outstanding at January 1, 2006	5,038,861	$45.49	—	—
Granted	1,322,430	63.06	—	—
Exercised	(1,558,034)	40.54	—	—
Forfeited	(126,246)	50.63	—	—

Outstanding at September 30, 2006	4,677,011	$51.97	7.6	$148.4

Options exercisable at September 30, 2006	1,957,328	$43.74	5.9	$78.2

The total intrinsic value of options exercised during the 13 weeks ended September 30, 2006 and October 1, 2005 was $27.5 million and $4.4 million, respectively.

Restricted Stock Units and Restricted Stock Plan

The Company also has restricted stock (Delhaize Group Restricted ADSs) awards and restricted stock unit awards outstanding for executive employees. Restricted stock unit awards represent the right to receive the number of ADSs set forth in the award at the vesting date. Unlike awards of restricted stock, no ADSs are issued with respect to these awards until the applicable vesting dates. In May 2002, the Company ceased granting restricted stock awards and began granting restricted stock unit awards under its 2002 Restricted Stock Unit Plan. The Company purchases ADSs on the open market on a continuing basis to support the vesting of restricted stock unit awards under the 2002 Restricted Stock Unit Plan. For the 39 weeks ended September 30, 2006, the Company acquired 27,500 ADSs on the open market at a cost of $1.8 million to help support the vesting of 76,695 restricted stock units awarded under the 2002 Restricted Stock Unit Plan. For the 39 weeks ended October 1, 2005, the Company acquired 79,980 ADSs on the open market at a cost of $5.0 million to help support the vesting of 62,922 restricted stock units awarded under the 2002 Restricted Stock Unit Plan. These amounts are included as part of parent common stock (ADSs) purchased under cash flows from financing activities on the Company’s condensed consolidated statements of cash flows. In addition, the Company withheld shares of restricted stock on employees’ behalf to pay related taxes, and paid on employees’ behalf such related taxes, amounting to $2.8 million and $2.9 million on restricted ADSs vested for the 39 weeks ended September 30, 2006 and October 1, 2005, respectively. These amounts are included as part of parent common stock (ADSs) purchased under cash flows from financing activities on the Company’s condensed consolidated statements of cash flows.

The Company recorded compensation expense related to restricted stock of $2.1 million ($1.3 million, net of tax) and $1.7 million ($1.1 million, net of tax) for the 13 weeks ended September 30, 2006 and October 1, 2005, respectively. The Company recorded compensation expense related to restricted stock of $5.3 million ($3.3 million, net of tax) and $5.7 million ($3.5 million, net of tax) for the 39 weeks ended September 30, 2006 and October 1, 2005, respectively. As of September 30, 2006, there was $18.3 million of unrecognized compensation cost related to restricted share and restricted stock unit compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes the restricted share and restricted stock unit transactions for the 39 weeks ended September 30, 2006:

	Shares and Units Outstanding	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2006	495,892	$45.26
Granted	155,305	63.04
Vested	(126,004)	64.95
Forfeited	(5,831)	47.95

Outstanding at September 30, 2006	519,362	$45.77

6) Goodwill and Intangible Assets

Goodwill and intangible assets are comprised of the following:

(Dollars in millions)	September 30, 2006	December 31, 2005
Goodwill	$3,077.3	$3,074.0
Trademarks	476.9	476.9
Favorable lease rights	333.6	353.2
Prescription files	19.9	18.9
Liquor licenses	4.9	4.3
Software	163.1	134.6
Other	31.5	28.5

	4,107.2	4,090.4
Less accumulated amortization	271.1	245.0

	$3,836.1	$3,845.4

Amortization expense totaled $15.1 million for the 13 weeks ended September 30, 2006 and $14.4 million for the 13 weeks ended October 1, 2005. Amortization expense totaled $43.2 million for the 39 weeks ended September 30, 2006 and $45.3 million for the 39 weeks ended October 1, 2005. Amortization expense is included in selling and administrative expenses.

The following represents a summary of changes in goodwill for the 39 weeks ended September 30, 2006 and for the year ended December 31, 2005:

(Dollars in millions)	September 30, 2006	December 31, 2005
Balance at beginning of year	$3,074.0	$3,049.6
Acquisitions and adjustments to initial purchase accounting	3.3	27.7
Reduction of goodwill	—	(3.3)

Balance at end of period	$3,077.3	$3,074.0

The carrying amount of goodwill and trademarks (indefinite lived intangible assets) at each of the Company’s reporting units follows:

	September 30, 2006		December 31, 2005
(Dollars in millions)	Goodwill	Trademarks	Goodwill	Trademarks
Food Lion	$1,151.1	$249.3	$1,147.0	$249.3
Hannaford	1,922.2	222.8	1,923.0	222.8
Harveys	4.0	4.8	4.0	4.8

	$3,077.3	$476.9	$3,074.0	$476.9

As of September 30, 2006 and December 31, 2005, the Company’s intangible assets with finite lives consist of favorable lease rights and other intangibles, consisting of prescription files, liquor licenses and software. The components of its intangible assets with finite lives are as follows:

	September 30, 2006			December 31, 2005
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Favorable lease rights	$333.6	$(170.7)	$162.9	$353.2	$(166.2)	$187.0
Other	219.4	(100.4)	119.0	186.3	(78.8)	107.5

Total	$553.0	$(271.1)	$281.9	$539.5	$(245.0)	$294.5

7) Short-term Debt

The Company has a $500 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of commercial banks. The Credit Agreement provides for a $500 million five-year unsecured revolving credit facility, with a $100 million sublimit for the issuance of letters of credit, and a $35 million sublimit for swingline loans. Upon the Company’s election, the aggregate maximum principal amount available under the Credit Agreement may be increased to an aggregate amount not exceeding $650 million. Funds are available under the Credit Agreement for general corporate purposes. The Credit Agreement will mature on April 22, 2010, unless the Company exercises its option to extend it for up to two additional years. The Company had no outstanding borrowings under the Credit Agreement as of September 30, 2006 and December 31, 2005.

The Credit Agreement contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio and a dividend restriction test. The Company must comply with all covenants in order to have access to funds under the Credit Agreement. As of September 30, 2006, the Company was in compliance with all covenants contained in the Credit Agreement. A deteriorating economic or operating environment may subject the Company to a risk of non-compliance with the covenants.

The Company also has periodic short-term borrowings under other arrangements that are available to it at the lenders’ discretion. As of September 30, 2006, the Company had borrowings of $48.0 million outstanding under these arrangements. The Company had no borrowings outstanding under these arrangements as of December 31, 2005.

8) Comprehensive Income

Comprehensive income includes net income and other comprehensive gains/losses. Other comprehensive gains/losses include items that are currently excluded from the Company’s net income and recorded directly to shareholders’ equity. Included in other comprehensive losses are deferred loss on hedges, minimum pension liability adjustments and unrealized gains (losses) on available-for-sale securities. Comprehensive income was $281.9 million and $226.6 million for the 39 weeks ended September 30, 2006 and October 1, 2005, respectively.

9) Store and Warehouse Closings

The following table reflects activity in the number of closed stores for the 13 weeks ended September 30, 2006:

	Closed Stores Included In Discontinued Operations	Closed Stores Included In Continuing Operations	Total Closed Stores	Closed Warehouse
As of July 1, 2006	47	144	191	1
Store & warehouse closings added	—	3	3	—
Stores sold/lease terminated	(2)	(15)	(17)	—

As of September 30, 2006	45	132	177	1

The following table reflects activity in the closed store and warehouse liabilities during the quarter:

(Dollars in millions)	Closed Stores Included In Discontinued Operations	Closed Stores & Warehouse Included In Continuing Operations	Total
Balance at July 1, 2006	$37.7	$74.3	$112.0
Additions:
Store & warehouse closings – lease obligations	—	0.6	0.6
Store & warehouse closings – other exit costs	—	0.2	0.2

Total additions	—	0.8	0.8
Adjustments to estimates:
Lease obligation	0.3	(1.1)	(0.8)
Other exit costs	0.2	(0.6)	(0.4)

Total adjustments to estimates	0.5	(1.7)	(1.2)
Reductions:
Lease/termination payments made	(1.0)	(3.2)	(4.2)
Payments for other exit costs	(0.2)	(0.5)	(0.7)

Total reductions	(1.2)	(3.7)	(4.9)

Balance at September 30, 2006	$37.0	$69.7	$106.7

10) Guarantor Subsidiaries

Delhaize America, Inc. has issued 7.375% notes due 2006 (that were paid in full at maturity on April 17, 2006), 7.55% notes due 2007, 8.125% notes due 2011, 8.05% notes due 2027 and 9.00% debentures due 2031. Substantially all of the subsidiaries of Delhaize America, Inc. (the “Guarantor Subsidiaries”) have fully and unconditionally and jointly and severally guaranteed this debt. The

Guarantor Subsidiaries and non-guarantor subsidiaries are wholly-owned subsidiaries of the Company. The non-guarantor subsidiaries represent less than 3% on an individual and aggregate basis of consolidated assets, pretax earnings, cash flow and equity. Therefore, the non-guarantor subsidiaries’ information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries.” Consolidated financial information for the Company and its Guarantor Subsidiaries is as follows:

Delhaize America, Inc.

Condensed Consolidated Statements of Income

For the 39 Weeks ended September 30, 2006

(Dollars in millions)	Parent/ Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$12,919.8	$—	$12,919.8
Cost of goods sold	—	9,405.8	—	9,405.8
Selling and administrative expenses	26.8	2,793.8	—	2,820.6
Equity in earnings of subsidiaries	(386.1)	—	386.1	—

Operating income	359.3	720.2	(386.1)	693.4
Interest expense, net	154.2	74.1	—	228.3

Income from continuing operations before income taxes	205.1	646.1	(386.1)	465.1
Income taxes (benefit)	(73.6)	254.6	—	181.0

Income before loss from discontinued operations	278.7	391.5	(386.1)	284.1
Loss from discontinued operations, net of tax	—	5.4	—	5.4

Net income	$278.7	$386.1	$(386.1)	$278.7

Delhaize America, Inc.

Condensed Consolidated Statements of Income

For the 39 Weeks ended October 1, 2005

(Dollars in millions)	Parent/ Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$12,344.9	$—	$12,344.9
Cost of goods sold	—	9,009.0	—	9,009.0
Selling and administrative expenses	22.4	2,673.6	—	2,696.0
Equity in earnings of subsidiaries	(341.1)	—	341.1	—

Operating income	318.7	662.3	(341.1)	639.9
Interest expense, net	168.7	74.4	—	243.1

Income from continuing operations before income taxes	150.0	587.9	(341.1)	396.8
Income taxes (benefit)	(72.6)	239.8	—	167.2

Income before loss from discontinued operations	222.6	348.1	(341.1)	229.6
Loss from discontinued operations, net of tax	—	7.0	—	7.0

Net income	$222.6	$341.1	$(341.1)	$222.6

Delhaize America, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2006

(Dollars in millions)	Parent/ Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6.8	$143.5	$—	$150.3
Receivables, net	—	126.2	—	126.2
Receivable from affiliate	20.0	51.1	(49.2)	21.9
Inventories	—	1,237.2	—	1,237.2
Prepaid expenses	0.3	41.0	—	41.3
Income tax receivable	—	2.9	(2.9)	—
Other current assets	—	33.0	—	33.0

Total current assets	27.1	1,634.9	(52.1)	1,609.9

Property and equipment, net	21.6	3,175.2	—	3,196.8
Goodwill	—	3,077.3	—	3,077.3
Intangibles, net	—	758.8	—	758.8
Reinsurance recoverable from affiliate	—	146.9	—	146.9
Deferred tax asset	60.0	—	(60.0)	—
Other assets	18.4	40.2	—	58.6
Investment in and advances to subsidiaries	6,264.9	—	(6,264.9)	—

Total assets	$6,392.0	$8,833.3	$(6,377.0)	$8,848.3

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	$48.0	$—	$—	$48.0
Accounts payable	0.1	763.0	—	763.1
Payable to affiliate	37.4	17.0	(49.2)	5.2
Accrued expenses	96.8	230.1	—	326.9
Current portion of capital lease obligations	—	47.3	—	47.3
Current portion of long-term debt	144.4	26.1	—	170.5
Other current liabilities	—	140.7	—	140.7
Deferred income taxes, net	—	6.8	5.6	12.4
Income taxes payable	56.8	—	(2.9)	53.9

Total current liabilities	383.5	1,231.0	(46.5)	1,568.0

Long-term debt, net of current portion	2,073.5	35.9	—	2,109.4
Capital lease obligations, net of current portion	—	737.3	—	737.3
Deferred income taxes, net	—	256.4	(65.6)	190.8
Other liabilities, net	5.5	307.8	—	313.3

Total liabilities	2,462.5	2,568.4	(112.1)	4,918.8

Commitments and contingencies	—	—	—	—
Total shareholders’ equity	3,929.5	6,264.9	(6,264.9)	3,929.5

Total liabilities and shareholders’ equity	$6,392.0	$8,833.3	$(6,377.0)	$8,848.3

Delhaize America, Inc.

Condensed Consolidated Balance Sheets

As of December 31, 2005

(Dollars in millions)	Parent/ Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$513.3	$155.0	$—	$668.3
Receivables, net	—	116.9	—	116.9
Receivable from affiliate	18.5	72.7	(70.9)	20.3
Inventories	—	1,198.3	—	1,198.3
Prepaid expenses	1.8	30.2	—	32.0
Other current assets	—	26.7	—	26.7

Total current assets	533.6	1,599.8	(70.9)	2,062.5

Property and equipment, net	23.0	3,046.4	—	3,069.4
Goodwill	—	3,074.0	—	3,074.0
Intangibles, net	—	771.4	—	771.4
Loan to affiliate	17.4	—	—	17.4
Reinsurance recoverable from affiliate	—	147.2	—	147.2
Deferred tax asset	61.9	—	(61.9)	—
Other assets	22.0	58.2	—	80.2
Investment in and advances to subsidiaries	6,117.8	—	(6,117.8)	—

Total assets	$6,775.7	$8,697.0	$(6,250.6)	$9,222.1

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$0.6	$756.1	$—	$756.7
Payable to affiliate	60.7	14.7	(70.9)	4.5
Accrued expenses	53.6	217.5	—	271.1
Current portion of capital lease obligations	—	44.0	—	44.0
Current portion of long-term debt	567.9	13.4	—	581.3
Other current liabilities	—	127.5	—	127.5
Deferred income taxes, net	—	8.7	3.6	12.3
Income taxes payable	68.9	3.6	—	72.5

Total current liabilities	751.7	1,185.5	(67.3)	1,869.9

Long-term debt, net of current portion	2,218.5	61.4	—	2,279.9
Capital lease obligations, net of current portion	—	733.7	—	733.7
Deferred income taxes, net	—	277.1	(65.5)	211.6
Other liabilities, net	4.1	321.5	—	325.6

Total liabilities	2,974.3	2,579.2	(132.8)	5,420.7

Commitments and contingencies	—	—	—	—
Total shareholders’ equity	3,801.4	6,117.8	(6,117.8)	3,801.4

Total liabilities and shareholders’ equity	$6,775.7	$8,697.0	$(6,250.6)	$9,222.1

Delhaize America, Inc.

Condensed Consolidated Statements of Cash Flows

For the 39 Weeks ended September 30, 2006

(Dollars in millions)	Parent/ Issuer	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(123.2)	$787.9	$664.7

Cash flows from investing activities
Capital expenditures	(0.1)	(476.1)	(476.2)
Proceeds from sale of property	—	6.0	6.0
Other investment activity	19.3	0.9	20.2

Net cash provided by (used in) investing activities	19.2	(469.2)	(450.0)

Cash flows from financing activities
Borrowings under revolving credit facilities	205.0	—	205.0
Repayments of borrowings under revolving credit facilities	(205.0)	—	(205.0)
Net proceeds from other short-term debt	48.0	—	48.0
Principal payments on long-term debt	(568.6)	(13.1)	(581.7)
Principal payments under capital lease obligations	—	(35.7)	(35.7)
Dividends paid	(139.0)	—	(139.0)
Transfer from escrow to fund long- term debt	—	11.8	11.8
Net change in advances to subsidiaries	293.2	(293.2)	—
Parent common stock (ADSs) purchased	(56.0)	—	(56.0)
Proceeds from stock options exercised	2.4	—	2.4
Excess tax benefits related to stock options	17.5	—	17.5

Net cash used in financing activities	(402.5)	(330.2)	(732.7)

Net decrease in cash and cash equivalents	(506.5)	(11.5)	(518.0)
Cash and cash equivalents at beginning of year	513.3	155.0	668.3

Cash and cash equivalents at end of period	$6.8	$143.5	$150.3

Delhaize America, Inc.

Condensed Consolidated Statements of Cash Flows

For the 39 Weeks ended October 1, 2005

(Dollars in millions)	Parent/ Issuer	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(110.5)	$791.9	$681.4

Cash flows from investing activities
Capital expenditures	(20.3)	(362.4)	(382.7)
Proceeds from sale of property	0.2	7.7	7.9
Other investment activity	54.1	2.2	56.3

Net cash provided by (used in) investing activities	34.0	(352.5)	(318.5)

Cash flows from financing activities
Proceeds from long-term debt	—	3.1	3.1
Principal payments on long-term debt	—	(13.2)	(13.2)
Principal payments under capital lease obligations	—	(32.1)	(32.1)
Dividends paid	(125.3)	—	(125.3)
Transfer from escrow to fund long- term debt	—	11.8	11.8
Net change in advances to subsidiaries	425.6	(425.6)	—
Parent common stock (ADSs) purchased	(40.8)	—	(40.8)
Proceeds from stock options exercised	3.9	—	3.9
Excess tax benefits related to stock options	9.2	—	9.2

Net cash provided by (used in) financing activities	272.6	(456.0)	(183.4)

Net increase (decrease) in cash and cash equivalents	196.1	(16.6)	179.5
Cash and cash equivalents at beginning of year	351.3	148.7	500.0

Cash and cash equivalents at end of period	$547.4	$132.1	$679.5

The wholly-owned direct subsidiaries named below fully and unconditionally and jointly and severally guarantee Delhaize America’s 7.375% notes due 2006 (that were paid in full at maturity on April 17, 2006), 7.55% notes due 2007, 8.125% notes due 2011, 8.05% notes due 2027 and 9.00% debentures due 2031.

•	Food Lion, LLC is a North Carolina limited liability company that operates all the Company’s Food Lion, Bloom and Bottom Dollar Food stores. Food Lion’s executive offices are located at 2110 Executive Drive, Salisbury, North Carolina 28147.

•	Hannaford Bros. Co. is a Maine corporation that operates substantially all of the Company’s Hannaford’s stores. Hannaford’s executive offices are located at 145 Pleasant Hill Road, Scarborough, Maine 04074.

•	Kash n’ Karry Food Stores, Inc. is a Delaware corporation that operates all the Company’s Kash n’ Karry and Sweetbay stores. Kash n’ Karry’s executive offices are located at 3801 Sugar Palm Drive, Tampa, Florida 33619.

•	J.H. Harvey Co., LLC is a Georgia limited liability company that operates all of the Company’s Harveys stores. Harveys’ executive offices are located at 727 S. Davis St., Nashville, Georgia 31639.

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

The Company continues to undergo both federal and state audits of its income tax filings, which it considers to be part of its ongoing business activity. In particular, the Company has experienced an increase in audit and assessment activity over the past several years, which it expects to continue. While the ultimate outcome of these federal and state audits is not certain, the Company considers the merits of its filing positions in its overall evaluation of potential tax liabilities and believes it has adequate liabilities recorded in its consolidated financial statements for exposures on these matters. Based on its evaluation of the potential tax liabilities and the merits of its filing positions, the Company also believes it is unlikely that potential tax exposure over and above the amounts currently recorded as liabilities in its consolidated financial statements will be material to its financial condition or future results of operation.

12) Recently Issued Accounting Standards

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)”. The EITF’s conclusion stipulates that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. The Company’s accounting policy for the presentation of sales taxes is on a net basis.

In June 2006, FASB issued EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-04”) which requires the application of the provisions of Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) to split-dollar life insurance arrangements. SFAS 106 would require the Company to recognize a liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. EITF 06-04 is effective for fiscal years beginning after December 15, 2007. The Company is in the process of evaluating the impact that the adoption of EITF 06-04 will have on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the benefit of an income tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan and/or a defined benefit plan as an asset or liability in its balance sheet, measured as the difference between the fair value of plan assets and the benefit obligation. In addition, SFAS 158 requires employers to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for the fiscal year ending after December 15, 2006. The adoption of this FASB is not expected to have a significant impact to the Company’s financial statements.

In September 2006, FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact that the adoption of SFAS 157 will have on its financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company does not believe that this SAB will have a material impact to the financial statements because the Company has used both the “iron curtain” and “rollover” approaches when quantifying misstatement amounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation (the 13 weeks and 39 weeks ended September 30, 2006 compared to the 13 weeks and 39 weeks ended October 1, 2005)

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in this quarterly report on Form 10-Q and the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our annual report on Form 10-K for the fiscal year ended December 31, 2005.

Certain accounts in the 2005 condensed consolidated financial statements were reclassified to conform with the 2006 condensed consolidated financial statements. Reclassifications for discontinued operations have also been made for all current and historical information presented herein from that contained in our company’s prior SEC filings.

Executive Summary

Our company, a wholly-owned subsidiary of Delhaize Group, engages in one line of business: the operation of retail food supermarkets in the eastern United States. We are a holding company that does business primarily under the banners of Food Lion (including Bloom and Bottom Dollar Food), Hannaford, Kash n’ Karry (including Sweetbay) and Harveys. Our stores sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food and deli-bakery products, as well as non-food items such as health and beauty care products, prescriptions, and other household and personal products. We offer nationally and regionally advertised brand name merchandise, as well as products manufactured and packaged for us, primarily under the private labels of “Food Lion,” “Hannaford,” “Kash n’ Karry,” “Sweetbay” and “Harveys.”

Our business is highly competitive and characterized by narrow profit margins. We compete with national, regional and local supermarket chains, supercenters, discount food stores, specialty stores, convenience stores, warehouse clubs, drug stores and restaurants. We continue to develop and evaluate new retailing strategies at each of our banners to respond to local consumer needs and maintain and increase our market share.

Third Quarter of 2006 Highlights:

During the third quarter of 2006, Delhaize America experienced increases in sales and improved gross margins, as compared to the third quarter of 2005.

Improvements in sales and gross margins in 2006 as compared to 2005 were the result of a combination of several initiatives, including:

•	effective price, promotion and marketing initiatives focusing on consumer preferences to increase transaction counts and same store sales;

•	improved assortment and customer service;

•	the success of the market and concept renewal initiatives; and

•	pricing optimization through the use of multiple price zones.

Sales also improved in the third quarter of 2006 as compared to the third quarter of 2005 due to the exiting of one of our competitors, Winn-Dixie, from several Food Lion, Kash n’ Karry and Sweetbay markets during the second half of 2005.

Selling and administrative expenses as a percent of sales decreased from last year, primarily due to reduced operating expenses at Food Lion and Sweetbay/Kash n’ Karry related to forfeited accounts in their retirement and profit sharing plans. This was partially offset by the costs related to the conversion of Kash n’ Karry stores to Sweetbay in Florida, increased utility and fuel expenses and higher health care costs.

Food Lion progressed with the renewal of its Washington, D.C. market through conversion and remodeling initiatives at its existing stores, and also continued its entry into the new market of Greenville-Spartanburg, South Carolina. In the Washington D.C. market, 14 converted Bloom stores, 10 converted Bottom Dollar Food stores and seven Food Lion stores were relaunched in the third quarter. In the Greenville-Spartanburg market, one Food Lion store was opened in the third quarter.

At Hannaford action was undertaken to structurally reduce expenses, particularly at its head office. These initiatives allowed Hannaford to increase its price competitiveness, with a particular focus on the Massachusetts area, while protecting its profitability. Hannaford launched its in-store nutrition navigation system called “Guiding Stars”, created to make it easier for interested shoppers to choose more nutritious foods. Hannaford also expanded successful categories such as its private label Inspirations and its Meals to Go products.

In Florida, six Kash n’ Karry stores were converted to the Sweetbay Supermarket concept in the third quarter, bringing the total number of Sweetbay stores to 54. There are 54 Kash n’ Karry stores remaining to be converted.

Fourth Quarter 2006 Outlook:

•	In the Washington, D.C. market, Food Lion will complete approximately 15 Bloom conversions and one Bottom Dollar Food conversion in the fourth quarter, while approximately 11 Bloom store conversions originally scheduled for completion in 2006 will not be ready until early 2007.

•	Hannaford will continue to remodel stores in its existing markets (approximately five stores for the remainder of 2006).

•	One Food Lion and two Bloom stores will be opened in the new market of Greenville-Spartanburg, South Carolina market later this year.

•	Kash n’ Karry will convert its remaining 14 stores in the Tampa/St. Petersburg, Florida market area to the Sweetbay banner by the end of 2006.

Critical Accounting Policies

We have chosen accounting policies we believe are appropriate to accurately and fairly report our operating results and financial position and we apply these accounting policies in a consistent manner. Our critical accounting policies are summarized in our annual report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants, lawyers and actuaries to assist in our evaluation.

Results of Operation

The following tables set forth the unaudited condensed consolidated statements of income for the 13 weeks and the 39 weeks ended September 30, 2006 and for the 13 weeks and 39 weeks ended October 1, 2005 for informational purposes.

(Dollars in millions)	13 Weeks ended September 30, 2006 (unaudited)	13 Weeks ended October 1, 2005 (unaudited)
Net sales and other revenues	$4,412.0	$4,194.9
Cost of goods sold	3,212.5	3,059.6
Selling and administrative expenses	947.6	908.5

Operating income	251.9	226.8
Interest expense, net	74.8	80.8

Income from continuing operations before income taxes	177.1	146.0
Income taxes	66.2	60.7

Income before loss from discontinued operations	110.9	85.3
Loss from discontinued operations, net of tax	0.8	2.0

Net income	$110.1	$83.3

(Dollars in millions)	39 Weeks ended September 30, 2006 (unaudited)	39 Weeks ended October 1, 2005 (unaudited)
Net sales and other revenues	$12,919.8	$12,344.9
Cost of goods sold	9,405.8	9,009.0
Selling and administrative expenses	2,820.6	2,696.0

Operating income	693.4	639.9
Interest expense, net	228.3	243.1

Income from continuing operations before income taxes	465.1	396.8
Income taxes	181.0	167.2

Income before loss from discontinued operations	284.1	229.6
Loss from discontinued operations, net of tax	5.4	7.0

Net income	$278.7	$222.6

(Percent of net sales and other revenues)	13 Weeks ended September 30, 2006% (unaudited)	13 Weeks ended October 1, 2005% (unaudited)
Net sales and other revenues	100.00	100.00
Cost of goods sold	72.81	72.93
Selling and administrative expenses	21.48	21.66

Operating income	5.71	5.41
Interest expense, net	1.69	1.93

Income from continuing operations before income taxes	4.02	3.48
Income taxes	1.50	1.45

Income before loss from discontinued operations	2.52	2.03
Loss from discontinued operations, net of tax	0.02	0.05

Net income	2.50	1.98

(Percent of net sales and other revenues)	39 Weeks ended September 30, 2006% (unaudited)	39 Weeks ended October 1, 2005% (unaudited)
Net sales and other revenues	100.00	100.00
Cost of goods sold	72.80	72.98
Selling and administrative expenses	21.83	21.84

Operating income	5.37	5.18
Interest expense, net	1.77	1.97

Income from continuing operations before income taxes	3.60	3.21
Income taxes	1.40	1.35

Income before loss from discontinued operations	2.20	1.86
Loss from discontinued operations, net of tax	0.04	0.06

Net income	2.16	1.80

Net Sales and Other Revenues

(Dollars in billions)	13 weeks ended September 30, 2006	13 weeks ended October 1, 2005	39 weeks ended September 30, 2006	39 weeks ended October 1, 2005
Net sales and other revenues	$4.4	$4.2	$12.9	$12.3

We record revenues primarily from the sale of products in our retail stores. Net sales and other revenues for the 13 and 39 weeks ended September 30, 2006 increased by 5.2% and 4.7% over the corresponding periods of 2005. Comparable store sales increased 3.1% and 2.9% for the 13 and 39 weeks ended September 30, 2006 over the comparable periods of 2005. Comparable store sales are calculated as the difference in sales from same stores (including relocations) over a comparable period. A new store has to be in operation for 56 weeks before it is included in the calculation of comparable store sales. A new store opening within the vicinity of an existing store which will be closed is considered a relocation. A closed store is removed from the calculation in the period in which it is closed.

The third quarter sales increase was driven primarily by the strong sales performance of Food Lion and Hannaford. The strong sales momentum at Food Lion was supported by effective price, promotion and marketing initiatives, improved assortment and customer service, the success of the market and concept renewal initiatives and last year’s store closings by Winn Dixie, a major competitor of Food Lion. Hannaford’s strong sales were supported by targeted promotions and marketing initiatives and continued positive momentum in the Massachusetts market.

We continue to see significant competitive activity through pricing and promotion initiatives as retailers bid for consumer dollars. During the first nine months of 2006, our Food Lion and Hannaford banners experienced 70 competitive store openings offset by 18 competitive store closings. In addition, many competitors continued to invest heavily in promotional spending in the form of aggressive advertised pricing, buy one and get one or two free offers, double and triple couponing and other aggressive pricing strategies. The activities and initiatives described in the previous paragraph, particularly at Food Lion, have resulted in improved sales momentum despite this competitive activity.

As of September 30, 2006, we operated 1,544 stores. Our retail store square footage totaled 57.5 million square feet at September 30, 2006, resulting in a 0.01% increase over the comparable period of 2005. Detail of store activity for the 39 weeks ended September 30, 2006 is shown below:

	Food Lion	Hannaford	Kash n’ Karry	Sweetbay	Harveys	Total
Stores at beginning of year	1,217 *	145	83	25	67	1,537
Stores opened	16	14	—	1	2	33
Stores closed	(12)	—	(1)	—	(6)	(19)
Stores closed for relocation	(5)	(1)	—	—	(1)	(7)
Stores converted	(6)	—	(28)	28	6	—

Stores at September 30, 2006	1,210 **	158	54	54	68	1,544

Net change year to date	(7)	13	(29)	29	1	7
Stores remodeled	26	5	—	28	15	74

*	Includes three Bottom Dollar Food stores and five Bloom stores.
**	Includes 17 Bottom Dollar Food stores and 22 Bloom stores.

Gross Margin

(Percent of net sales and other revenues)	13 weeks ended September 30, 2006	13 weeks ended October 1, 2005	39 weeks ended September 30, 2006	39 weeks ended October 1, 2005
Gross margin	27.19%	27.07%	27.20%	27.02%

Gross margin as a percentage of sales increased in the 13 and 39 weeks of 2006 compared with the corresponding period in 2005 due primarily to better inventory results, continued margin management and price optimization and an improvement in the sales mix at Food Lion, partially offset by targeted price reductions to improve competitiveness.

Selling and Administrative Expenses

(Percent of net sales and other revenues)	13 weeks ended September 30, 2006	13 weeks ended October 1, 2005	39 weeks ended September 30, 2006	39 weeks ended October 1, 2005
Selling and administrative expenses	21.48%	21.66%	21.83%	21.84%
Selling and administrative expenses excluding depreciation and amortization	18.67%	18.84%	18.95%	18.96%

Selling and administrative expenses as a percent of sales decreased over the 13 and 39 weeks of 2005 primarily due to expense reduction of $13.8 million related to forfeited accounts in the retirement and profit sharing plans of Food Lion and Sweetbay/Kash n’ Karry, offset by expenses related to the Sweetbay conversions, increases in health care costs and higher utility and fuel expenses.

Depreciation and Amortization Expense

(Dollars in millions)	13 weeks ended September 30, 2006	13 weeks ended October 1, 2005	39 weeks ended September 30, 2006	39 weeks ended October 1, 2005
Depreciation and amortization expense	$123.9	$118.4	$372.8	$356.2
Percent of net sales and other revenues	2.81%	2.82%	2.88%	2.88%

Depreciation and amortization increased for the 13 weeks and 39 weeks ended September 30, 2006 in comparison with the corresponding periods in 2005 primarily due to equipment purchases made for new stores, remodeled stores and converted stores since the third quarter of 2005.

Income Taxes

(Dollars in millions)	13 weeks ended September 30, 2006	13 weeks ended October 1, 2005	39 weeks ended September 30, 2006	39 weeks ended October 1, 2005
Income taxes	$66.2	$60.7	$181.0	$167.2
Effective tax rate	37.4%	41.6%	38.9%	42.1%

The effective tax rate decreased for the 13 and 39 weeks ended September 30, 2006 compared to the corresponding periods of the prior year due primarily to the positive impact of the resolution of state tax matters in several of the states in which we operate as well as an increase in the amount of tax benefit associated with our company’s stock based compensation.

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

Liquidity and Capital Resources

As of September 30, 2006, we had cash and cash equivalents of $150.3 million compared with $679.5 million as of October 1, 2005. The decrease in cash is primarily due to our debt repayment during the second quarter of 2006 (see Debt section below).

(Dollars in millions)	39 weeks ended September 30, 2006	39 weeks ended October 1, 2005
Cash provided by operating activities	$664.7	$681.4

We have historically generated positive cash flow from operations. Cash provided by operating activities decreased over the comparable period in 2005 primarily due to an increase in income tax payments ($201.4 million in 2006 and $156.5 million in 2005) and decreases in accrued expenses and other operating liabilities partially offset by increased net income.

(Dollars in millions)	39 weeks ended September 30, 2006	39 weeks ended October 1, 2005
Cash used in investing activities	$450.0	$318.5

The increase in cash used in investing activities was primarily due to an increase in capital expenditures ($476.2 million for the 39 weeks ended September 30, 2006 compared to $382.7 million for the comparable period of 2005). The increase in capital expenditures is primarily due to the opening of 33 new stores and renovations to 74 existing stores.

(Dollars in millions)	39 weeks ended September 30, 2006	39 weeks ended October 1, 2005
Cash used in financing activities	$732.7	$183.4

Cash used in financing activities increased for the 39 weeks ended September 30, 2006 compared to the 39 weeks ended October 1, 2005 primarily due to the repayment of our $563.5 million 7.375% Notes on April 17, 2006, offset by $48.0 million in proceeds from short-term debt (see Debt section below).

Debt

We have a $500 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of commercial banks. The Credit Agreement provides for a $500 million five-year unsecured revolving credit facility, with a $100 million sublimit for the issuance of letters of credit, and a $35 million sublimit for swingline loans. Upon our company’s election, the aggregate maximum principal amount available under the Credit Agreement may be increased to an aggregate amount not exceeding $650 million. Funds are available under the Credit Agreement for general corporate purposes. The Credit Agreement will mature on April 22, 2010, unless we exercise our option to extend it for up to two additional years. We had no outstanding borrowings under the Credit Agreement as of September 30, 2006 and December 31, 2005.

The Credit Agreement contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio and a dividend restriction test. We must comply with all covenants in order to have access to funds under the Credit Agreement. As of September 30, 2006, we were in compliance with all covenants contained in the Credit Agreement. A deteriorating economic or operating environment may subject us to a risk of non-compliance with the covenants.

We also have periodic short-term borrowings under other arrangements that are available to us at the lenders’ discretion. As of September 30, 2006, we had borrowings of $48.0 million outstanding under these arrangements. We had no borrowings outstanding under these arrangements as of December 31, 2005.

As of September 30, 2006, we had long–term debt, net of associated discount and premium as follows:

(Dollars in millions)

Notes, 7.55%, due 2007	$145.0
Notes, 8.125%, due 2011	1,095.9
Notes, 8.05%, due 2027	122.0
Debentures, 9.00%, due 2031	855.0
Other notes, 6.31% to 7.41%, due 2006 to 2016	39.4
Mortgage payables, 7.55% to 8.65%, due 2006 to 2016	7.6
Other debt, 7.25% to 14.15%, due 2006 to 2013	15.0

Total long-term debt	2,279.9
Less current portion	170.5

Long-term debt, net of current portion	$2,109.4

We enter into significant leasing obligations related to our store properties. Capital lease obligations outstanding as of September 30, 2006 were $784.6 million compared with $777.7 million as of December 31, 2005. Typically, lease agreements provide for initial terms of 20 and 25 years, with renewal options ranging from five to 20 years.

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

We maintain interest rate swaps against certain debt obligations, effectively converting a portion of the debt from fixed to variable rates. The notional principal amount of interest rate swap arrangements as of September 30, 2006 was $100 million maturing in 2011. Maturity dates of interest rate swap arrangements match those of the underlying debt.

A table representing the expected principal payments and related interest rates of our long-term debt by year of maturity as of December 31, 2005 was included under the heading “Market Risk” on page 26 of our annual report on Form 10-K for the year ended December 31, 2005. The table has not materially changed except for the repayment of the 7.375% Notes on April 17, 2006 as discussed herein.

We do not trade in foreign markets or in commodities, nor do we have significant concentrations of credit risk. Accordingly, we do not believe that foreign exchange risk, commodity risk or credit risk pose a significant impact to our financial statements.

Contractual Obligations and Commitments

We assume various financial obligations and commitments in the normal course of our operating and financing activities. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. A table representing the scheduled maturities of our contractual obligations as of December 31, 2005 was included under the heading “Contractual Obligations and Commitments” on page 27 of our annual report on Form 10-K for the year ended December 31, 2005. As of September 30, 2006, there were no significant changes to the table referenced above except for the payment in full of $563.5 million of 7.375% Notes on April 17, 2006.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Information about material developments that may have occurred since December 31, 2005 is described in Note 11, “Commitments and Contingencies,” under “Notes to Unaudited Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q and is incorporated herein by reference.

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

DELHAIZE AMERICA, INC.

DATE: November 14, 2006	BY:	/s/ Carol M. Herndon
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