Form 10-K
period 2006-12-30
DELHAIZE AMERICA INC
filed 2007-03-30
CIK 37912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

Commission File No. 000-06080

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

All of the registrant’s voting and non-voting common stock was held by affiliates on December 30, 2006.

Outstanding shares of common stock of the Registrant as of March 30, 2007.

Class A Common Stock -	91,270,348,481
Class B Common Stock -	75,468,935

THIS REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1) (A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Exhibit index is located on sequential page 86 hereof.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

DELHAIZE AMERICA, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 30, 2006

Unless the context otherwise requires, the terms “Delhaize America,” the “Company,” “we,” “us” and “our” refer to Delhaize America, Inc., a North Carolina corporation together with its consolidated subsidiaries.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Statements included in, or incorporated by reference into, this report, other than statements of historical fact, which address activities, events or developments that Delhaize America expects or anticipates will or may occur in the future, including, without limitation, statements regarding expansion and growth of Delhaize America’s business, anticipated store openings and renovations, future capital expenditures, projected revenue growth or synergies resulting from acquisitions, and business strategy, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995 about Delhaize America that are subject to risks and uncertainties. These forward-looking statements generally can be identified as statements that include phrases such as “believe”, “project”, “estimate”, “strategy”, “may”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “likely”, “will”, “should” or other similar words or phrases. Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Item 1A “Risk Factors” of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business.

Delhaize America, Inc., a wholly owned subsidiary of Delhaize Group SA, engages in one line of business, the operation of retail food supermarkets in the eastern United States. The Company was incorporated in North Carolina in 1957 and maintains its corporate headquarters in Salisbury, North Carolina. Delhaize America is a holding company that does business primarily under the banners of Food Lion (including Bloom and Bottom Dollar Food), Hannaford, Kash n’ Karry (including Sweetbay) and Harveys.

Delhaize America makes available free of charge, on or through the SEC documents section of Delhaize Group SA’s web site (http://www.delhaizegroup.com), the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Merchandising

The Company’s supermarkets sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food and deli-bakery products, as well as non-food items such as health and beauty care products, prescription medicines, and other household and personal products. The Company offers nationally and regionally advertised brand name merchandise as well as products manufactured and packaged for the Company, primarily under the private labels of “Food Lion,” “Hannaford,” “Kash n’ Karry,” “Sweetbay,” and “Harveys.” Sales of private label products represented 16%, 18%, 15%, and 10% of Food Lion’s, Hannaford’s, Kash n’ Karry’s (including Sweetbay) and Harveys’ respective sales in 2006.

Procurement

The Company procures products through its retail operating companies and procurement subsidiaries, with operations in Salisbury, North Carolina; Scarborough, Maine; and Tampa, Florida. The regional centralization of purchasing operations allows the Company’s management to establish long-term relationships with many vendors, providing various alternatives for sources of product supply.

Business Conditions and Competition

The business in which the Company is engaged is highly competitive and characterized by narrow profit margins. The Company competes with national, regional and local supermarket chains, supercenters, discount food stores, specialty stores, convenience stores, warehouse clubs, drug stores and restaurants. The Company expects to continue to develop and evaluate new retailing strategies at each of its banners to respond to local consumer needs and maintain and increase its market share. Seasonal changes have no material effect on the operation of the Company’s supermarkets.

Stores

As of December 30, 2006, 1,549 supermarkets were in operation as follows:

	Food Lion	Harveys	Bloom	Bottom Dollar Food	Hannaford	Kash n’ Karry	Sweetbay	Total
Delaware	17							17
Florida	33	7				38	69	147
Georgia	39	60						99
Kentucky	11							11
Maine					50			50
Maryland	66		7	4				77
Massachusetts					25			25
New Hampshire					29			29
New York					40			40
North Carolina	483		5	4				492
Pennsylvania	6							6
South Carolina	126	1	5					132
Tennessee	65							65
Vermont					14			14
Virginia	295		22	10				327
West Virginia	18							18
	1,159	68	39	18	158	38	69	1,549

The following table shows the number of stores opened/acquired, closed, relocated, and the number of stores opened at the end of each year for the past three years.

	# Stores Opened / Acquired		# Stores Closed	# Stores Closed for Relocation	# Stores Open at Year-end
2006	40		(20)	(8)	1,549
2005	42		(17)	(11)	1,537
2004	53	(a)	(40)	(5)	1,523

(a)	Includes 19 stores acquired in connection with the acquisition of Victory Super Market.

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

Employees

As of December 30, 2006, the Company employed 45,455 full-time and 63,428 part-time employees.

Acquisitions

On November 26, 2004, the Company completed its acquisition of 19 Victory Super Markets (“Victory”) with 17 stores located in central and southeastern Massachusetts and two stores located in southern New Hampshire. The purchase price for this transaction was approximately $178.8 million. The Company’s Consolidated Statement of Income included the results of operation of Victory prospectively from November 27, 2004.

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

The food retail industry is competitive and generally characterized by narrow profit margins. Our competitors include international, national, regional and local supermarket chains, supercenters, independent grocery stores, specialty food stores, warehouse club stores, retail drug chains, convenience stores, membership clubs, general merchandisers and discount retailers. Food retail chains generally compete on the basis of location, quality of products, service, price, product variety and store condition. We believe that we could face increased competition in the future from all of these competitors. To the extent we reduce prices to maintain or grow our market share in the face of competition, net income and cash generated from operations could be adversely affected. Some of our competitors have financial, distribution, purchasing and marketing resources that are greater than ours. Our profitability could be impacted by the pricing, purchasing, financing, advertising or promotional decisions made by competitors.

We have substantial financial debt outstanding that could negatively impact our business.

We have substantial debt outstanding. As of December 30, 2006, we had total consolidated debt outstanding of approximately $3.2 billion, including total capital lease and lease finance obligations of approximately $0.8 billion. Our level of debt could:

•	make it difficult for us to satisfy our obligations, including making interest payments;

•	limit our ability to obtain additional financing to operate our business;

•	limit our financial flexibility in planning for and reacting, to industry changes;

•	place us at a competitive disadvantage as compared to less leveraged companies;

•	increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates; and

•	require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing the availability of our cash flow for other purposes.

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

Our renovation and conversion plans may not be successful, which may adversely affect our business and financial condition.

A key to our business strategy has been, and will continue to be, the renovation and/or conversion of our existing stores, as well as the renovation of our infrastructure. Although it is expected that cash flows generated from operations, supplemented by the unused borrowing capacity under our credit facilities and the availability of capital lease financing, will be sufficient to fund our capital renovation programs and conversion initiatives, sufficient funds may not be available. Our inability to successfully renovate and /or convert our existing stores and renovate other infrastructure could adversely affect our business, our results of operation and our ability to compete successfully.

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

We continue to experience both federal and state audits of our income tax filings, which we consider to be part of our ongoing business activity. While the ultimate outcome of these federal and state audits is not certain, we have considered the merits of our filing positions in our overall evaluation of potential tax liabilities and believe we have adequate liabilities recorded in our consolidated financial statements for potential exposures on these matters. Unexpected outcomes in audit could result in an adverse effect on our financial statements.

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

Additionally, our property insurance includes self-insured retentions per occurrence of (i) $15.0 million for named windstorms, (ii) $5.0 million for Zone A flood losses and (iii) $2.5 million for all other losses.

We also are self-insured for health care, which includes medical, pharmacy, dental and short-term disability. Our self-insurance liability for claims incurred but not yet reported is estimated quarterly by management based on available information and takes into consideration actuarial evaluations determined annually based on historical claims experience, claims processing procedures and medical cost trends.

It is possible that the final resolution of some of the claims against these self-insurance programs may require us to make significant expenditures in excess of our existing reserves over an extended period of time and for a range of amounts that cannot be reasonably estimated.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company operated 1,159 supermarkets under the Food Lion banner, 39 supermarkets under the Bloom banner and 18 supermarkets under the Bottom Dollar Food banner at the end of 2006 in the mid-Atlantic and southeastern regions of the United States. Food Lion, Bloom and Bottom Dollar Food stores average approximately 35,600 square feet. The current Food Lion store prototypes are approximately 25,000 and 35,000 square feet. Bloom’s current store prototype is approximately 38,000 square feet.

At the end of 2006, the Company operated 68 Harveys supermarkets in central and south Georgia and the Tallahassee, Florida area. Harveys stores average approximately 30,300 square feet. The current Harveys store prototypes are approximately 21,000 and 35,000 square feet.

At the end of 2006, the Company operated 158 Hannaford supermarkets. Of the 158 operating stores, 120 are combination stores, which consist of traditional all-department supermarkets together with pharmacies, other services and expanded general merchandise under one roof. Hannaford supermarkets are located in Maine, New Hampshire, Vermont, upstate New York and Massachusetts. Hannaford stores average approximately 48,400 square feet. The current Hannaford store prototypes are approximately 35,600, 46,900 and 56,600 square feet.

At the end of 2006, the Company operated 38 Kash n’ Karry and 69 Sweetbay supermarkets in central Florida. Kash n’ Karry and Sweetbay stores average approximately 44,000 square feet. As discussed below in the Executive Summary, the Company is rebranding its Florida business from Kash n’ Karry to Sweetbay. The Sweetbay store prototypes are approximately 38,100, 46,900 and 49,700 square feet.

All of the Company’s supermarkets are primarily self-service stores, which have off-street parking facilities. With the exception of operating 130 owned supermarkets, the Company occupies its various supermarket premises under lease agreements typically providing for initial terms of 20 and 25 years, with renewal options ranging from five to 20 years.

The following table identifies the location and square footage of the 12 distribution centers and four offices operated by the Company as of December 30, 2006. The Company owns all of its distribution centers and office space, except for the square footage leased as identified in the table.

Distribution Centers

Location	Square Feet (in thousands)
Salisbury, North Carolina	1,630
Greencastle, Pennsylvania	1,236
Dunn, North Carolina	1,225
Disputanta, Virginia	1,124
Elloree, South Carolina	1,099
Clinton, Tennessee	833
Plant City, Florida	810
South Portland, Maine	630
Schodack, New York	580
Butner, North Carolina	441
Green Cove Springs, Florida	244	(a)
Winthrop, Maine	241

Total	10,093

Offices

Location	Square Feet (in thousands)
Corporate Headquarters, Salisbury, North Carolina	278
Corporate Offices, Scarborough, Maine	286	(a)
Corporate Offices, Tampa, Florida	19	(a)
Corporate Offices, Nashville, Georgia	26	(a)

Total	609

(a)	represents leased properties

Item 3.	Legal Proceedings.

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

Delhaize Group SA, together with its wholly owned subsidiary, Delhaize the Lion America, Inc. (“DETLA”), owns all of the outstanding shares of our common stock. As a result, there is no established public market for our common stock.

Dividends Declared Per Share of Common Stock *

	Year Ended December 30, 2006		Year Ended December 31, 2005
Quarter	Class A	Class B	Class A	Class B
First	$—	$—	$—	$—
Second	.001522	.001522	.001098	.001098
Third	—	—	—	—
Fourth	—	—	—	—

	$.001522	$.001522	$.001098	$.001098

*	See Debt section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for negative covenant related to a dividend restriction test.

Item 6.	Selected Financial Data.

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with our consolidated financial statements and the accompanying notes that appear under Item 8 in this Form 10-K.

Executive Summary

Delhaize America, Inc., a wholly owned subsidiary of Delhaize Group SA, engages in one line of business, the operation of retail food supermarkets in the eastern United States. Delhaize America is a holding company that does business primarily under the banners of Food Lion (including Bloom and Bottom Dollar Food), Hannaford, Kash n’ Karry (including Sweetbay) and Harveys. Our supermarkets sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen food and deli-bakery products, as well as non-food items such as health and beauty care products, prescription medicines, and other household and personal products. We offer nationally and regionally advertised brand name merchandise, as well as products manufactured and packaged for us, primarily under the private labels of “Food Lion,” “Hannaford,” “Kash n’ Karry,” “Sweetbay” and “Harveys.”

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

2006 Highlights:

Sales and Gross Margin Improvement: Principal improvements in sales and gross margins in 2006 as compared to 2005 were the result of a combination of several initiatives, including:

•	effective price, promotion and marketing initiatives focusing on consumer preferences to increase same store sales;

•	improved assortment and customer service;

•	the success of market and concept renewal initiatives; and

•	pricing optimization through the use of multiple price zones.

Sales also improved in 2006 as compared to 2005 due to (i) the exiting of one of our competitors, Winn-Dixie, from several Food Lion, Kash n’ Karry and Sweetbay markets during the second half of 2005 and (ii) a historic high of 14 store openings by Hannaford in 2006.

Selling and Administrative Expense as a percent of sales for 2006 increased due to:

•	Higher health care costs due to an increase in claims filed and costs per claim;

•	Higher store utility costs due to rising fuel costs;

•	Kash n’ Karry’s ongoing conversion of its stores to Sweetbay Supermarket (69 Sweetbay stores were in operation as of December 30, 2006); and

•	Labor and other pre-opening costs incurred in connection with Food Lion’s market renewal in the Washington, D.C. market.

These increases to selling and administrative expenses were reduced by the expense reduction related to forfeited accounts in the retirement and profit sharing plans of Food Lion and Sweetbay/Kash n’ Karry.

Food Lion started its first multi-brand market renewal in the Washington, D.C. market, converting 29 Food Lion stores to Bloom stores, converting 14 Food Lion stores to Bottom Dollar Food stores and relaunching 25 Food Lion stores. Additionally, in June 2006 certain significant support functions of Harveys were transferred from Harveys to Food Lion, in order to improve efficiency. Food Lion also completed the first phase of a project through which Food Lion intends to significantly improve the replenishment cycle of its stores.

At Hannaford, action was undertaken to structurally reduce expenses, particularly at its head office. These initiatives allowed Hannaford to increase its price competitiveness, with a particular focus on the Massachusetts area, while protecting its profitability. Hannaford launched its in-store nutrition navigation system called “Guiding Stars,” created to make it easier for interested shoppers to choose more nutritious foods. Hannaford also expanded successful categories such as its private label Inspirations and its Meals to Go products.

In Florida, 43 Kash n’ Karry stores in the Tampa-St. Petersburg market were converted to the Sweetbay Supermarket concept in 2006, bringing the total number of Sweetbay stores to 69.

On April 17, 2006, we repaid $563.5 million of Notes (7.375%) in full, which decreased interest expense in 2006 compared to 2005.

2007 Outlook:

•

Delhaize America expects that a total of approximately 47 new supermarkets will be opened under its banners, collectively, while approximately 10 stores will be closed to be relocated and 14 other stores will be closed.

•	Food Lion will remodel 142 stores as part of its market and store renewal programs.

•	Food Lion completed its Washington, D.C. market renewal during the first quarter of 2007 by converting 11 Food Lion stores to Bloom stores.

•	Hannaford will reinvest in existing locations with 9 scheduled remodels.

•	Kash n’ Karry will complete the rebranding of the remaining Kash n’ Karry stores to Sweetbay Supermarket before the end of September 2007.

•

Delhaize America and Delhaize Group SA are planning the implementation of cross-guarantees between the two companies. The cross-guarantees of the companies’ financial debt obligations will support the continued integration of Delhaize Group SA and its subsidiaries and increase financial flexibility.

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

Accounting for Stock-Based Compensation—Prior to January 2, 2005, we accounted for the Delhaize Group 2002 Stock Incentive Plan, the 1996 Food Lion Plan, the 1988 and 1998 Hannaford Plans and the 2000 Delhaize America Plan under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). No compensation cost was recognized in the income statement for stock options prior to 2005, as all options granted had an exercise price equal to the market value of the underlying Delhaize Group SA ADSs on the date of grant. Historically, for purposes of the disclosures required by the original provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock Compensation” (“SFAS No. 123”), the straight-line method was used to allocate the option valuation amounts evenly over their respective vesting schedules.

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

Based on the guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107), “Share-Based Payment”, we reassessed the expected volatility assumptions as of the grant date for stock options granted during 2006. Prior to 2006, the Company used historical volatility to estimate the grant date fair value of stock options. The Company changed its method of estimating expected volatility for all stock options granted after January 1, 2006 to exclude a period of abnormal volatility (July 2002 to July 2003) that is not representative of future expected stock price behavior and is not expected to recur during the expected or contractual term of the options. We believe that this change results in a more accurate estimate of the grant date fair value of employee stock options. Using historical volatility, and excluding a period of abnormal volatility, to value the stock options granted in 2006 resulted in a decrease to the total grant date fair value of approximately $5.2 million (total fair value of the stock options granted in 2006 was approximately $19.0 million).

Asset impairment—We periodically evaluate the period of depreciation or amortization for long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,.” to determine whether current circumstances warrant revised estimates of useful lives. We monitor the carrying value of each of our retail stores, our lowest level asset group for which identifiable cash flows are independent of other groups of assets and liabilities, for potential impairment based on projected future cash flows. If an impairment is identified for a retail store, we compare the asset group’s estimated fair value to its current carrying value and record provisions for impairment as appropriate.

Impairment losses are significantly impacted by estimates of future operating cash flows and estimates of fair value. We estimate future cash flows based on the experience and knowledge of the markets in which our stores are located. These estimates are adjusted for variable factors such as inflation and general economic conditions. We estimate fair value based on our experience and knowledge of the real estate markets where the store is located and also include an independent third-party appraiser in certain situations. Although we believe the assumptions used are reasonable, changes in economic conditions and operating performance impacting the assumptions used in projecting future operating cash flows could have a significant impact on the determination of fair value and impairment amounts.

Goodwill and other intangible assets—We conduct an annual assessment of potential impairment of goodwill and other indefinite lived intangible assets in the fourth quarter of each year or when events or circumstances indicate that impairment may have occurred in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We perform our impairment analysis by comparing the carrying value of each reporting unit to its current fair value. Fair value is estimated based on discounted cash flow projections provided by reporting unit management. When the carrying value of the reporting unit exceeds its fair value, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. When the carrying amount of the goodwill exceeds the implied fair value, an impairment loss is recorded.

The evaluation of goodwill and intangibles with indefinite useful lives for impairment requires management to use significant judgments and estimates including, but not limited to, projected future revenue, cash flows and discount rates. We believe that, based on current conditions, material goodwill and intangible impairments are not likely to occur. While we believe the assumptions used are reasonable, changes in economic conditions and operating performance could impact the assumptions used in projecting future operating cash flows and in selecting an appropriate discount rate could have a significant impact on the determination of fair value and impairment amounts.

Income taxes—Deferred tax liabilities or assets are established using statutory tax rates in effect at the balance sheet date for temporary differences between financial and tax reporting bases. Deferred tax assets and liabilities are subsequently adjusted to reflect changes in tax laws or rates in the period that includes the enactment date. Significant accounting judgment is required in determining the income taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by tax authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates. Based on our evaluation of the potential tax liabilities and the merits of our filing positions, we also believe it is unlikely that potential tax exposures in excess of the amounts currently recorded as liabilities in our consolidated financial statements will be material to our financial condition or future results of operation.

Inventories—Inventories are stated at the lower of cost (Last-in, First-out (“LIFO”), First-in, First-out (“FIFO”) and Average Cost) or market. We evaluate inventory shrinkage throughout the year based on actual physical counts in our stores and distribution centers and record adjustments on total inventory based on the results of these counts applied to the total inventory to provide for the estimated shrinkage as of the balance sheet date. Shrinkage refers to the difference in the amount of inventory we initially record and the actual inventory on hand. Shrinkage primarily occurs in our perishable items, due to spoilage, breakage and other inventory losses. If actual losses as a result of inventory shrinkage are different than management’s estimates, adjustments to the allowance for inventory shrinkage may be required.

Leases—Our stores operate principally in leased premises. We account for leases under the provisions of SFAS No.13, “Accounting for Leases,” and related accounting guidance. For lease agreements that provide for escalating rent payments, we recognize rent expense on a straight-line basis over the non-cancelable lease term and option renewal periods where failure to exercise such options would result in an economic penalty such that renewal appears, at the inception of the lease, to be reasonably assured. The lease term commences when we become obligated under the terms of the lease agreement and extends over the non-cancelable term and option renewal periods where failure to exercise such option would result in an economic penalty such that renewal appears to be reasonably assured.

Emerging Issues Task Force 97-10 (“EITF 97-10”) “The Effect of Lessee Involvement in Asset Construction,” is applied when our company is involved in certain structural elements of the construction of stores that will be leased when construction is complete. EITF 97-10 requires us to be considered the owner, for accounting purposes, of these facilities. Accordingly, we record a construction in progress asset for these stores with offsetting lease finance obligations in the consolidated balance sheets. These leases typically do not qualify for sale-leaseback treatment in accordance with SFAS No. 98, “Accounting for Leases,” and as such, we continue to account for these leases as a lease financing obligation upon completion of store construction.

When evaluating leases we use significant judgments and estimates, which include the determination of the lease term, our incremental borrowing rate and fair market values of land and buildings. The determination of the lease term involves judgments as to whether an economic penalty exists which reasonably assures renewal of option periods. The incremental borrowing rate is used to calculate the present value of future rent payments and is based on the current yield for publicly traded debt of our company. The fair market value of the leased premises is based on our experience and knowledge of the real estate markets where the store is located and includes an independent third-party appraiser in certain situations.

Self-insurance—We are self-insured for workers’ compensation, general liability, vehicle accident and druggist claims. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Maximum retention, including defense costs per occurrence, is (i) from $0.5 million to $1.0 million per accident for workers’ compensation, (ii) $5.0 million per accident for automobile liability and (iii) $3.0 million per accident for general liability, with an additional $2.0 million retention in excess of the primary $3.0 million general liability retention for druggist liability. We are insured for costs related to covered claims, including defense costs, in excess of these retentions. The significant assumptions used in the development of the actuarial estimates are grounded upon our historical claims data, including the average monthly claims and the average lag time between incurrence and payment.

We implemented a captive insurance program in 2001 pursuant to which the self-insured reserves related to workers’ compensation, general liability and automobile coverage were reinsured by Pride, an Irish reinsurance captive owned by an affiliated company of Delhaize Group SA. The purpose for implementing the captive insurance program was to provide Delhaize Group SA continuing flexibility in its risk management program while providing certain excess loss protection through anticipated reinsurance contracts with Pride. Premiums are transferred annually to Pride through Delhaize Insurance Co. (“DIC”), a subsidiary of Delhaize America. Prior to January 1, 2006, 100% of the risk was reinsured by Pride. Beginning on January 1, 2006, Pride reinsures 90% of the risk and the remaining 10% is retained by DIC.

Additionally property insurance includes self-insured retentions per occurrence of (i) $15.0 million for named windstorms, (ii) $5.0 million for Zone A flood losses, and (iii) $2.5 million for all other losses.

We also are self-insured for health care, which includes medical, pharmacy, dental and short-term disability. Our self-insurance liability for claims incurred but not yet reported is estimated quarterly by management based on available information and takes into consideration actuarial evaluations determined annually based on historical claims experience, claims processing procedures and medical cost trends.

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

Store closing reserves—We provide for closed store liabilities to reflect the estimated post-closing lease liabilities and other exit costs associated with the related store closing commitments. Other exit costs include estimated utilities, real estate taxes, common area maintenance, and insurance costs to be incurred after the store closes over the remaining lease term (all of which are typically contractually required payments under the lease agreements). Store closings are generally completed within one year after the decision to close. The closed store liabilities are paid over the lease terms associated with the closed stores. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed in the period that such settlement is determined. We estimate the lease liabilities, net of sublease income; using a discount rate based on the current treasury note rates adjusted for our current credit spread to calculate the present value of the remaining liabilities on closed stores.

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

Calculating the estimated losses requires significant judgments and estimates that could be impacted by factors such as the extent of interested buyers, the ability to obtain subleases, the creditworthiness of sublessees, and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions and resultant demand for commercial property and changes to these factors could materially affect our closed store reserves.

Supplier allowances—We receive allowances, credits and income from suppliers primarily for volume incentives, new product introductions, in-store promotions and co-operative advertising. Volume incentives are based on contractual arrangements generally covering a period of one year or less and have been included as a reduction in the cost of inventory as earned and recognized as a reduction in cost of sales when the product is sold. New product introduction allowances compensate us for costs incurred associated with product handling and have been deferred and recognized as a reduction in cost of sales over the product introductory period.

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

Amounts owed to us under these arrangements are subject to credit risk. In addition, the terms of the contracts covering these programs can be complex and subject to interpretation, which can potentially result in disputes. We provide an allowance for uncollectible accounts and to cover disputes in the event that our interpretation of the contract terms differs from that of our vendors’ and our vendors seek to recover some of the consideration from us. These allowances are based on the current financial condition of our vendors, specific information regarding disputes and historical experience, and changes to these factors could impact these allowances.

Results of Operation

The following tables set forth the Consolidated Statements of Income for the years ended December 30 2006, December 31, 2005 and January 1, 2005 for informational purposes.

	2006	2005	2004
(Dollars in millions)
Net sales and other revenues	$17,289.2	$16,550.7	$15,837.8
Cost of goods sold	12,596.4	12,068.6	11,644.3
Selling and administrative expenses	3,748.7	3,583.1	3,339.9

Operating income	944.1	899.0	853.6
Interest expense, net	303.8	322.9	325.4
Net loss from extinguishment of debt	—	—	4.5

Income from continuing operations before income taxes	640.3	576.1	523.7
Income taxes	257.6	233.5	212.9

Income before loss from discontinued operations	382.7	342.6	310.8
Loss from discontinued operations, net of tax	6.7	10.3	56.7

Net income	$376.0	$332.3	$254.1

	2006%	2005%	2004%
(Percent of net sales and other revenues)
Net sales and other revenues	100.00	100.00	100.00
Cost of goods sold	72.86	72.92	73.52
Selling and administrative expenses	21.68	21.65	21.10

Operating income	5.46	5.43	5.38
Interest expense, net	1.76	1.95	2.05
Net loss from extinguishment of debt	0.00	0.00	0.03

Income from continuing operations before income taxes	3.70	3.48	3.30
Income taxes	1.49	1.42	1.34

Income before loss from discontinued operations	2.21	2.06	1.96
Loss from discontinued operations, net of tax	0.04	0.06	0.36

Net income	2.17	2.00	1.60

Net Sales and Other Revenues

(Dollars in billions)	2006	2005	2004
Net sales and other revenues	$17.3	$16.6	$15.8

We record revenues primarily from the sale of products in our retail stores. Net sales and other revenues increased 4.46% in 2006 in comparison with 2005. Comparable store sales increased 2.7% during 2006 over the comparable period in 2005. Comparable store sales are calculated as the difference in sales from same stores (including relocations) over a comparable period. A new store has to be in operation for 56 weeks before it is included in the calculation of comparable store sales. A new store opening within the vicinity of an existing store which will be closed is considered a relocation. A closed store is removed from the calculation in the period in which it is closed.

The 2006 sales increase was driven primarily by the strong sales performance of Food Lion and Hannaford. The strong sales momentum at Food Lion was supported by effective price, promotion and marketing initiatives, improved assortment and customer service, the success of the market and concept renewal initiatives and the store closings in 2005 by Winn Dixie, a major competitor of Food Lion.

Hannaford’s strong sales were supported by competitive pricing, a historic high of 14 store openings, the expansion of its private label categories, major price investments, particularly in the Massachusetts market, and its focus on health and wellness initiatives such as the launch of the “Guiding Stars” in-store nutrition navigation system. Sales at Sweetbay were negatively impacted by the intensive remodeling activity and the sales weakness at the unconverted Kash n’ Karry stores. During 2006, we had a net increase of 12 store openings, and we remodeled 97 stores.

We continue to see significant competitive activity through pricing and promotion initiatives as retailers bid for consumer dollars. During 2006, our Food Lion and Hannaford banners experienced 91 competitive store openings (including the reopening of certain previously closed former Winn Dixie sites) offset by 25 competitive store closings. In addition, many competitors continued to invest heavily in promotional spending in the form of aggressive advertised pricing, buy one and get one or two free offers, double and triple couponing and other aggressive pricing strategies. The activities and initiatives described in the previous paragraph, particularly at Food Lion and Hannaford, have resulted in improved sales momentum despite this competitive activity.

As of December 30, 2006, we operated 1,549 stores. Our retail store square footage totaled 57.7 million square feet at December 30, 2006, resulting in a 1.4% increase over fiscal 2005. Detail of store activity for 2006 is shown below:

	Food Lion	Harveys	Bloom		Bottom Dollar Food		Hannaford	Kash n’ Karry	Sweetbay	Total
Stores at beginning of year	1,209	67	5		3		145	83	25	1,537
Stores opened	18	2	5		—		14	—	1	40
Stores closed	(12)	(6)	—		—		—	(2)	—	(20)
Stores closed for relocation	(6)	(1)	—		—		(1)	—	—	(8)
Stores converted	(50)	6	29	*	15	*	—	(43)	43	—
Stores at end of year	1,159	68	39		18		158	38	69	1,549
Net change for year	(50)	1	34		15		13	(45)	44	12
Stores remodeled	36 **	8	—		—		10	—	43	97

*	Includes 29 Bloom and 14 Bottom Dollar Food stores converted as part of the Washington, D.C. market renewal in 2006.
**	Includes 25 Food Lion stores remodeled as part of the Washington, D.C. market renewal in 2006.

Net sales and other revenues increased 4.50% in 2005 in comparison with 2004. Comparable store sales increased 1.1% during 2005 over the comparable period in 2004. The 2005 sales increase was primarily driven by: (i) investments in pricing, promotional, and marketing activities; (ii) pricing optimization using multiple prize zones; (iii) successful Food Lion market renewals and Kash n’ Karry conversions to Sweetbay; (iv) the exiting of one of our competitors, Winn-Dixie, from several Food Lion, Kash n’ Karry and Sweetbay markets in the Southeast; and (v) Hannaford’s acquisition and conversion of 19 Victory stores to Hannaford stores. During 2005, we had a net increase of 14 store openings, and we remodeled 176 stores.

As of December 31, 2005, we operated 1,537 stores. Our retail store square footage totaled 56.9 million square feet at December 31, 2005, resulting in a 1.4% increase over fiscal 2004. Detail of store activity for 2005 is shown below:

	Food Lion	Harveys	Bloom	Bottom Dollar Food	Hannaford	Kash n’ Karry	Sweetbay	Total
Stores at beginning of year	1,217	55	5	—	142	98	6	1,523
Stores opened	31	3	—	—	3	—	5	42
Stores acquired	—	—	—	—	—	—	—	—
Stores closed	(14)	(2)	—	—	—	(1)	—	(17)
Stores closed for relocation	(10)	(1)	—	—	—	—	—	(11)
Stores converted	(15)	12	—	3	—	(14)	14	—
Stores at end of year	1,209	67	5	3	145	83	25	1,537
Net change for year	(8)	12	—	3	3	(15)	19	14
Stores remodeled	131 *	9	—	—	22	—	14	176

*	Includes 124 stores remodeled as part of the Greensboro and Baltimore market renewals in 2005.

Gross Margin

(Percent of net sales and other revenues)	2006	2005	2004
Gross margin	27.14%	27.08%	26.48%

Gross margin as a percentage of sales increased in 2006 compared with 2005 due primarily to better inventory results, continued margin management and price optimization and an improvement in the sales mix, partially offset by targeted price reductions to improve competitiveness.

The gross margin increase from 2004 to 2005 as a percentage of sales was due primarily to pricing optimization using multiple price zones and the ACIS margin and inventory management system, expanded offerings in higher-margin departments such as Produce and Deli/Bakery (particularly with respect to the market renewals at Food Lion and Kash n’ Karry conversions to Sweetbay), and improved shrink management at Food Lion. A decrease in expenses related to hurricane activity in 2005 compared with 2004 also positively affected gross margins for 2005.

Selling and Administrative Expenses

(Percent of net sales and other revenues)	2006	2005	2004
Selling and administrative expenses	21.68%	21.65%	21.10%
Selling and administrative expenses excluding depreciation and amortization	18.82%	18.79%	18.13%

Selling and administrative expenses as a percent of sales for 2006 increased in comparison with 2005 primarily due to (i) an increase in health care costs resulting from an increase in both the number of claims filed and the costs per claim, (ii) an increase in store utility costs due to rising fuel cost, (iii) expenses related to the Sweetbay conversion and (iv) labor and other pre-opening costs incurred in connection with the Food Lion market renewal in the Washington, D.C. market. These increases in 2006 were offset by the expense reduction of $19.5 million related to forfeited accounts in the retirement and profit sharing plans of Food Lion and Sweetbay/Kash n’ Karry.

Selling and administrative expenses as a percent of sales for 2005 increased in comparison with 2004 primarily due to additional personnel and other expenses incurred in advance of expected sales benefits related to (i) Hannaford’s integration of Victory; (ii) Kash n’ Karry’s ongoing conversion of its stores to Sweetbay Supermarket (25 Sweetbay stores were in operation as of December 31, 2005); (iii) Food Lion’s market renewals in Greensboro, North Carolina and Baltimore, Maryland; (iv) Food Lion’s re-launch of its five Bloom stores; and (v) Food Lion’s launch of its first three Bottom Dollar stores during September and October of 2005. In addition, selling and administrative expenses increased due to (i) an increase in health care costs resulting from an increase in the number of claims filed and the costs per claim, (ii) an increase in store utility and store supply costs due to rising fuel costs, and (iii) an increase in stock compensation expense as a result of our adoption of a new accounting standard which required expensing of stock options (see Note 15 of our Consolidated Financial Statements).

Depreciation and Amortization Expense

(Dollars in millions)	2006	2005	2004
Depreciation and amortization expense	$494.3	$473.7	$468.2
Percent of net sales and other revenues	2.86%	2.86%	2.97%

Depreciation and amortization for 2006 increased in comparison with 2005 primarily due to equipment purchases made for new stores, remodeled stores and converted stores in 2006.

The increase in depreciation and amortization for 2005 in comparison with 2004 was primarily due to the 19 Victory stores acquired in the fourth quarter of 2004 and Kash n’ Karry’s conversion to Sweetbay Supermarkets during 2005 offset by certain of Food Lion’s leasehold improvements becoming fully depreciated in 2005.

Interest Expense, Net

(Dollars in millions)	2006	2005	2004
Interest expense, net	$303.8	$322.9	$325.4
Percent of net sales and other revenues	1.76%	1.95%	2.05%

Interest expense, net decreased in 2006 over 2005 primarily due to the repayment of our $563.5 million of 7.375% Notes on April 17, 2006. This decrease to interest expense, net was partially offset by a decrease in investment income and an increase in short-term borrowings.

Interest expense, net decreased in 2005 over 2004 primarily due to increased investment income resulting from higher cash balances, higher short-term interest rates and the repurchase and redemption of $52.4 million of our debt during the fourth quarter of 2004. These decreases to interest expense, net were offset by a decrease in the benefit from our interest rate swap agreements and additional store capital leases.

LIFO

Our inventories are stated at the lower of cost or market and we value approximately 74% of our inventory using the LIFO method.

Our LIFO reserve increased $12.5 million in 2006, $12.4 million in 2005 and $6.6 million in 2004. The increase in 2006 is due to inflation in all our merchandise categories. The increase in 2005 is due to inflation across most of our merchandise categories. The increase in 2004 is due to slight inflation in all of our key merchandise categories.

Discontinued Operations

Number of stores closed classified as discontinued operations
2003	44
2004	39
2005	0
2006	4

Total stores closed classified as discontinued operations	87

In accordance with the provisions of SFAS No. 144, the costs associated with the closing of these stores, as well as related operating activity prior to the closing of these stores, are recorded in “Loss from discontinued operations, net of tax” in our Consolidated Statements of Income.

Income Taxes

(Dollars in millions)	2006	2005	2004
Income taxes	$257.6	$233.5	$212.9
Effective tax rate	40.2%	40.5%	40.7%

The effective tax rate decreased in 2006 compared to 2005 due primarily to an increase in the amount of deductible stock option expense associated with our company’s stock based compensation.

The effective tax rate decreased slightly in 2005 from 2004 primarily due to the favorable resolution of state tax matters. This decrease in rate was offset by an increase in the amount of tax expense associated with our company’s stock based compensation (see Note 15 of our Consolidated Financial Statements, which more fully describes our adoption of a new accounting standard for stock options). Additionally, the 2004 effective tax rate was impacted by approximately $3.4 million (net of tax) in interest income related to an Internal Revenue Service (“IRS”) audit refund. Excluding the impact of this refund our tax rate from continuing operations would have been 41.3% for 2004.

The determination of our income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items.

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

Liquidity and Capital Resources

At the end of 2006, we had cash and cash equivalents of $165.6 million compared with $668.3 million at the end of 2005. The decrease in cash is primarily due to our debt repayment during the second quarter of 2006 (see Debt section below).

(Dollars in millions)	2006	2005	2004
Cash provided by operating activities	$798.6	$860.6	$908.0

We have historically generated positive cash flow from operations. Cash provided by operating activities for 2006 decreased over 2005 primarily due to an increase in tax payments ($284.5 million in 2006 and $224.4 million in 2005) and an increase in inventory levels, offset by increased net income.

The decrease in cash provided by operating activities for 2005 in comparison with 2004 is primarily due to an increase in net working capital and an increase in tax payments ($224.4 million in 2005 and $108.6 million in 2004).

(Dollars in millions)	2006	2005	2004
Cash flows used in investing activities	$628.7	$492.6	$593.9

Cash flows used in investing activities in 2006 increased primarily due to an increase in capital expenditures and a decrease in cash used for workers’ compensation collateral requirements (see detail below). The increase in capital expenditures, $663.5 million for 2006 compared with $569.7 million for 2005, was primarily due to costs to convert 43 existing Kash n’Karry stores to Sweetbay Supermarkets, the opening of one new Sweetbay Supermarket store, construction costs incurred for the Washington D.C. market renewal and an active store opening program, particularly at Hannaford and Food Lion.

The decrease in cash flows used in investing activities in 2005 compared with 2004 was primarily due to the $178.8 million acquisition of 19 Victory stores during the last quarter of 2004 and cash used for workers’ compensation collateral requirements, offset by increased capital expenditures. During 2005, $42.9 million of the workers’ compensation cash collateral was returned and replaced with uncollateralized letters of credit using our new credit facility. The increase in capital expenditures, $569.7 million for 2005 compared with $413.7 million for 2004, was primarily due to costs to convert 19 Victory stores to Hannaford, construction costs incurred for the Greensboro and Maryland market renewals, costs to convert 14 existing Kash n’ Karry stores to Sweetbay Supermarkets and the opening of five new Sweetbay Supermarket stores.

Capital expenditures were $663.5 million in 2006 compared to $569.7 million in 2005 and $413.7 million in 2004. The increase in capital expenditures for 2006 from 2005 was primarily due to higher investments per store as a result of Food Lion’s multi-brand market renewal in the Washington, D.C. market and costs to convert 43 existing Kash n’ Karry stores to Sweetbay Supermarkets. During 2006, we opened 40 new stores and renovated 97 existing stores. During 2005, we opened 42 new stores and renovated 176 existing stores. During 2004, we opened 34 new stores and renovated 79 existing stores.

Total store square footage increased 1.4 % from 56.9 million at the end of 2005 to 57.7 million at the end of 2006, primarily due to the opening of 40 new stores, including eight relocated stores, offset by 20 stores closed in 2006. Total store square footage increased 1.4% from 56.1 million at the end of 2004 to 56.9 million at the end of 2005, primarily due to the opening of 42 new stores, including 11 relocated stores, offset by 17 stores closed in 2005. Total store square footage increased 1.1% from 55.5 million at the end of 2003 to 56.1 million at the end of 2004, primarily due to the opening of 34 new stores, including five relocated stores, and the acquisition of 19 Victory stores, offset by 40 stores closed in 2004

Our total operating distribution space was 10.1 million square feet at the end of 2006, 10.5 million square feet at the end of 2005 and 10.3 million square feet at the end of 2004.

In 2007, we plan to incur approximately $755 million of capital expenditures. We plan to finance capital expenditures during 2007 through funds generated from operations and existing bank facilities.

(Dollars in millions)	2006	2005	2004
Cash flows used in financing activities	$672.6	$199.7	$127.7

Cash used in financing activities increased from 2005 to 2006 primarily due to the repayment of our $563.5 million 7.375% Notes on April 17, 2006, offset by $134.0 million in proceeds from short-term debt (see Debt section below). Cash used in financing activities increased from 2004 to 2005 primarily due to dividend payments of $125.3 million in 2005, offset by a decrease of $57.5 million in principal payments on long-term debt in 2005.

Debt

We have a $500 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of commercial banks. The Credit Agreement provides for a $500 million five-year unsecured revolving credit facility, with a $100 million sublimit for the issuance of letters of credit, and a $35 million sublimit for swingline loans. Upon our company’s election, the aggregate maximum principal amount available under the Credit Agreement may be increased to an aggregate amount not exceeding $650 million. Funds are available under the Credit Agreement for general corporate purposes. The Credit Agreement will mature in April 2010, unless we exercise our option to extend it for up to two additional years. We had $120.0 million in outstanding borrowings under the Credit Agreement as of December 30, 2006 and had no borrowing as of December 31, 2005. Under this facility, the Company had average daily borrowings of $30.9 million during 2006 and no borrowings during 2005. However, approximately $46.7 million and $57.0 million of the Credit Agreement was used to fund letters of credit during 2006 and 2005, respectively.

The Credit Agreement contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio and a dividend restriction test. We must comply with all covenants in order to have access to funds under the Credit Agreement. As of December 30, 2006, we were in compliance with all covenants contained in the Credit Agreement. A deteriorating economic or operating environment may subject us to a risk of non-compliance with the covenants.

In addition, we have periodic short-term borrowings under other arrangements that are available to us at the lenders’ discretion. As of December 30, 2006, we had borrowings of $14.0 million outstanding under these arrangements. There were no outstanding borrowings under these arrangements at December 31, 2005.

At December 30, 2006, we had long-term debt, net of associated discount and premium as follows:

(Dollars in millions)
Notes, 7.55%, due 2007	$145.0
Notes, 8.125%, due 2011	1,096.0
Notes, 8.05%, due 2027	122.0
Debentures, 9.00%, due 2031	855.0
Other notes, 6.31% to 7.41%, due 2007 to 2016	39.6
Mortgage payables, 7.55% to 8.65%, due 2007 to 2016	7.0
Other debt, 7.25% to 14.15%, due 2007 to 2013	14.8

Total long-term debt	2,279.4
Less current portion	170.7

Long-term debt, net of current portion	$2,108.7

On April 17, 2006, we repaid $563.5 million of 7.375% notes in full.

In 2004, we repurchased $36.5 million of our $600 million 7.375% notes, $5.0 million of our $150 million 7.55% notes, $7.9 million of other notes and $3.0 million of our mortgage payables. These repurchases resulted in a $4.7 million loss from the early extinguishment of debt, a $0.2 million loss for the related hedge write-off, offset by a gain of $0.4 million from the interest rate swap, net premium write-off and related unamortized debt issuance costs. These costs are classified in our Consolidated Statement of Income for 2004 as “Net loss from extinguishment of debt.”

We enter into significant leasing obligations related to our store properties. Capital lease and lease finance obligations outstanding at the end of 2006 were $789.9 million compared with $777.7 million at the end of 2005. Typically, lease agreements provide for initial terms of 20 and 25 years, with renewal options ranging from five to 20 years. We also had significant operating lease commitments at the end of 2006. Total annual minimum operating lease commitments are approximately $244.2 million in 2007, including approximately $216.8 million related to open store properties and $27.4 million related to closed store properties. These annual minimum operating lease commitments decrease gradually to approximately $180.2 million in 2011, including approximately $164.7 million related to open store properties and $15.5 million related to closed store properties.

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

We maintain interest rate swaps against certain debt obligations, effectively converting a portion of the debt from fixed to variable rates. The notional principal amounts of interest rate swap arrangements as of December 30, 2006 were $100 million maturing in 2011. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for our agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The $100 million notional swaps maturing in 2011 meet the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133, “Derivative Instruments and Hedging Activities.”

During the fourth quarter of 2004, in association with the retirement of $36.5 million of its $600 million 7.375% notes,we de-designated the $300 million notional interest rate swaps as a fair value hedge of 50% of the $600 million 2006 notes, and re-designated them as a fair value hedge of approximately 53% of the remaining $563.5 million 2006 notes. These swaps were unwound with pay-off of the debt of $563.5 million in April 2006. We have recorded a derivative in connection with these agreements in our Consolidated Balance Sheets in the amount of $2.5 million (derivative liability) at December 30, 2006 and $1.7 million (derivative liability) at December 31, 2005 in Non-current Other Liabilities.

The table set forth below provides the expected principal payments and related interest rates of our long-term debt by year of maturity as of December 30, 2006.

(Dollars in millions)	2007	2008	2009	2010	2011	Thereafter		Fair Value
Notes, due 2007	$145.0							$146.5
Average interest rate	7.55%

Notes, due 2011					$1,100.0		(a)	$1,186.8
Average interest rate					8.13%

Notes, due 2027						$126.0		$137.2
Average interest rate						8.05%

Debentures, due 2031						$855.0		$1,015.2
Average interest rate						9.00%

Other notes	$11.8	$11.8	$5.6	$1.7	$1.7	$9.0	(b )	$42.6
Average interest rate	6.77%	6.77%	7.17%	6.58%	6.58%	7.06%

Mortgage payables	$1.6	$1.0	$1.1	$1.2	$0.3	$2.0		$7.8
Average interest rate	8.10%	7.76%	7.75%	7.75%	8.25%	8.25%

Other debt	$13.4	$0.3	$0.2	$0.2	$0.2	$0.4		$15.0
Average interest rate	7.42%	13.79%	13.21%	13.21%	13.21%	13.21%

Total								$2,551.1

(a)	$100.0 million notional amount was swapped for a variable interest rate based on a six-month or three-month U.S. dollar LIBOR reset on a semiannual or a quarterly basis. The carrying value of these notes was decreased by $2.5 million at December 30, 2006, to reflect the fair value of the interest rate swap.
(b)	See Note 7 of our Consolidated Financial Statements for Hannaford defeasance discussion.

We do not trade in foreign markets or in commodities, nor do we have significant concentrations of credit risk. Accordingly, we do not believe that foreign exchange risk, commodity risk or credit risk pose a significant threat to our company.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or cash flows.

Contractual Obligations and Commitments

We assume various financial obligations and commitments in the normal course of our operating and financing activities. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. The table below represents the scheduled maturities of our contractual obligations as of December 30, 2006.

(Dollars in millions)	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$2,279.4	$170.7	$12.3	$6.1	$2.2	$1,099.5	$988.6
Interest on fixed rate debt	2,513.4	185.3	178.7	178.0	177.6	132.7	1,661.1
Capital lease and lease finance obligations	1,629.4	146.3	145.2	142.4	134.4	125.7	935.4
Self insurance liabilities	152.4	47.1	31.8	21.9	14.7	9.9	27.0
Operating leases—open stores	2,056.3	216.8	202.7	186.6	174.6	164.7	1,110.9
Operating leases—closed stores	188.3	27.4	25.9	23.2	19.2	15.5	77.1
Purchase obligations (1)	235.0	131.1	25.4	10.6	6.3	3.9	57.7
Pension plans	83.4	8.1	8.2	8.6	8.3	7.5	42.7
Postretirement plans	5.0	0.5	0.5	0.5	0.5	0.5	2.5

Total	$9,142.6	$933.3	$630.7	$577.9	$537.8	$1,559.9	$4,903.0

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on our company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable within 30 days without penalty and/or contain contingent payment obligations.

Impact of Inflation

The Company’s performance for 2006 reflects the impact of several product cost increases (primarily in groceries, produce, health and beauty care product and other household and personal products), significant fuel, energy, and commodity price inflation experienced throughout most of that time, as well as increased employee benefit costs. Through 2006, our reaction to the increase in product costs varied across geographical operating territories, based on unique competitive environments. In the Southeast, we avoided significant retail price increases and managed external cost pressures through price optimization and mix improvements, productivity savings, and technological initiatives to enhance the inventory management. In the Northeast, inflation impacts on product and other operating expenses generally were managed through product pricing or cost reduction efforts.

During 2005, the supermarket industry and all four of our operating companies experienced several product cost increases as a result of Hurricane Katrina. For example, there were significant cost increases in the commodities of sugar, coffee and bananas. Additionally, because of fuel price increases, the industry as well as our four operating companies experienced increased costs in components of our business, including resins, diesel fuel, and plastic. The Company’s reaction to this cost inflation varied across geographical operating territories based on unique competitive environments and specific market conditions.

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

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement benefit of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 requires that a liability established for unrecognized tax benefits must be presented as a liability and not combined with deferred tax liabilities or assets. The application of FIN 48 may also affect the tax basis of assets and liabilities and therefore may change or create deferred tax liabilities or assets. FIN 48 permits an entity to recognize interest related to tax uncertainties as either income taxes or interest expense. FIN 48 also permits an entity to recognize penalties related to tax uncertainties as either income tax expense or within other expense classifications. We have historically recognized interest and penalties, if any, related to tax uncertainties as income tax expense and expect to continue this treatment upon adoption of FIN 48. Our company will be required to adopt FIN 48 as of December 31, 2006 (which will impact the Company’s fiscal year 2007), with any cumulative effect of the change in accounting principles recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of our adoption of FIN 48 and have not yet determined the effect on our earnings or financial position.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan and/or a defined benefit plan as an asset or liability in its balance sheet, measured as the difference between the fair value of plan assets and the benefit obligation. In addition, SFAS No. 158 requires employers to recognize changes in that funded status in the year in which the changes occur through comprehensive income net of tax effects. We adopted the SFAS No.158 as of December 30, 2006 as required, which increased our pension liability and accumulated other comprehensive loss by $15.8 million, pretax. The impact of the adoption of SFAS No. 158 is fully described in Note 6.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 is applicable to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact that the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. SAB 108 did not have any impact to our financial statements because we have used both the “iron curtain” and “rollover” approaches when quantifying misstatement amounts.

In February 2007, FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”. Under SFAS No. 159, our company will be permitted to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact that the adoption of SFAS No. 159 will have on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information set forth beneath the heading “Market Risk” under Item 7 above is hereby incorporated by reference.

Item 8.	Financial Statements and Supplementary Data.

Delhaize America, Inc.

Consolidated Statements of Income

(Dollars in millions)	Year Ended December 30, 2006	Year Ended December 31, 2005	Year Ended January 1, 2005
Net sales and other revenues	$17,289.2	$16,550.7	$15,837.8
Cost of goods sold	12,596.4	12,068.6	11,644.3
Selling and administrative expenses	3,748.7	3,583.1	3,339.9

Operating income	944.1	899.0	853.6
Interest expense, net	303.8	322.9	325.4
Net loss from extinguishment of debt	—	—	4.5

Income from continuing operations before income taxes	640.3	576.1	523.7
Income taxes	257.6	233.5	212.9

Income before loss from discontinued operations	382.7	342.6	310.8
Loss from discontinued operations, net of tax	6.7	10.3	56.7

Net income	$376.0	$332.3	$254.1

See notes to the consolidated financial statements.

Delhaize America, Inc.

Consolidated Balance Sheets

(Dollars in millions)	December 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$165.6	$668.3
Receivables, net	130.6	116.9
Receivable from affiliate	22.5	20.3
Inventories	1,258.0	1,198.3
Prepaid expenses	41.6	32.0
Other current assets	36.1	26.7

Total current assets	1,654.4	2,062.5

Property and equipment, net	3,286.3	3,069.4
Goodwill	3,071.5	3,074.0
Intangibles, net	757.0	771.4
Loan to affiliate	—	17.4
Reinsurance recoverable from affiliate	145.6	147.2
Other assets	57.0	80.2

Total assets	$8,971.8	$9,222.1

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	$134.0	$—
Accounts payable	796.6	756.7
Payable to affiliate	7.6	4.5
Accrued expenses	267.2	271.1
Current portion of capital lease and lease finance obligations	48.4	44.0
Current portion of long-term debt	170.7	581.3
Other current liabilities	114.1	127.5
Deferred income taxes, net	7.4	12.3
Income taxes payable	76.6	72.5

Total current liabilities	1,622.6	1,869.9

Long-term debt, net of current portion	2,108.7	2,279.9
Capital lease and lease finance obligations, net of current portion	741.5	733.7
Deferred income taxes, net	156.3	211.6
Other liabilities, net	322.8	325.6

Total liabilities	4,951.9	5,420.7

Shareholders’ equity:
Class A non-voting common stock, authorized 1,280,160,900,000 shares; 91,270,348,000 shares issued and outstanding	163.1	163.1
Class B voting common stock, authorized 1,500,000,000 shares; 75,469,000 shares issued and outstanding	37.7	37.7
Accumulated other comprehensive loss, net of tax	(46.5)	(49.0)
Additional paid-in capital	2,556.3	2,516.5
Retained earnings	1,309.3	1,133.1

Total shareholders’ equity	4,019.9	3,801.4

Total liabilities and shareholders’ equity	$8,971.8	$9,222.1

See notes to the consolidated financial statements.

Delhaize America, Inc.

Consolidated Statements of Cash Flows

(Dollars in millions)	Year Ended December 30, 2006	Year Ended December 31, 2005	Year Ended January 1, 2005
OPERATING ACTIVITIES
Net income	$376.0	$332.3	$254.1
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	494.3	473.7	468.2
Amortization of debt costs/premium	3.0	3.6	3.5
Amortization of deferred loss on derivative	6.5	8.4	8.4
Transfer from escrow to fund interest, net of accretion	1.7	2.3	2.9
Accrued interest on interest rate swap	0.2	2.1	1.2
Loss on disposals of property and equipment	4.4	13.7	11.0
Net loss from extinguishment of debt	—	—	4.5
Asset impairment provisions	1.7	9.4	10.3
Provision for losses on uncollectible receivables and write-off of receivables	14.7	12.9	16.8
Stock compensation expense	28.6	28.2	6.4
Deferred income tax (benefit) provision	(51.9)	(23.0)	61.1
Other	(0.2)	1.4	0.3
Changes in operating assets and liabilities which provided (used) cash (net of effect of acquisition):
Receivables	(28.4)	(10.4)	(23.8)
Net receivable from affiliate	0.9	0.7	(3.9)
Inventories	(60.8)	(49.7)	72.2
Prepaid expenses	(9.5)	4.7	(4.6)
Other assets	(3.0)	(1.9)	3.0
Accounts payable	42.5	52.3	(20.1)
Accrued expenses	(3.9)	12.2	0.8
Income taxes payable	24.4	32.2	41.7
Excess tax benefits related to stock options	(20.3)	(10.3)	—
Other liabilities	(20.3)	(28.0)	(49.2)

Total adjustments	424.6	534.5	610.7

Cash flow from operating activities of continuing operations	800.6	866.8	864.8
Cash flow from operating activities of discontinued operations	(2.0)	(6.2)	43.2

Net cash provided by operating activities	798.6	860.6	908.0

INVESTING ACTIVITIES
Capital expenditures	(663.5)	(569.7)	(413.7)
Investment in Victory, net of cash acquired	—	—	(178.8)
Proceeds from sale of property and equipment	14.1	22.3	32.5
Other investment activity	20.7	54.8	(33.9)
Net cash used in investing activities	(628.7)	(492.6)	(593.9)

(Dollars in millions)	Year Ended December 30, 2006	Year Ended December 31, 2005	Year Ended January 1, 2005
FINANCING ACTIVITIES
Borrowings under revolving credit facilities	625.0	—	—
Repayments of borrowings under revolving credit facilities	(505.0)	—	—
Net proceeds from other short-term debt	14.0	—	—
Proceeds from long-term debt	—	3.1	1.3
Principal payments on long-term debt	(582.5)	(14.0)	(71.5)
Principal payments under capital lease and lease finance obligations	(47.3)	(40.9)	(35.7)
Dividends paid	(139.0)	(125.3)	—
Transfer from escrow to fund long-term debt	11.8	11.8	8.6
Parent common stock (ADSs) purchased	(72.7)	(49.0)	(40.1)
Proceeds from stock options exercised	2.8	4.3	9.7
Excess tax benefits related to stock options	20.3	10.3	—

Net cash used in financing activities	(672.6)	(199.7)	(127.7)

Net (decrease) increase in cash and cash equivalents	(502.7)	168.3	186.4
Cash and cash equivalents at beginning of year	668.3	500.0	313.6

Cash and cash equivalents at end of year	$165.6	$668.3	$500.0

See notes to the consolidated financial statements.

Delhaize America, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Dollars and shares in millions except per share amounts)	Class A Common Stock Shares	Amount	Class B Common Stock Shares	Amount
Balances January 3, 2004	91,270.3	$163.1	75.5	$37.7

Cash dividends declared:
Class A—$.000274 per share
Class B—$.000274 per share
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
Class A—$.001098 per share
Class B—$.001098 per share
Sale of parent company ADSs
Tax benefit of non-qualified ADSs options exercised
Stock option expense
Amortization and acceleration of restricted ADSs
Restricted (ADSs) adjustment
Parent common stock (ADSs) purchased
Parent common stock (ADSs)/ restricted stock issued
Comprehensive income:
Net income
Additional minimum pension liability, net of tax
Unrealized loss on available-for-sale securities, net of tax
Amortization of deferred loss on hedge into interest expense
Total comprehensive income

Balances December 31, 2005	91,270.3	163.1	75.5	37.7

Cash dividends declared:
Class A—$.001522 per share
Class B—$.001522 per share
Sale of parent company ADSs
Tax benefit of non-qualified ADSs options exercised
Stock option expense
Amortization and acceleration of restricted ADSs
Parent common stock (ADSs) purchased
Parent common stock (ADSs)/ restricted stock issued
Comprehensive income:
Net income
Additional minimum pension liability, net of tax
Adjustment to initially apply FASB Statement No. 158, net of tax
Amortization of deferred loss on hedge into interest expense
Total comprehensive income

Balances December 30, 2006	91,270.3	$163.1	75.5	$37.7

See notes to the consolidated financial statements.

	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Total
Balances January 3, 2004	$2,474.4	$(62.9)	$733.4	$3,345.7

Cash dividends declared:
Class A—$.000274 per share			(25.0)	(25.0)
Class B—$.000274 per share			—	—
Sale of parent company ADSs	9.7			9.7
Tax benefit of non-qualified ADSs options exercised	10.5			10.5
Amortization and acceleration of restricted ADSs	6.4			6.4
Parent common stock (ADSs) purchased	(12.8)		(27.3)	(40.1)
Parent common stock (ADSs) issued	3.3		(3.3)	—
Comprehensive income:
Net income			254.1	254.1
Additional minimum pension liability, net of tax		2.2		2.2
Unrealized gain on available-for-sale securities, net of tax		0.1		0.1
Extinguishment of debt – derivative		0.2		0.2
Amortization of deferred loss on hedge into interest expense		5.2		5.2

Total comprehensive income				261.8

Balances January 1, 2005	2,491.5	(55.2)	931.9	3,569.0

Cash dividends declared:
Class A—$.001098 per share			(100.2)	(100.2)
Class B—$.001098 per share			(0.1)	(0.1)
Sale of parent company ADSs	4.3			4.3
Tax benefit of non-qualified ADSs options exercised	10.3			10.3
Stock option expense	20.9			20.9
Amortization and acceleration of restricted ADSs	7.3			7.3
Restricted (ADSs) adjustment	0.4			0.4
Parent common stock (ADSs) purchased	(21.5)		(27.5)	(49.0)
Parent common stock(ADSs) /restricted stock issued	3.3		(3.3)	—
Comprehensive income:
Net income			332.3	332.3
Additional minimum pension liability, net of tax		1.1		1.1
Unrealized loss on available-for-sale securities, net of tax		(0.1)		(0.1)
Amortization of deferred loss on hedge into interest expense		5.2		5.2

Total comprehensive income				338.5

Balances December 31, 2005	2,516.5	(49.0)	1,133.1	3,801.4

Cash dividends declared:
Class A—$.001522 per share			(138.9)	(138.9)
Class B—$.001522 per share			(0.1)	(0.1)
Sale of parent company ADSs	2.8			2.8
Tax benefit of non-qualified ADSs options exercised	20.3			20.3
Stock option expense	21.3			21.3
Amortization and acceleration of restricted ADSs	7.3			7.3
Parent common stock (ADSs) purchased	(14.4)		(58.3)	(72.7)
Parent common stock(ADSs) /restricted stock issued	2.5		(2.5)	—
Comprehensive income:
Net income			376.0	376.0
Minimum pension liability adjustment, net of tax		7.8		7.8
Amortization of deferred loss on hedge into interest expense		4.1		4.1

Total comprehensive income				387.9

Adjustment to initially apply FASB No. 158, net of tax		(9.4)		(9.4)

Balances December 30, 2006	$2,556.3	$(46.5)	$1,309.3	$4,019.9

See notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Operations

As of December 30, 2006, Delhaize America, Inc. (“the Company”) operated 1,549 retail food supermarkets and 12 distribution centers in 16 states in the eastern United States. The Company’s stores, which are accounted for under Food Lion (including Harveys, Bloom and Bottom Dollar Food), Hannaford and Kash n’ Karry (including Sweetbay), sell a wide variety of groceries, produce, meats, dairy products, seafood, frozen foods and deli-bakery products, as well as non-food items, such as health and beauty care products, prescription medicines, and other household and personal products.

Principles of Consolidation

The Company is a wholly owned subsidiary of Delhaize Group SA, a foreign private issuer with American Depositary Shares listed on the New York Stock Exchange. The Company is structured as a holding company with several wholly owned retail operating subsidiaries. Delhaize America, Inc., the holding company, serves as the consolidating entity for all of the Company’s supermarket chains. The consolidated financial statements include the accounts of Delhaize America, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Reclassification

Certain amounts in the prior years Consolidated Financial Statements have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on net income, total assets, total liabilities or shareholders’ equity. In addition, in accordance with SFAS No. 144, the results of operations of stores closed and classified as discontinued operations in the current year have been reclassified from continuing operations to discontinued operations in the prior year in order to reflect the current classification.

Operating Segment

The Company engages in one line of business, the operation of general food supermarkets located in the eastern United States. Each of its operating companies represents a separate operating segment as defined by SFAS No. 131, “Disclosures about Segments of Enterprise and Related Information,” which are aggregated into one reportable segment under the aggregation requirements of SFAS No. 131.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to December 31. Fiscal years 2006, 2005 and 2004 ended on December 30, 2006, December 31, 2005 and January 1, 2005, respectively. Reference to 2006, 2005 and 2004 represent the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively. Fiscal years 2006, 2005 and 2004 were each 52 week years.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Negative cash balances resulting from outstanding checks of $17.0 million and $7.7 million as of December 30, 2006 and December 31, 2005, respectively, have been reclassified to Accounts Payable on the Company’s Consolidated Balance Sheets. The Company classifies amounts due from banks for third party credit cards, debit card and electronic transactions as cash equivalents.

Receivables, net

Receivables, net of uncollectible reserves, principally include amounts due from suppliers, coupon-handling fees, returned customer checks, pharmacy insurance programs and sublease tenants. Uncollectible receivables are written off when identified.

The Company provides allowances for doubtful accounts equal to the estimated collection loss that may be incurred in the collection of all receivables. The estimated losses are based on collection experience. Allowance for doubtful accounts at December 30, 2006 and December 31, 2005, were $8.4 million and $6.1 million, respectively.

Inventories

Inventories are stated at the lower of cost (Last-in, First-out (“LIFO”), First-in, First-out (“FIFO”) and Average Cost) or market. Inventories valued using the LIFO method comprised approximately 74% of inventories for both 2006 and 2005, respectively. If the Company did not report under the LIFO method, inventories would have been $65.3 million and $52.8 million greater in 2006 and 2005, respectively. Application of the LIFO method resulted in an increase in cost of goods sold of $12.5 million, $12.4 million and $6.6 million for 2006, 2005 and 2004, respectively.

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

Total supplier allowances recognized in cost of sales for 2006, 2005 and 2004 are shown below:

(Dollars in millions)	2006	2005	2004
Volume and other allowances	$85.3	$108.5	$108.3
New product introduction and other allowances	147.6	142.4	136.9

Total supplier allowances recognized as a reduction in cost of goods sold	$232.9	$250.9	$245.2

Supplier allowances that represented a reimbursement of advertising costs incurred by the Company were recognized as a reduction of advertising costs in selling and administrative expenses of $6.1 million, $5.4 million and $6.0 million in 2006, 2005 and 2004, respectively.

Property and Equipment

Property and equipment is stated at historical cost and depreciated and amortized on a straight-line basis over the estimated service lives of assets, generally as follows:

Buildings and building equipment	10 - 40 years
Furniture, fixtures and equipment	3 - 14 years
Vehicles	3 – 12 years
Leasehold improvements	10 - 20 years or remaining lease term, whichever is shorter
Property under capital leases and lease finance obligations	Lease term

Leased buildings capitalized under SFAS No. 13, “Accounting for Leases” are recorded at the lesser of fair value or the discounted present value of future lease payments at the inception of the leases. Property under capital leases, lease finance obligations and leasehold improvements are amortized in accordance with the Company’s normal depreciation policy for owned assets or, if shorter, over the non-cancelable lease term and option renewal periods where failure to exercise such option would result in an economic penalty such that renewal appears to be reasonably assured.

Goodwill and Intangible Assets

Intangible assets primarily include goodwill, trademarks and favorable lease rights, all of which arose in conjunction with acquisitions accounted for under the purchase method. Favorable lease rights with finite lives are amortized on a straight-line basis over their estimated useful lives. The Company has determined that its trademarks have an indefinite useful life and are therefore not amortized but are tested annually for potential impairment. The Company believes that the trademarks have indefinite useful lives because they contribute directly to each operating banner cash flows as a result of recognition by the customers of each banner’s unique characteristics in the marketplace. There are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of the trademarks (See Note 4 of the Company’s Consolidated Financial Statements).

The Company’s policy requires that an annual impairment assessment for goodwill and other indefinite lived intangible assets be conducted in the fourth quarter of each year or when events or circumstances indicate that impairment may have occurred in accordance with SFAS No. 142. Prior to 2006, goodwill was tested for impairment at the operating banner level since each banner represented a separate operating segment as defined by SFAS No. 131 and a separate reporting unit as defined by SFAS No. 142. The Company reorganized its reporting structure in 2006 such that Food Lion and Harveys are now evaluated as one reporting unit.

The Company performs impairment analysis by comparing the carrying value of each reporting unit to its current fair value. Fair value is estimated based on discounted cash flow projections provided by reporting unit management. When the carrying value of the reporting unit exceeds its fair value, the implied fair value of the reporting unit’s goodwill and other indefinite lived intangible assets is compared to the carrying amount of that goodwill. When the carrying amount of the goodwill and other indefinite lived intangible assets exceeds the implied fair value, an impairment loss is recorded. The Company had no impairment loss on goodwill and other indefinite lived intangible assets for 2006, 2005 and 2004.

Intangible assets also include internal-use software which is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project. Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred.

The useful lives of intangible assets with finite lives are as follows:

Software	3-5 years
Prescription files	15 years
Favorable lease rights	Lease term

Asset Impairment

The Company follows SFAS No. 144, in reviewing long-lived assets for impairment.

During 2006, 2005 and 2004, the total pre-tax asset impairment charges of $1.7 million, $9.4 million and $10.3 million included in the Company’s selling and administrative expenses were attributable to certain underperforming store assets that exceeded their estimated fair values.

In accordance with SFAS No. 144, the Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company monitors the carrying value of each of its retail stores, its lowest level asset group for which identifiable cash flows are independent of other groups of assets and liabilities, for potential impairment based on projected future cash flows. If potential impairment is identified for a retail store, the Company compares the asset group’s estimated fair value to its current carrying value and records provisions for impairment as appropriate.

With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on previous experience in disposing of similar assets and current economic conditions. The carrying value of assets to be disposed amounted to approximately $10.4 million and $8.9 million at December 30, 2006 and December 31, 2005, respectively. At December 30, 2006, in accordance with SFAS No. 144, these assets were not classified as held for sale because they did not meet the probability of sale within one year.

Income Taxes

Deferred tax liabilities or assets are established using statutory tax rates in effect at the balance sheet date for temporary differences between financial and tax reporting bases. Deferred tax assets and liabilities are subsequently adjusted to reflect changes in tax laws or rates in the period that includes the enactment date. Significant accounting judgment is required in determining the income taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain.

In addition, the Company is subject to periodic audits and examinations by tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.

Revenue Recognition

Revenues from the sale of products to the Company’s customers are recognized at the point of sale. Several of the Company’s banners offer loyalty cards to their customers. The discounts and incentives offered through these cards include price discounts from regular retail for specific items and “buy one, get one free” incentives. Sales are recorded at the net amount received from customers. Funding from suppliers for these discounts, if available, is recognized at the time the related products are sold and is recorded as a reduction of cost of sales. Discounts provided to customers from manufacturer coupons are recorded as revenue and as a receivable from the vendor’s authorized clearinghouse.

The Company’s accounting policy for the presentation of sales taxes is on a net basis.

Cost of Goods Sold

Purchases are recorded net of cash discounts, volume, new product introduction and other supplier discounts and vendor allowances. The primary components of cost of goods sold are warehousing and distribution costs.

Employee Benefits

A defined benefit plan is a benefit plan that defines an amount of benefits that an employee will receive on retirement, usually dependent on one or more factors such as age, years of service and compensation. The defined benefit obligation is calculated regularly by independent actuaries using the projected unit credit method. The present value of the defined benefit obligation is determined by discounting the estimated future cash outflows using interest rates of high-quality corporate bonds that have terms to maturity approximating the terms of the related pension liability.

Past service costs are recognized immediately in income unless the changes to the plan are conditional on the employees remaining in service for a specified period of time (the vesting period). In this case, the past service costs are amortized on a straight-line basis over the vesting period. Pension expense is included in cost of goods sold and in selling and administrative expenses.

A defined contribution plan is a pension plan under which the Company pays fixed contributions usually to a separate entity. The Company has no legal or constructive obligation to pay further contributions if the fund does not hold sufficient assets to pay all employees the benefits relating to employee service in the current and prior periods. The Company makes contributions to defined contribution plans on a contractual and voluntary basis. The contributions are recognized as an employee benefit expense when they are due.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit post-

retirement plan and/or a defined benefit plan as an asset or liability in its balance sheet, measured as the difference between the fair value of plan assets and the benefit obligation. In addition, SFAS No. 158 requires employers to recognize changes in that funded status in the year in which the changes occur through comprehensive income net of tax effects. The Company adopted SFAS No. 158 as of December 30, 2006 as required, which increased its pension liability and accumulated other comprehensive loss by $15.8 million, pretax. The impact of the adoption of SFAS No. 158 is fully described in Note 6.

Advertising Costs

Advertising costs are expensed as incurred and included in selling and administrative expenses.

The Company recorded advertising expense of $124.7 million, $116.5 million, and $101.0 million in 2006, 2005 and 2004, respectively.

Capitalized Interest

The Company capitalizes interest costs incurred during the time period required to prepare certain assets for their intended use. Capitalized interest was $3.3 million, $2.4 million and $2.0 million 2006, 2005 and 2004, respectively.

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

Emerging Issues Task Force 97-10 (“EITF 97-10”) “The Effect of Lessee Involvement in Asset Construction,” is applied when the Company is involved in certain structural elements of the construction of stores that will be leased when construction is complete. EITF 97-10 requires the Company to be considered the owner, for accounting purposes, of these facilities. Accordingly, the Company records a construction in progress asset for these stores with offsetting lease finance obligations in the consolidated balance sheets. These leases typically do not qualify for sale-leaseback treatment in accordance with SFAS No. 98, “Accounting for Leases,” and as such, the Company continues to account for these leases as a lease financing obligation upon completion of store construction.

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

As most of the Company’s stores are located in leased facilities, a lease liability (recorded in Other Liabilities on the Consolidated Balance Sheet) is recorded for the fair value of the contractual lease obligation, generally determined as the present value of the estimated remaining non-cancelable lease payments after the closing date, net of estimated subtenant income. In addition, the Company records an exit cost liability for expenditures to be incurred after the store closing which is required under leases or local ordinances for site preservation. These other exit costs include estimated utilities, real estate taxes, common area maintenance and insurance costs to be incurred after the store closes (all of which are contractually required payments under the lease agreements) over the remaining lease term. The value of owned property and equipment related to a closed store is reduced to reflect recoverable values based on the Company’s previous experience in disposing of similar assets and current economic conditions. Any reductions in the recorded value of owned property and equipment for closed stores are reflected as an asset impairment charge. Disposition efforts related to store leases and owned property begin immediately following the store closing.

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

Significant cash outflows associated with closed stores relate to ongoing lease payments. Because the liability associated with ongoing operating leases for closed stores is recorded at the present value of the estimated remaining non-cancelable lease payments, net of estimated subtenant income, the principal portion of lease payments reduces the closed store liability, while the interest portion of lease payments is recorded as an accretion expense, which is included as part of selling and administrative expenses for stores accounted for under SFAS No. 146 since its adoption on December 29, 2002 and as interest expense for stores closed prior to December 28, 2002 which are accounted for under EITF Issue No. 94-3.

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

The Company implemented a captive insurance program in 2001 pursuant to which the self-insured reserves related to workers’ compensation, general liability and automobile coverage were reinsured by Pride, an Irish reinsurance captive owned by an affiliated company of Delhaize Group SA. The purpose for implementing the captive insurance program was to provide Delhaize Group SA continuing flexibility in its risk management program while providing certain excess loss protection through anticipated reinsurance contracts with Pride. Premiums are transferred annually to Pride through Delhaize Insurance Co. (“DIC”), a subsidiary of Delhaize America. For 2006, 2005 and 2004, the Company paid an annual premium of approximately $57.9 million, $55.8 million and $52.5 million, respectively. Prior to January 1, 2006, 100% of the risk was reinsured by Pride. Beginning on January 1, 2006, Pride reinsures 90% of the risk and the remaining 10% is retained by DIC. DIC had the following balances and is included in the Company’s Consolidated Balance Sheets:

(Dollars in millions)	2006	2005
Cash and cash equivalents	$7.7	$0.8
Reinsurance recoverable	145.6	147.2
Receivable from affiliate	12.5	10.8
Other assets	0.3	—
Reserve for losses	(150.4)	(147.2)
Losses payable to insured	(12.7)	(10.8)
Other liabilities	(1.2)	(0.2)

Total net assets	$1.8	$0.6

The Company’s property insurance includes self-insured retentions per occurrence of (i) $15.0 million for named windstorms, (ii) $5.0 million for Zone A flood losses and (iii) $2.5 million for all other losses. The Company incurred property losses of $1.3 million, $1.8 million and $11.4 million for hurricanes experienced during 2006, 2005 and 2004, respectively. In 2004, the Company also received insurance reimbursement of $4.0 million related to Hurricane Isabel.

Self-insurance expense related to the captive insurance program and other workers’ compensation costs totaled $64.3 million for 2006, $64.0 million for 2005, and $57.1 million for 2004. Total claim payments were $47.9 million, $44.5 million, and $46.8 million for 2006, 2005 and 2004, respectively.

The Company is also self-insured for health care, which includes medical, pharmacy, dental and short-term disability. The self-insurance liability for claims incurred but not yet reported (“IBNR”) is estimated quarterly by management based on available information and takes into consideration actuarial evaluations determined annually based on historical claims experience, claims processing procedures and medical cost trends. Self-insurance expense totaled $130.4 million for 2006, $116.7 million for 2005, and $104.3 million for 2004.

Statements of Cash Flows

Selected cash payments and non-cash activities were as follows:

(Dollars in millions)	2006	2005	2004
Cash payments for income taxes, net of refunds	$284.5	$224.4	$108.6
Cash payments for interest, net of amounts capitalized	300.7	306.6	310.8

Non-cash investing and financing activities:
Capitalized lease and lease finance obligations incurred for store properties and equipment	60.4	60.4	90.0
Capitalized lease and lease finance obligations terminated for store properties and equipment	1.5	5.5	1.1
Change in construction in progress accruals	13.0	24.3	—
Dividends declared but not paid	—	—	25.0
Reduction of income taxes payable and goodwill for tax adjustments	5.9	3.3	8.8

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

Long-term debt: The Company estimated that the fair value of its long-term debt was approximately $2.6 billion and $3.1 billion compared with a carrying value of $2.3 billion and $2.9 billion at December 30, 2006 and December 31, 2005, respectively. The fair value of the Company’s long-term debt is based on the current market quotes for its publicly traded debt and estimated rates for its non-public debt, reflecting current market rates offered to the Company for debt with similar maturities.

Financial instruments: The fair values of interest rate swap agreements (see Note 7 of the Company’s Consolidated Financial Statements) are estimated using the present value of the difference between the contracted rates and the applicable forward rates. At December 30, 2006 and December 31, 2005, the fair value of the interest rate swap agreements was $2.5 million (derivative liability) and $1.7 million (derivative liability), respectively.

Accounting for Stock Based Compensation

Prior to January 2, 2005, the Company accounted for the Delhaize Group 2002 Stock Incentive Plan, the 1996 Food Lion Plan, the 1988 and 1998 Hannaford Plans and the 2000 Delhaize America Plan under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB No. 25”). No compensation cost was recognized in the income statement for stock options prior to 2005, as all options granted had an exercise price equal to the market value of the underlying Delhaize Group SA ADSs on the date of grant. Historically, for purposes of the disclosures required by the original provisions of SFAS No. 123, the straight-line method was used to allocate the option valuation amounts evenly over their respective vesting schedules. Stock options generally vest over three years. Vested stock options are exercisable in full at anytime prior to the expiration date of ten years from the date of the grant.

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

The Company’s income from continuing operations before income tax and net income for 2006 and 2005 would have been increased by $21.3 million and $17.7 million and $20.9 million and $19.3 million, respectively, if it had continued to account for stock option under APB No. 25. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Beginning on January 1, 2005 the Company changed its cash flow presentation in accordance with SFAS No. 123R which requires the cash flows of the realized tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $20.3 million and the $10.3 million excess tax benefit classified as a financing cash inflow in 2006 and 2005, respectively would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.

In November 2005, the FASB issued Staff Position (FSP) No. FAS 123R-3 “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. In connection with the adoption of FSP SFAS No. 123R, the Company has elected to calculate its pool of excess tax benefits under the alternative or “short-cut” method. At adoption, the Company has no pool of benefits. This pool may increase in future periods if tax benefits realized are in excess of those based on grant date fair values of share-based payments and is available to absorb future tax deficiencies determined for financial reporting purposes under provisions of SFAS No. 123R.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock option compensation for 2004. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over a three-year vesting period and forfeitures are recognized as they occur:

(Dollars in millions)	2004
Net income—as reported	$254.1
Total stock-based employee compensation expense determined using fair value based method (net of tax)	(12.9)

Net income—pro forma	$241.2

The fair value of stock options is determined using the Black-Scholes-Merton valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in disclosures required under SFAS No. 123. The weighted average fair value at date of grant for options granted under the Delhaize Group 2002 Stock Incentive Plan during the years 2006, 2005, and 2004 was $14.36, $18.28 and $15.15, respectively. No options were issued under the 1996 Food Lion Plan, the 1988 and 1998 Hannaford Plans or the 2000 Delhaize America Plan during 2006, 2005 and 2004, respectively. Based on the guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107), “Share-Based Payment”, the Company reassessed the expected volatility assumptions as of the grant date for stock options granted during 2006. Prior to 2006, the Company used historical volatility to estimate the grant date fair value of stock options. The Company changed its method of estimating expected volatility for all stock options granted after January 1, 2006 to exclude a period of abnormal volatility (July 2002 to July 2003) that is not representative of future expected stock price behavior and is not expected to recur during the expected or contractual term of the options. The Company believes that this change results in a more accurate estimate of the grant date fair value of employee stock options. Using historical volatility, and excluding a period of abnormal volatility, to value the stock options granted in 2006 resulted in a decrease to the total grant date fair value of approximately $5.2 million (total fair value of the stock options granted in 2006 was approximately $19.0 million).

The fair value of options at date of grant was estimated using the Black-Scholes-Merton model based on the following assumptions:

	2006	2005	2004
Expected dividend yield (%)	2.5	2.3	2.6
Expected volatility (%)	27.2	39.7	41.0
Risk-free interest rate (%)	5.0	3.7	3.9
Expected term (years) from grant date	4.0	4.1	4.7

The expected dividend yield is calculated by dividing the Delhaize Group SA ordinary share annual dividend by the share price at the date of grant for options; expected volatility for 2006 is based on historical volatility over the expected term (excluding a period of abnormal volatility) and expected volatility for 2005 and 2004 represents a five-year historical volatility; the risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and the expected term is based on observed exercise history since 2002 and the expected exercise activity through maturity of the option grant.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement benefit of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 requires that a liability established for unrecognized tax benefits must be presented as a liability and not combined with deferred tax liabilities or assets. The application of FIN 48 may also affect the tax basis of assets and liabilities and therefore may change or create deferred tax liabilities or assets. FIN 48 permits an entity to recognize interest related to tax uncertainties as either income taxes or interest expense. FIN 48 also permits an entity to recognize penalties related to tax uncertainties as either income tax expense or within other expense classifications. The Company has historically recognized interest and penalties, if any, related to tax uncertainties as income tax expense and expects to continue this treatment upon adoption of FIN 48. The Company will be required to adopt FIN 48 as of December 31, 2006 (which will impact the Company’s fiscal year 2007), with any cumulative effect of the change in accounting principles recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of its adoption of FIN 48 and has not yet determined the effect on its earnings or financial position.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 is applicable to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. SAB 108 did not have any impact to the Company’s financial statements because the Company has used both the “iron curtain” and “rollover” approaches when quantifying misstatement amounts.

In February 2007, FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”. Under SFAS No. 159, the Company will be permitted to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact that the adoption of SFAS No. 159 will have on its financial statements.

2. Acquisition

Victory Acquisition

On November 26, 2004, the Company completed its acquisition of 19 Victory Super Markets (“Victory”) for approximately $178.8 million. The acquisition included 17 stores located in central and southeastern Massachusetts and two in southern New Hampshire. The Company’s Consolidated Statement of Income included the results of operation of Victory prospectively from November 27, 2004.

Additional direct costs incurred in connection with the acquisition, principally legal and other professional fees, in the amount of $2.0 million have been included in the purchase price.

The Victory acquisition purchase price was allocated to acquired assets and liabilities, based on their estimated fair values at the date of acquisition.

The purchase price was allocated as follows:

(Dollars in millions)
Current assets (excluding cash acquired)	$22.1
Property and equipment	18.2
Goodwill	163.1
Other non-current assets	0.1
Current liabilities	(24.7)

Purchase price	$178.8

3. Property and Equipment

Property and equipment consists of the following:

(Dollars in millions)	2006	2005
Land and improvements	$306.7	$299.3
Buildings	840.5	776.4
Furniture, fixtures and equipment	2,220.0	2,105.4
Vehicles	172.3	162.2
Leasehold improvements	1,276.1	1,103.3
Construction in progress	105.7	70.1

	4,921.3	4,516.7
Less accumulated depreciation	2,250.3	2,060.2

	2,671.0	2,456.5

Property under capital leases and lease finance obligations	901.7	844.0
Less accumulated amortization	286.4	231.1

	615.3	612.9

	$3,286.3	$3,069.4

Depreciation and amortization expense totaled $436.1 million for 2006, $414.1 million for 2005, and $414.4 million for 2004. Depreciation and amortization expense of $40.8 million, $39.0 million, and $37.5 million is included in cost of goods sold for 2006, 2005, and 2004, respectively. Depreciation and amortization expense of $395.3 million, $375.1 million, and $376.9 million is included in selling and administrative expenses for 2006, 2005 and 2004, respectively.

4. Goodwill and Intangible Assets

Goodwill and intangible assets are comprised of the following:

(Dollars in millions)	2006	2005
Goodwill	$3,071.5	$3,074.0
Trademarks	476.9	476.9
Favorable lease rights	331.0	353.2
Prescription files	19.9	18.9
Liquor licenses	5.3	4.3
Software	175.2	134.6
Other	32.4	28.5

	4,112.2	4,090.4
Less accumulated amortization	283.7	245.0

	$3,828.5	$3,845.4

Amortization expense totaled $58.2 million for 2006, $59.6 million for 2005, and $53.8 million for 2004. Amortization expense is included in selling and administrative expenses.

The following represents a summary of changes in goodwill for the years 2006 and 2005.

(Dollars in millions)	2006	2005
Balance at beginning of year	$3,074.0	$3,049.6
Acquisitions and adjustments to initial purchase accounting	3.4	27.7
Reduction of goodwill	(5.9)	(3.3)

Balance at end of year	$3,071.5	$3,074.0

The carrying amount of goodwill and trademarks (indefinite lived intangible assets) at each of the Company’s reporting units follows:

	2006		2005
(Dollars in millions)	Goodwill	Trademarks	Goodwill	Trademarks
Food Lion(including Harveys)	$1,154.1	$254.1	$1,151.0	$254.1
Hannaford	1,917.4	222.8	1,923.0	222.8

	$3,071.5	$476.9	$3,074.0	$476.9

As of December 30, 2006 and December 31, 2005, the Company’s intangible assets with finite lives consist primarily of favorable lease rights and other intangibles consisting of prescription files, liquor licenses, and software. The components of its intangible assets with finite lives are as follows:

	2006			2005
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Favorable lease rights	$331.0	$(175.5)	$155.5	$353.2	$(166.2)	$187.0
Other	232.8	(108.2)	124.6	186.3	(78.8)	107.5

Total	$563.8	$(283.7)	$280.1	$539.5	$(245.0)	$294.5

Estimated amortization expense for intangible assets with finite lives for the five succeeding fiscal years follows:

(Dollars in millions)
2007	$53.9
2008	44.3
2009	34.2
2010	28.4
2011	19.1

5. Accrued Expenses

Accrued expenses consist of the following:

(Dollars in millions)	2006	2005
Payroll and compensated absences	$161.7	$145.7
Employee benefit plans	13.5	29.1
Accrued interest	39.3	47.8
Other	52.7	48.5

	$267.2	$271.1

6. Employee Benefits

The Company’s employees are covered by certain benefit plans, as described below.

Defined Contribution Plans

The Company sponsors profit-sharing retirement plans covering employees of the Company, Food Lion (including Bloom and Bottom Dollar Food) and Kash n’ Karry (including Sweetbay) with one or more years of service. Employees become vested in any profit-sharing contributions made by their respective employers after five years of consecutive service. Forfeitures of profit-sharing contributions may be used to offset plan expenses. Profit-sharing contributions to the retirement plans are discretionary and determined by the Company. The profit-sharing plans include a 401(k) feature that permits plan participants to make elective deferrals of their compensation and allows these companies to make matching contributions. Hannaford and Harveys also provide defined contribution 401(k) plans including employer-matching provisions to employees. These defined contribution plans provide benefits to participants upon death, retirement or termination of employment with these companies. The expense (net of forfeitures) related to the defined contribution retirement plans of the Company was $32.2 million in 2006, $45.0 million in 2005, and $40.8 million in 2004.

Defined Benefit Plans

Pension Plans. The Company has a defined benefit pension plan (funded plan) covering approximately 50% of Hannaford employees and supplemental executive retirement plans (unfunded plan) covering certain executives. Benefits generally are based on average earnings, years of service and age at retirement. The plans are in compliance with legal requirements and tax regulations.

Post-Retirement Plans. Hannaford and Kash n’ Karry (including Sweetbay) provide certain health care and life insurance benefits for retired employees (“post-retirement benefits”). Substantially all Hannaford employees and certain Kash n’ Karry (including Sweetbay) employees may become eligible for these benefits. The post-retirement health care plan is contributory for most participants with retiree contributions adjusted annually.

In 2005, the Company changed the measurement date for its pension and post-retirement benefit plans from September 30 to December 31. The Company believes the change in measurement date is a preferable change as it better reflects the pension balances at the balance sheet date and conforms to the measurement date required to be used in the consolidated financial statements of the Company’s parent company, Delhaize Group SA. The change did not have a material effect on retained earnings as of January 1, 2005 or on income from continuing operations before income taxes and net income for any interim period in 2005 or in 2004. Amounts reported in the tables for 2006 and 2005 are based on a measurement date of December 31. Amounts reported in the tables for 2004 are based on a measurement date of September 30, 2004.

As disclosed in Note 1 of Notes to Consolidated Financial Statements, the Company adopted SFAS No. 158 effective December 30, 2006. The following table summarizes the incremental effect of the adoption of SFAS No. 158 on individual line items in the Consolidated Balance Sheet at December 30, 2006:

(Dollars in millions)	Prior to SFAS No. 158 Adoption	Impact of SFAS No. 158 Adoption- Increase (Decrease)	After SFAS No. 158 Adoption
Other current liabilities	$122.4	$(8.3)	$114.1

Total current liabilities	$1,630.9	$(8.3)	$1,622.6
Other liabilities, net	$298.9	$23.9	$322.8
Deferred income taxes, net	162.5	(6.2)	156.3

Total liabilities	$4,942.5	$9.4	$4,951.9
Accumulated other comprehensive loss, net of tax	$(37.1)	$(9.4)	$(46.5)

Total shareholders’ equity	$4,029.3	$(9.4)	$4,019.9

The following tables set forth the funded status of the defined benefit pension and post-retirement plans, and amounts recognized in the Consolidated Balance Sheet. As disclosed above, SFAS No. 158, adopted by the Company effective December 30, 2006, requires the recognition of the overfunded or underfunded status of a defined benefit and post-retirement plans as an asset or liability in the balance sheet, with changes in the funded status recorded through other comprehensive income. Accordingly, the amounts presented in the table below for 2006 and 2005 utilize different accounting methodologies. The related value of the plans’ assets is determined using the fair market value.

	Pension Plans		Post- retirement Plans
(Dollars in millions)	2006	2005	2006	2005
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$141.0	$126.5	$8.0	$9.4
Service cost	9.9	8.2	—	0.1
Interest cost	7.6	7.2	0.4	0.5
Plan change	—	0.5	(1.1)	(1.1)
Plan participants’ contributions	—	—	0.5	0.7
Actuarial (gain) loss	(6.5)	9.0	(0.7)	(0.3)
Benefits paid	(9.5)	(10.4)	(1.2)	(1.3)

Benefit obligation at end of year	$142.5	$141.0	$5.9	$8.0

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$96.7	$83.0	$—	$—
Actual return on plan assets	12.6	12.4	—	—
Employer contributions	12.1	11.7	0.7	0.6
Plan participants’ contributions	—	—	0.5	0.7
Benefits paid	(9.5)	(10.4)	(1.2)	(1.3)

Fair value of plan assets at end of year	$111.9	$96.7	$—	$—

Unfunded status/Accrued benefit cost at end of year	$(30.6)	$(44.3)	$(5.9)	$(8.0)
Unrecognized prior service cost	*	0.9	*	(1.1)
Unrecognized net actuarial loss	*	41.2	*	3.4
Additional pension liability	*	(25.6)	*	—

Accrued benefit cost at end of year	$(30.6)	(27.8)	$(5.9)	(5.7)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET
Other current liabilities	$(0.2)	(8.8)	$(0.4)	—
Other liabilities	(30.4)	(19.0)	(5.5)	(5.7)

Net amount recognized	$(30.6)	$(27.8)	$(5.9)	$(5.7)

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AS OF MEASUREMENT DATE:
Discount rate	5.8%	5.5%	5.8%	5.5%
Rate of compensation increase	4.5% to 5.5%	4.5% to 5.5%	—	—
Health care claim cost trend rate assumed for next year	—	—	9.0%	10.0%
Ultimate health care claim cost trend rate	—	—	5.0%	5.0%
Year that ultimate health care claim cost trend rate is achieved	—	—	2012	2012

*	The adoption of SFAS No.158 resulted in recognition of previously unrecognized net prior service cost and actuarial loss on the Consolidated Balance Sheet. The liability is recognized through an adjustment to other comprehensive income.

The amounts recognized in accumulated other comprehensive loss as of December 30, 2006 and December 31, 2005 are as follows:

	2006 Pension Plans	2005 Pension Plans	2006 Post-retirement Plans	2005 Post-retirement Plans

Prior service cost	$0.7	$—	$(2.1)	$—
Net actuarial loss	27.3	—	2.4	—
Additional pension liability	—	25.6	—	—

Total	$28.0	$25.6	$0.3	$—

The amounts in accumulated other comprehensive loss as of December 30, 2006, that are expected to be recognized as components of net periodic benefit cost (credit) during 2007 are as follows:

	Pension Plans	Post-retirement Plans
Prior service cost	$0.1	$(0.3)
Net actuarial loss	1.0	0.2

Total	$1.1	$(0.1)

The net periodic cost (benefit) related to the defined benefit pension plans included the following components:

	Pension Plans			Post-retirement Plans
	2006	2005	2004	2006	2005	2004
COMPONENTS OF NET PERIODIC BENEFIT COSTS:
Service cost	$9.9	$8.2	$7.2	$—	$0.1	$—
Interest expense	7.6	7.2	6.9	0.4	0.5	0.4
Prior service cost amortization	—	—	—	(0.1)	—	—
Expected return on plan assets	(7.2)	(6.5)	(5.8)	—	—	—
Amortization of prior service cost	0.1	0.1	0.1	—	—	—
Recognized net actuarial loss	2.0	2.1	2.4	—	—	—
Net loss/(gain) amortization	—	—	—	0.2	0.2	0.2

Net periodic benefit cost	$12.4	$11.1	$10.8	$0.5	$0.8	$0.6

	2006	2005	2004
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COST FOR PENSION BY YEAR:
Discount rate	5.5% to 5.8%	5.5% to 5.8%	6.0% to 6.3%
Expected return on plan assets	7.8%	7.8%	7.8%
Rate of compensation increase	4.5% to 5.5%	4.5% to 5.5%	4.5% to 5.5%

	2006	2005	2004
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COST FOR OTHER POST-RETIREMENT BY YEAR:
Discount rate	5.5% to 5.6%	5.8%	6.0%
Health care claim cost trend rate	9.0% to 10.0%	11.0%	11.0%
Ultimate health care claim cost trend rate	5.0%	5.0%	5.0%
Year that ultimate trend rate is reached	2012	2012	2011

A 1.0% change in the assumed health care trend rates would not have a material effect on the benefit obligation or expense of post-retirement benefits.

Prior to the fiscal year ended December 30, 2006, a minimum pension liability adjustment was required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities. The projected benefit obligation and accumulated benefit obligation for the pension plans with accumulated benefit obligations in excess of plan assets were $141.0 million and $119.6 million at December 31, 2005, respectively.

The Company’s investment policy is to maintain a targeted balance of equity securities, debt securities and cash equivalent in its portfolio. The portfolio is re-balanced periodically throughout the year. As of the plan’s measurement date, actual and targeted investment allocation percentages were as follows:

	Target	Actual as of December 30, 2006	Actual as of December 31, 2005
Equities	60-70%	73.3%	72.1%
Debt	20-30%	23.0%	25.7%
Cash equivalents	0-10%	3.7%	2.2%

The current sponsor funding policy has been generally to contribute the minimum required contribution and additional deductible amounts at the sponsor’s discretion. In 2007, the Company expects to make pension contributions, including voluntary amounts, of up to $10.0 million under this policy. Contributions of $12.1 million were made during 2006 under this policy.

Benefit payments are paid from plan assets or directly by the Company for the Company’s nonfunded plans. Expected benefit payments to be made during the next ten years are as follows:

(Dollars in millions)	Pension Plans	Post-retirement Plans
2007	$8.1	$0.5
2008	8.2	0.5
2009	8.6	0.5
2010	8.3	0.5
2011	7.5	0.5
2012 through 2016	42.7	2.5

7. Long-Term Debt

Long-term debt consists of the following:

(Dollars in millions)	2006	2005
Notes, $563.5 face amount at 7.375%, due 2006 (plus premium of $0.1 for 2005, based on an effective interest rate of 7.16% for 2005)	$—	$563.6

Notes, $145.0 face amount at 7.55%, due 2007 (less unamortized discount of $0.1 for 2005, based on an effective interest rate of 7.71%)	145.0	144.9

Notes, $1,100.0 face amount at 8.125%, due 2011 (less unamortized discount of $4.0 and $3.9 for 2006 and 2005, respectively, based on effective interest rate of 8.22% and 8.20% for 2006 and 2005, respectively)	1,096.0	1,096.1

Notes, $126.0 face amount at 8.05%, due 2027 (less unamortized discount of $4.0 and $4.2 for 2006 and 2005, respectively, based on an effective interest rate of 8.77%)	122.0	121.8

Debentures, 9.000%, due 2031	855.0	855.0

Medium-term notes, $5.0 face amount due 2006. Interest ranges from 8.67% to 8.73%	—	5.0

Other notes, $41.6 and $53.4 face amount, for 2006 and 2005, respectively, due from 2007 to 2016. Interest ranges from 6.31% to 7.41% (less unamortized discount of $2.0 and $2.7 for 2006 and 2005, respectively, based on an effective interest rate of 8.91% and 8.90% for 2006 and 2005, respectively)	39.6	50.7

Mortgage payables, $7.2 and $8.7 face amount, for 2006 and 2005, respectively, due from 2007 to 2016. Interest ranges from 7.55% to 8.65% (less unamortized discount of $0.2 and $0.3 based on an effective interest rate of 9.01% and 9.0% for 2006 and 2005, respectively)	7.0	8.4

Other debt, $14.7 and $15.5 face amount for 2006 and 2005, respectively, due from 2007 to 2013. Interest ranges from 7.25% to 14.15% (plus unamortized premium of $0.1 and $0.2 based on an effective interest rate of 8.83% and 8.80% for 2006 and 2005, respectively)	14.8	15.7

	$2,279.4	$2,861.2
Less current portion	170.7	581.3

	$2,108.7	$2,279.9

At December 30, 2006 and December 31, 2005, property having a net book value of $14.6 million and $15.2 million was pledged as collateral for mortgage payables.

Approximate maturities of long-term debt in the years 2007 through 2011 are $170.7 million, $12.3 million, $6.1 million, $2.2 million and $1.1 billion, respectively.

On April 17, 2006, the Company repaid $563.5 million of 7.375% notes in full.

In 2004, the Company repurchased $36.5 million of its $600 million 7.375% notes, $5.0 million of its $150 million 7.55% notes, $7.9 million of other notes and $3.0 million of its mortgage payables. These repurchases resulted in a $4.7 million loss from the early extinguishment of debt, a $0.2 million loss for the related hedge write-off, offset by a gain of $0.4 million from the interest rate swap, net premium write-off and related unamortized debt issuance costs. These costs are classified in the Company’s Consolidated Statement of Income for 2004 as “Net loss from extinguishment of debt.”

In 2003, Hannaford invoked the defeasance provisions of its outstanding, 8.54% Senior Notes due November 15, 2004, 6.50% Senior Notes due May 15, 2008, 6.31% Senior Notes due May 15, 2008, 7.41% Senior Notes due February 15, 2009, 6.58% Senior Notes due February 15, 2011, and 7.06% Senior Notes due May 15, 2016 (collectively, the “Notes”) and placed sufficient funds in an escrow account to satisfy the remaining principal and interest payments due on the Notes. As a result of this defeasance, Hannaford is no longer subject to the negative covenants contained in the agreements governing these Notes. As of December 30, 2006 and December 31, 2005, $41.6 million and $53.4 million in aggregate principal amount of these Notes were outstanding. Cash committed to fund the escrow and not available for general corporate purposes, is considered restricted. As of December 30, 2006 restricted funds of $12.7 million and $32.5 million are recorded in Current Other Assets and Non-current Other Assets, respectively. As of December 31, 2005 restricted funds of $12.9 million and $45.9 million are recorded in Current Other Assets and Non-current Other Assets, respectively.

The Company maintains interest rate swaps against certain debt obligations, effectively converting a portion of the debt from fixed to variable rates. The notional principal amounts of interest rate swap arrangements as of December 30, 2006 were $100 million maturing in 2011. Maturity dates of interest rate swap arrangements match those of the underlying debt. These agreements involve the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amounts. Variable rates for the Company’s agreements are based on six-month or three-month U.S. dollar LIBOR and are reset on a semiannual basis or a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The $100 million notional swaps maturing in 2011 meet the criteria for using the short-cut method, which assumes 100% hedge effectiveness, as prescribed by SFAS No. 133, “Derivative Instruments and Hedging Activities.”

During the fourth quarter of 2004, in association with the retirement of $36.5 million of its $600 million 7.375% notes, the Company de-designated the $300 million notional interest rate swaps as a fair value hedge of 50% of the $600 million 2006 notes, and re-designated them as a fair value hedge of approximately 53% of the remaining $563.5 million 2006 notes. These swaps were unwound with pay-off of the debt of $563.5 million in April 2006. The Company recorded a derivative in connection with these agreements in its Consolidated Balance Sheets in the amount of $2.5 million (derivative liability) at December 30, 2006 and $1.7 million (derivative liability) at December 31, 2005 in Non-current Other Liabilities.

The Company settled certain interest rate hedge agreements in connection with the completion of an offering of notes in 2001, resulting in an unrealized loss of approximately $214 million. As a result of the adoption of SFAS No. 133, the unrealized loss was recorded in “Accumulated Other Comprehensive

Loss, Net of Tax,” and is being amortized to “Interest Expense” over the term of the associated notes. The unrealized loss, net of taxes, at December 30, 2006 and December 31, 2005 was $29.6 million and $33.7 million, respectively.

8. Credit Arrangements

The Company has a $500 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of commercial banks. The Credit Agreement provides for a $500 million five-year unsecured revolving credit facility, with a $100 million sublimit for the issuance of letters of credit, and a $35 million sublimit for swingline loans. Upon the Company’s election, the aggregate maximum principal amount available under the Credit Agreement may be increased to an aggregate amount not exceeding $650 million. Funds are available under the Credit Agreement for general corporate purposes. The Credit Agreement will mature in April 2010, unless the Company exercises its option to extend it for up to two additional years. The Company had $120.0 million in outstanding borrowings under the Credit Agreement as of December 30, 2006 and had no outstanding borrowings as of December 31, 2005. Under this facility, the Company had average daily borrowings of $30.9 million during 2006 and no borrowings during 2005. However, approximately $46.7 million and $57.0 million of the Credit Agreement was used to fund letters of credit during 2006 and 2005, respectively.

The Credit Agreement contains affirmative and negative covenants. Negative covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio and a dividend restriction test. The Company must comply with all covenants in order to have access to funds under the Credit Agreement. As of December 30, 2006, the Company was in compliance with all covenants contained in the Credit Agreement. A deteriorating economic or operating environment may subject the Company to a risk of non-compliance with the covenants.

In addition, the Company has periodic short-term borrowings under other arrangements that are available to them at the lenders’ discretion. As of December 30, 2006, the Company had borrowings of $14.0 million outstanding under these arrangements. There were no outstanding borrowings under these arrangements at December 31, 2005.

9. Leases

The Company’s stores operate principally in leased premises. Typically, lease agreements provide for initial terms of 20 and 25 years, with renewal options ranging from five to 20 years. Leases for open stores have average remaining terms of nine to 20 years. The average remaining lease term for closed stores is 5.4 years. The following schedule shows, as of December 30, 2006 the future minimum lease payments under capital lease and lease finance obligations, operating leases and leases for closed stores.

	Open Stores
(Dollars in millions)	Capital/ Finance Leases	Operating Leases	Closed Stores
2007	$146.3	$216.8	$27.4
2008	145.2	202.7	25.9
2009	142.4	186.6	23.2
2010	134.4	174.6	19.2
2011	125.7	164.7	15.5
Thereafter	935.4	1,110.9	77.1

Total minimum payments	1,629.4	$2,056.3	$188.3

Less estimated executory costs	20.9

Net minimum lease payments	1,608.5
Less amount representing interest	818.6

Present value of net minimum lease payments	789.9
Less current portion	48.4

Capital lease and lease finance obligations	$741.5

Future minimum payments for closed stores have not been reduced by estimated minimum sublease income of $70.7 million due over the term of non-cancelable subleases.

The Company recognizes rent expense for operating leases with step rent provisions on a straight-line basis generally over the minimum lease term.

Total rent payments (net of sublease income) under operating leases are as follows:

(Dollars in millions)	2006	2005	2004
Minimum rents	$239.9	$247.5	$241.8
Contingent rents, based on sales	1.1	1.2	0.7

	$241.0	$248.7	$242.5

In addition, the Company has signed lease agreements for additional store facilities, the construction of which had not been completed by the lessor at December 30, 2006. These leases expire on various dates extending to 2026 with renewal options generally ranging from five to 20 years. Upon completion of lessor requirements under these agreements, the total future minimum rents under these agreements will be approximately $410.5 million.

Lease Accounting Adjustments

In early 2005, the Company conducted a review of its historical lease accounting, including consideration of a letter from the Chief Accountant of the Securities and Exchange Commission (“SEC”) to the American Institute of Certified Public Accountants, dated February 7, 2005, which provided clarification of the SEC staff’s interpretation on certain lease accounting issues.

As a result of this review, the Company recorded an adjustment in the fourth quarter of 2004 representing a non-cash charge to earnings of $8.5 million, after taxes, and an increase in assets and liabilities of $34.7 million and $43.2 million, respectively, at January 1, 2005. The adjustment reflects a change in the depreciable lives for buildings to conform to the associated ground lease term, the recognition of straight-line rent expense over the ground lease term, and the recording of certain lease assets and obligations where lessee involvement during asset construction and where sale-leaseback transactions with renewal options precluded operating lease accounting. The Company believes that the impact of the adjustment is immaterial to any individual prior year. The adjustment did not affect sales, historical or future cash flows, or the timing or amounts of lease payments and has no impact on the Company’s compliance with its debt covenants. Furthermore, the impact of the adjustment is not expected to have a material impact on the Company’s future earnings.

10. Discontinued Operations

The Company classifies operations as discontinued if (i) the operations and cash flows have been eliminated from ongoing operations, (ii) there is no significant continuing involvement, and (iii) a relocation within the vicinity has not occurred. As of December 30, 2006, the Company had 87 closed stores classified as discontinued operations as shown below:

# of stores closed classified as discontinued operations
2003	44
2004	39
2005	—
2006	4

87

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the costs associated with the closure of these stores, as well as related operating activity prior to closing for these stores, are recorded in “Loss from discontinued operations, net of tax” in the Company’s Consolidated Statements of Income.

Operating activity prior to closing for the discontinued stores is shown below:

(Dollars in millions)	2006	2005	2004
Net sales and other revenues	$4.7	$14.1	$45.5
Net loss	$(0.6)	$(1.1)	$(7.6)

During 2006 in accordance with SFAS NO.146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded $2.1 million loss to discontinued operations ($1.3 million after taxes) for the closure of four underperforming stores. Additional expenses for discontinued operations not reserved totaled $4.8 million after taxes for 2006 and $9.2 million after taxes for 2005.

During 2004, the Company recorded a $72.9 million loss to discontinued operations ($46.4 million after taxes) for the closure of 39 underperforming stores. The loss included an initial reserve of $53.6 million for rent, real estate taxes, common area maintenance expenses (other liabilities) and $1.9 million for severance and outplacement costs (accrued expenses). The remaining loss included property retirement (asset impairment) of $22.1 million net of gains on capital lease retirements of $4.7 million. Additional expenses for discontinued operations not reserved totaled $2.7 million after taxes for 2004.

The following table shows the reserve balances for discontinued operations as of December 30, 2006:

(Dollars in millions)	Other liabilities	Accrued expenses	Total
2004
Reserve balance at beginning of year	$23.4	$—	$23.4
Additions	53.6	1.9	55.5
Adjustments to estimates and reductions	(21.3)	(1.9)	(23.2)

Reserve balance at end of year	$55.7	$—	$55.7

2005
Reserve balance at beginning of year	$55.7	$—	$55.7
Adjustments to estimates and reductions	(15.5)	—	(15.5)

Reserve balance at end of year	$40.2	$—	$40.2

2006
Reserve balance at beginning of year	$40.2	$—	$40.2
Additions	2.1	—	2.1
Adjustments to estimates and reductions	(4.9)	—	(4.9)

Reserve balance at end of year	$37.4	$—	$37.4

11. Store and Warehouse Closings

The following table reflects activity in the number of closed stores, planned closings and warehouse closings at the end of 2004, 2005, and 2006:

	Closed Stores Included in Discontinued Operations	Closed Stores Included in Continuing Operations	Planned Closings	Total Closed Stores	Closed Warehouse
As of January 3, 2004	39	165	2	206	—

Store closings added	39	10	—	49
Planned closings completed	—	2	(2)	—
Stores sold/lease terminated	(21)	(25)	—	(46)

As of January 1, 2005	57	152	—	209	—

Store closings added	—	32	—	32	—
Stores sold/lease terminated	(13)	(37)	—	(50)	—

As of December 31, 2005	44	147	—	191	—

Store & warehouse closings added	4	23	—	27	1
Stores sold/lease terminated	(4)	(42)	—	(46)	—

As of December 30, 2006	44	128	—	172	1

The following table reflects activity in the closed stores and warehouse liabilities for 2006 and 2005:

	2006			2005
(Dollars in millions)	Closed Stores Included in Discontinued Operations	Closed Stores & Warehouse Included in Continuing Operations	Total	Closed Stores Included in Discontinued Operations	Closed Stores Included in Continuing Operations	Total
Balance at beginning of year	$40.2	$84.6	$124.8	$55.7	$93.3	$149.0
Additions:
Store & warehouse closings lease obligations	1.8	4.7	6.5	—	10.4	10.4
Store & warehouse closing other exit costs	0.4	1.4	1.8	—	2.2	2.2

Total additions	2.2	6.1	8.3	—	12.6	12.6

Adjustments to estimates:
Lease obligation	1.3	(7.2)	(5.9)	(0.9)	(5.0)	(5.9)
Other exit costs	2.8	(2.5)	0.3	2.7	(0.5)	2.2

Total adjustments to estimates	4.1	(9.7)	(5.6)	1.8	(5.5)	(3.7)

Reductions:
Lease/termination payments made	(7.2)	(14.0)	(21.2)	(15.2)	(12.6)	(27.8)
Payments for other exit costs	(1.9)	(2.6)	(4.5)	(2.1)	(3.2)	(5.3)

Total reductions	(9.1)	(16.6)	(25.7)	(17.3)	(15.8)	(33.1)

Balance at end of year	$37.4	$64.4	$101.8	$40.2	$84.6	$124.8

The December 30, 2006 balance of approximately $101.8 million consisted of lease liabilities and other exit cost liabilities of $83.0 million and $18.8 million, respectively, and includes lease liabilities of $32.4 million and other exit costs of $5.0 million associated with discontinued operations.

The December 31, 2005 balance of approximately $124.8 million consisted of lease liabilities and other exit cost liabilities of $103.6 million and $21.2 million, respectively, and includes lease liabilities of $36.4 million and other exit costs of $3.8 million associated with discontinued operations.

The Company provided for closed store liabilities in each of the periods presented above to reflect the estimated post-closing lease liabilities and other exit costs associated with the related store closing commitments. These other exit costs include estimated utilities, real estate taxes, common area maintenance and insurance costs to be incurred after the store closes over the remaining lease term (all of which are contractually required payments under the lease agreements). Store closings are generally completed within one year after the decision to close. The closed store liabilities are paid over the lease terms associated with the closed stores. As of December 30, 2006, closed store liabilities have remaining lease terms ranging from one to 16 years. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed in the period that such settlement is determined. The Company estimates the lease liabilities, net of sublease income using a discount rate based on the current treasury note rates adjusted for the Company’s current credit spread to calculate the present value of the remaining liabilities on closed stores.

12. Comprehensive Income

(Dollars in millions)	Unrealized gain (loss) on available-for-sale securities	Minimum pension liability	Deferred loss on hedge	Adjustment to initially apply FASB No. 158, net of tax	Accumulated other comprehensive (loss) income, net of tax
Balances January 3, 2004	$0.1	$(18.7)	$(44.3)		$(62.9)
Change during the year	0.2	3.7	9.1		13.0
Income tax	(0.1)	(1.5)	(3.7)		(5.3)

Balances January 1, 2005	0.2	(16.5)	(38.9)		(55.2)
Change during the year	(0.2)	1.8	8.7		10.3
Income tax	0.1	(0.7)	(3.5)		(4.1)

Balances December 31, 2005	$0.1	$(15.4)	$(33.7)		$(49.0)
Change during the year	—	13.0	6.9		19.9
Income tax	—	(5.2)	(2.8)		(8.0)

Balances December 30, 2006 before adjustment to initially apply FASB No. 158	$0.1	$(7.6)	$(29.6)	$—	$(37.1)
Adjustment to initially apply FASB No.158, net of tax $6.4	—	—	—	(9.4)	(9.4)

Balances December 30, 2006	$0.1	$(7.6)	$(29.6)	$(9.4)	$(46.5)

13. Income Taxes

Income taxes (benefits) relating to continuing operations for 2006, 2005 and 2004 consist of the following:

(Dollars in millions)	Current	Deferred	Total
2006
Federal	$260.0	$(41.3)	$218.7
State	49.5	(10.6)	38.9

	$309.5	$(51.9)	$257.6

2005
Federal	$221.8	$(15.8)	$206.0
State	34.7	(7.2)	27.5

	$256.5	$(23.0)	$233.5

2004
Federal	$139.5	$49.0	$188.5
State	12.3	12.1	24.4

	$151.8	$61.1	$212.9

The Company’s effective tax rate from continuing operations varied from the federal statutory rate as follows:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.3	2.7	4.9
Other	0.9	2.8	0.8

	40.2%	40.5%	40.7%

The components of deferred income tax assets and liabilities at December 30, 2006 and December 31, 2005 are as follows:

(Dollars in millions)	2006	2005
Deferred tax assets:
Leases	$71.1	$66.0
Provision for store closings	36.7	44.8
Tax loss carryforwards	45.7	44.7
Tax credit carryforwards	1.7	—
Interest expenses	41.4	45.0
Compensation expenses	50.6	23.1
Accrued expenses	29.1	27.1

Total assets	276.3	250.7
Valuation allowance	(41.9)	(39.0)

Deferred tax asset (net of allowance)	234.4	211.7

Deferred tax liabilities:
Depreciation and amortization	(356.9)	(399.7)
Inventories	(41.2)	(35.9)

Total liabilities	(398.1)	(435.6)

Net deferred tax liability	$(163.7)	$(223.9)

At December 30, 2006, the Company had deferred tax assets associated with net operating loss carryforwards for federal income tax purposes of approximately $2.9 million, which if unused would expire in 2011. In addition, the Company had deferred tax assets associated with net operating loss carryforwards for state income tax purposes of approximately $39.3 million that will expire from 2011 through 2026. The Company has provided a valuation allowance of approximately $38.4 million of the deferred tax asset relating to the state income tax loss carryforwards because realization is not considered more likely than not. The Company has deferred tax assets associated with capital loss carryforwards of approximately $3.5 million which will expire in 2008. A full valuation allowance has been provided for this amount.

The Company continues to experience both federal and state audits of its income tax filings, which it considers to be part of its ongoing business activity. In particular, the Company has experienced an increase in audit and assessment activity over the past several years, which it expects to continue. While the ultimate outcome of these federal and state audits is not certain, the Company considered the merits of its filing positions in its overall evaluation of potential tax liabilities and believes it has adequate liabilities recorded in its consolidated financial statements for exposures on these matters. Based on its evaluation of the potential tax liabilities and the merits of its filing positions, the Company also believes it is unlikely that potential tax exposures over and above the amounts currently recorded as liabilities in its consolidated financial statements will be material to its financial condition or future results of operation.

14. Other Liabilities

Other liabilities consist of the following:

(Dollars in millions)	2006	2005
Closed store liabilities	$101.8	$124.8
Self-insurance reserves	152.4	153.6
Pension liability	30.6	27.8
Post retirement benefits	5.9	5.7
Deferred income	33.0	33.2
Sales taxes payable	37.6	35.4
Other	75.6	72.6

	436.9	453.1
Less current portion	114.1	127.5

	$322.8	$325.6

15. Accounting for Stock Based Compensation

Stock Option Plans

The Company’s employees are eligible to participate in a stock option plan of its parent company, the Delhaize Group 2002 Stock Incentive Plan (the “Delhaize Group Plan”), under which options to purchase Delhaize Group SA American Depositary Shares (“ADSs”) may be granted to officers and key employees at prices equal to fair market value on the date of the grant. The Board of Directors of Delhaize Group SA determines on the date of grant when options become exercisable provided that no option may be exercised more than ten years after the date of grant. Unlike option exercises under the Prior Plans (defined below), the exercise of options under the Delhaize Group Plan by an optionee results in the issuance of new Delhaize Group SA ordinary shares through a capital increase of the Company’s parent, Delhaize Group SA. In connection with the exercise of an option, the optionee pays the exercise price to Delhaize Group SA. Additionally, the Company pays Delhaize Group SA an amount equal to the difference between the exercise price of the option and the fair market value of the ADSs on the date of exercise, which totaled $58.3 million, $27.5 million and $27.3 million for 2006, 2005 and 2004, respectively. The Company records these payments with a charge to equity (Retained Earnings). These Company payments are included as part of parent common stock (ADSs) purchased under cash flows from financing activities on the Company’s consolidated statements of cash flows and on the Company’s consolidated statements of shareholders’ equity and comprehensive income.

Additionally, there are outstanding options to purchase Delhaize Group SA ADSs under the Company’s 1996 Food Lion Plan, 1988 and 1998 Hannaford Plans and 2000 Delhaize America Plan (collectively, the “Prior Plans”); however, the Company can no longer grant options under these Prior Plans. The terms and conditions of the Prior Plans are substantially consistent with the current Delhaize Group Plan, with the exception that the Company purchases ADSs to deliver to persons exercising options under the Prior Plans. For 2006, 2005 and 2004 the Company acquired 71,300 ADSs for $5.4 million, 146,278 ADSs for $8.9 million and 191,403 ADSs for $11.9 million, respectively, to support the exercise of options under the Prior Plans. These Company payments are included as part of parent common stock ADSs purchased under cash flows from financing activities on the Company’s consolidated statements of cash flows and on the Company’s consolidated statements of shareholders’ equity and comprehensive income. The Company records the purchase of such ADSs with a decrease to equity (Additional Paid in Capital) equal to the fair market value of the ADSs at the time of purchase. When an optionee exercises an option under a Prior Plan, the Company records a cash receipt for the exercise price with an increase to equity (Additional Paid in Capital). The difference between the exercise price received and the cost to the Company of the ADSs is recorded as a transfer between equity accounts (Additional Paid in Capital and Retained Earnings). The Company received proceeds from stock options exercised under the Prior Plans totaling $2.8 million, $4.3 million and $9.7 million for 2006, 2005 and 2004, respectively.

In accordance with the provisions of SFAS No. 123R, stock option expense totaled $21.3 million ($17.7 million, net of tax) and $20.9 million ($19.3 million, net of tax) for the years ended December 30, 2006 and December 31, 2005, respectively. As of December 30, 2006, there was $16.5 million of unrecognized compensation cost related to nonvested option shares that is expected to be recognized over a weighted average period of 1.2 years. The cash flows resulting from the tax benefits that relate to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) have been classified as financing cash flows. This excess tax benefit for 2006 and 2005 was $20.3 million and $10.3 million, respectively.

The following table summarizes the stock option transactions for the last three years:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Dollars in millions)

2004
Outstanding at beginning of year	5,611,009	$39.37	—	—
Granted	1,520,178	46.43	—	—
Exercised	(1,410,938)	39.21	—	—
Forfeited/expired	(296,068)	43.54	—	—

Outstanding at end of year	5,424,181	41.15	—	—

Options exercisable at end of year	1,963,278	42.72	—	—

2005
Outstanding at beginning of year	5,424,181	$41.15	—	—
Granted	1,105,043	60.74	—	—
Exercised	(1,194,121)	39.70	—	—
Forfeited/expired	(296,242)	45.15	—	—

Outstanding at end of year	5,038,861	45.49	7.30	$101.50

Options exercisable at end of year	2,223,274	42.59	5.90	$51.70

2006
Outstanding at beginning of year	5,038,861	$45.49	—	—
Granted	1,324,338	63.09	—	—
Exercised	(1,827,644)	40.95	—	—
Forfeited/expired	(222,007)	52.94	—	—

Outstanding at end of year	4,313,548	52.43	7.40	$133.10

Vested and expected to vest at end of year	4,184,142	52.43	7.40	$129.11

Options exercisable at end of year	1,716,247	43.94	5.67	$67.56

The total intrinsic value of options exercised during the years ended 2006, 2005, and 2004, was $60.0 million, $29.5 million and $30.5 million, respectively.

A summary of the status of the Company’s nonvested option shares as of December 30, 2006, and changes during the year ended December 30, 2006, is presented below.

Nonvested options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	2,815,587	$15.80
Granted	1,324,338	14.36
Vested	(1,247,461)	13.10
Forfeited	(295,163)	13.05

Nonvested at December 30, 2006	2,597,301	$16.67

Restricted Stock Plans

The Company also has restricted stock (Delhaize Group Restricted ADSs) awards and restricted stock unit awards outstanding for executive employees. The restricted stock awards and the restricted stock unit awards vest over a five-year period and are subject to certain transfer restrictions and forfeiture prior to vesting. Restricted stock unit awards represent the right to receive the number of ADSs set forth in the award at the vesting date. Unlike awards of restricted stock, no ADSs are issued with respect to these awards until the applicable vesting dates. In May 2002, the Company ceased granting restricted stock awards and began granting restricted stock unit awards under its 2002 Restricted Stock Unit Plan. The Company purchases ADSs on the open market to support vesting of restricted stock unit awards under the 2002 Restricted Stock Unit Plan. For 2006, the Company acquired 80,100 ADSs on the open market at a cost of $6.1 million to support vesting of 76,695 restricted stock units awarded under the 2002 Restricted Stock Unit Plan. For 2005, the Company acquired 157,580 ADSs on the open market at a cost of $9.8 million to support vesting of 62,922 restricted stock units awarded under the 2002 Restricted Stock Unit Plan. No ADSs were acquired for the restricted stock plan for 2004. These amounts are included as part of parent common stock ADSs purchased under cash flows from financing activities on the Company’s consolidated statements of cash flows and on the Company’s consolidated statements of shareholders’ equity and comprehensive income. In addition, the Company withheld shares of restricted stock on employees’ behalf to pay related taxes, and paid on employees’ behalf such related taxes, amounting to $2.9 million, $2.8 million and $0.9 million for 2006, 2005 and 2004, respectively. These amounts are included as part of parent common stock ADSs purchased under cash flows from financing activities on the Company’s consolidated statements of cash flows and on the Company’s consolidated statements of shareholders’ equity and comprehensive income.

The Company recorded compensation expense related to restricted stock of $7.3 million ($4.5 million, net of tax), $7.3 million ($4.5 million, net of tax) and $6.4 million ($4.0 million, net of tax) for 2006, 2005 and 2004, respectively. As of December 30, 2006, there was $16.4 million of unrecognized compensation cost related to restricted share and restricted stock unit compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes the restricted share and restricted unit transactions for the last three years:

	Shares/Units	Weighted Average Grant Date Fair Value
2004
Outstanding at beginning of year	388,562	—
Granted	179,567	—
Released from restriction	(63,230)	—
Forfeited/expired	(3,827)	—

Outstanding at end of year	501,072	—

2005
Outstanding at beginning of year	501,072	$38.73
Granted	145,868	60.76
Released from restriction	(137,570)	64.27
Forfeited/expired	(13,478)	42.55

Outstanding at end of year	495,892	$45.26

2006
Outstanding at beginning of year	495,892	$45.26
Granted	155,305	63.04
Released from restriction	(126,004)	64.95
Forfeited/expired	(9,872)	49.08

Outstanding at end of year	515,321	$45.73

16. Common Stock

On December 30, 2006, 81.86% and 18.14% of the issued and outstanding Class A non-voting common stock and 80.58% and 19.42% of the issued and outstanding Class B voting common stock was held, respectively, by Delhaize Group SA and Delhaize The Lion America, Inc. (“DETLA”), a wholly owned subsidiary of Delhaize Group SA. In the aggregate, Delhaize Group SA and DETLA owned 100% of the Class B voting common stock and 100% of the Class A non-voting common stock.

17. Interest Expense, Net

Interest expense, net consists of the following:

(Dollars in millions)	2006	2005	2004
Interest on borrowings (net of $3.3 million, $2.4 million and $2.0 million capitalized in 2006, 2005 and 2004, respectively)	$217.4	$249.5	$255.8
Interest on capital leases and lease finance obligations	95.9	93.1	88.7
Interest income	(9.5)	(19.7)	(19.1)

	$303.8	$322.9	$325.4

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

In 2000, the Company entered into a joint venture with Delhaize Group SA concerning the operation of Food Lion Thailand Ltd. (formerly known as Bel–Thai Supermarket Co., Ltd.) a supermarket company based in Thailand (“Food Lion Thailand”). The Company owned, through its wholly owned subsidiary Food Lion Thailand, Inc., a 51% interest in Food Lion Thailand and Delhaize “The Lion” Nederland BV, a Dutch subsidiary of Delhaize Group SA, owned the remaining 49% interest in Food Lion Thailand. The Company accounted for its Food Lion Thailand investment under the equity method, and its shares of Food Lion Thailand’s operating loss for 2004 was not material to the Company’s consolidated results of operation. On August 4, 2004, the Company and Delhaize Group SA agreed to divest their interests in Food Lion Thailand. As a result of the decision to divest, the Company recorded a charge of $1.8 million in the third quarter of 2004. Delhaize Group SA sold 21 of its 26 Food Lion Thailand stores in the third quarter of 2004 to Central Food Retail Company of Thailand and closed the remaining stores in August of 2004.

On November 27, 2001, the Company loaned $12 million to DETLA. This loan was restructured during 2002 to a five-year revolving credit line in the aggregate amount of $30 million maturing November 27, 2007. On March 28, 2005, the Company increased the revolving credit line to $40 million maturing November 27, 2007. Until the maturity date, DETLA will pay interest on the unpaid principal amount at a rate equal to LIBOR plus 125 basis points. In 2006, Detla used the dividends received from the Company to repay its outstanding principal of $19.9 million and accrued interest of $0.9 million in lieu of dividend declaration to Delhaize Group SA. The loan balance at December 31, 2005 was $17.4 million, respectively and is included in the Company’s Consolidated Balance Sheet in Non-current Other Assets.

20. Guarantor Subsidiaries

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

Delhaize America, Inc.

Consolidated Statements of Income

For the Year Ended December 30, 2006

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$17,289.2	$—	$17,289.2
Cost of goods sold	—	12,596.4	—	12,596.4
Selling and administrative expenses	32.4	3,716.3	—	3,748.7
Equity in earnings of subsidiaries	(514.1)	—	514.1	—

Operating income	481.7	976.5	(514.1)	944.1
Interest expense, net	205.1	98.7	—	303.8

Income from continuing operations before income taxes	276.6	877.8	(514.1)	640.3
Income taxes (benefit)	(99.4)	357.0	—	257.6

Income before loss from discontinued operations	376.0	520.8	(514.1)	382.7
Loss from discontinued operations, net of tax	—	6.7	—	6.7

Net income	$376.0	$514.1	$(514.1)	$376.0

Delhaize America, Inc.

Consolidated Statements of Income

For the Year Ended December 31, 2005

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$16,550.7	$—	$16,550.7
Cost of goods sold	—	12,068.6	—	12,068.6
Selling and administrative expenses	25.8	3,557.3	—	3,583.1
Equity in earnings of subsidiaries	(486.8)	—	486.8	—

Operating income	461.0	924.8	(486.8)	899.0
Interest expense, net	223.5	99.4	—	322.9

Income from continuing operations before income taxes	237.5	825.4	(486.8)	576.1
Income taxes (benefit)	(94.8)	328.3	—	233.5

Income before loss from discontinued operations	332.3	497.1	(486.8)	342.6
Loss from discontinued operations, net of tax	—	10.3	—	10.3

Net income	$332.3	$486.8	$(486.8)	$332.3

Delhaize America, Inc.

Consolidated Statements of Income

For the Year Ended January 1, 2005

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales and other revenues	$—	$15,837.8	$—	$15,837.8
Cost of goods sold	—	11,644.3	—	11,644.3
Selling and administrative expenses	31.8	3,308.1	—	3,339.9
Equity in earnings of subsidiaries	(417.0)	—	417.0	—

Operating income	385.2	885.4	(417.0)	853.6
Interest expense, net	226.4	99.0	—	325.4
Net loss from extinguishment of debt	4.5	—	—	4.5

Income from continuing operations before income taxes	154.3	786.4	(417.0)	523.7
Income taxes (benefit)	(99.8)	312.7	—	212.9

Income before loss from discontinued operations	254.1	473.7	(417.0)	310.8
Loss from discontinued operations, net of tax	—	56.7	—	56.7

Net income	$254.1	$417.0	$(417.0)	$254.1

Delhaize America, Inc.

Consolidated Balance Sheets

As of December 30, 2006

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9.7	$155.9	$—	$165.6
Receivables, net	—	130.6	—	130.6
Receivable from affiliate	21.9	14.2	(13.6)	22.5
Inventories	—	1,258.0	—	1,258.0
Prepaid expenses	1.2	40.4	—	41.6
Deferred tax asset	—	3.5	(3.5)	—
Other current assets	—	36.1	—	36.1

Total current assets	32.8	1,638.7	(17.1)	1,654.4
Property and equipment, net	21.1	3,265.2	—	3,286.3
Goodwill	—	3,071.5	—	3,071.5
Intangibles, net	—	757.0	—	757.0
Reinsurance recoverable from affiliate	—	145.6	—	145.6
Deferred tax asset	59.4	0.2	(59.6)	—
Other assets	18.0	39.0	—	57.0
Investment in and advances to subsidiaries	6,369.5	—	(6,369.5)	—

Total assets	$6,500.8	$8,917.2	$(6,446.2)	$8,971.8

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	$134.0	$—	$—	$134.0
Accounts payable	0.4	796.2	—	796.6
Payable to affiliate	3.8	17.4	(13.6)	7.6
Accrued expenses	50.3	216.9	—	267.2
Current portion of capital lease and lease finance obligations	—	48.4	—	48.4
Current portion of long-term debt	144.4	26.3	—	170.7
Other current liabilities	—	114.1	—	114.1
Deferred income taxes, net	—	—	7.4	7.4
Income taxes payable	69.0	7.6	—	76.6

Total current liabilities	401.9	1,226.9	(6.2)	1,622.6
Long-term debt, net of current portion	2,073.5	35.2	—	2,108.7
Capital lease and lease finance obligations, net of current portion	—	741.5	—	741.5
Deferred income taxes, net	—	226.8	(70.5)	156.3
Other liabilities, net	5.5	317.3	—	322.8

Total liabilities	2,480.9	2,547.7	(76.7)	4,951.9

Total shareholders’ equity	4,019.9	6,369.5	(6,369.5)	4,019.9

Total liabilities and shareholders’ equity	$6,500.8	$8,917.2	$(6,446.2)	$8,971.8

Delhaize America, Inc.

Consolidated Balance Sheets

As of December 31, 2005

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$513.3	$155.0	$—	$668.3
Receivables, net	—	116.9	—	116.9
Receivable from affiliate	18.5	72.7	(70.9)	20.3
Inventories	—	1,198.3	—	1,198.3
Prepaid expenses	1.8	30.2	—	32.0
Other current assets	—	26.7	—	26.7

Total current assets	533.6	1,599.8	(70.9)	2,062.5

Property and equipment, net	23.0	3,046.4	—	3,069.4
Goodwill	—	3,074.0	—	3,074.0
Intangibles, net	—	771.4	—	771.4
Loan to affiliate	17.4	—	—	17.4
Reinsurance recoverable from affiliate	—	147.2	—	147.2
Deferred tax asset	61.9	—	(61.9)	—
Other assets	22.0	58.2	—	80.2
Investment in and advances to subsidiaries	6,117.8	—	(6,117.8)	—

Total assets	$6,775.7	$8,697.0	$(6,250.6)	$9,222.1

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$0.6	$756.1	$—	$756.7
Payable to affiliate	60.7	14.7	(70.9)	4.5
Accrued expenses	53.6	217.5	—	271.1
Current portion of capital lease and lease finance obligations	—	44.0	—	44.0
Current portion of long-term debt	567.9	13.4	—	581.3
Other current liabilities	—	127.5	—	127.5
Deferred income taxes, net	—	8.7	3.6	12.3
Income taxes payable	68.9	3.6	—	72.5

Total current liabilities	751.7	1,185.5	(67.3)	1,869.9

Long-term debt, net of current portion	2,218.5	61.4	—	2,279.9
Capital lease and lease finance obligations, net of current portion	—	733.7	—	733.7
Deferred income taxes, net	—	277.1	(65.5)	211.6
Other liabilities, net	4.1	321.5	—	325.6

Total liabilities	2,974.3	2,579.2	(132.8)	5,420.7

Total shareholders’ equity	3,801.4	6,117.8	(6,117.8)	3,801.4

Total liabilities and shareholders’ equity	$6,775.7	$8,697.0	$(6,250.6)	$9,222.1

Delhaize America, Inc.

Consolidated Statements of Cash Flows

For the Year Ended December 30, 2006

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(220.0)	$1,018.6	$798.6

INVESTING ACTIVITIES
Capital expenditures	(0.1)	(663.4)	(663.5)
Proceeds from sale of property and equipment	—	14.1	14.1
Other investment activity	19.3	1.4	20.7

Net cash provided by (used in) investing activities	19.2	(647.9)	(628.7)

FINANCING ACTIVITIES
Borrowings under revolving credit facilities	625.0	—	625.0
Repayments of amounts borrowed under revolving credit facilities	(505.0)	—	(505.0)
Proceeds from other short-term debt	14.0	—	14.0
Principal payments on long-term debt	(568.5)	(14.0)	(582.5)
Principal payments under capital lease and lease finance obligations	—	(47.3)	(47.3)
Transfer from escrow to fund long-term debt	—	11.8	11.8
Dividends paid	(139.0)	—	(139.0)
Net change in advances to subsidiaries	320.3	(320.3)	—
Parent common stock (ADSs) purchased	(72.7)	—	(72.7)
Proceeds from stock options exercised	2.8	—	2.8
Excess tax benefits related to stock options	20.3	—	20.3

Net cash used in financing activities	(302.8)	(369.8)	(672.6)

Net (decrease) increase in cash and cash equivalents	(503.6)	0.9	(502.7)
Cash and cash equivalents at beginning of year	513.3	155.0	668.3

Cash and cash equivalents at end of year	$9.7	$155.9	$165.6

Delhaize America, Inc.

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2005

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(217.2)	$1,077.8	$860.6

INVESTING ACTIVITIES
Capital expenditures	(20.4)	(549.3)	(569.7)
Proceeds from sale of property and equipment	6.5	15.8	22.3
Other investment activity	52.9	1.9	54.8

Net cash provided by (used in) investing activities	39.0	(531.6)	(492.6)

FINANCING ACTIVITIES
Proceeds from long-term debt	—	3.1	3.1
Principal payments on long-term debt	—	(14.0)	(14.0)
Principal payments under capital lease and lease finance obligations	—	(40.9)	(40.9)
Dividends paid	(125.3)		(125.3)
Transfer from escrow to fund long-term debt	—	11.8	11.8
Net change in advances to subsidiaries	499.9	(499.9)	—
Parent common stock (ADSs) purchased	(49.0)	—	(49.0)
Proceeds from stock options exercised	4.3	—	4.3
Excess tax benefits related to stock options	10.3	—	10.3

Net cash provided by (used in) financing activities	340.2	(539.9)	(199.7)

Net increase in cash and cash equivalents	162.0	6.3	168.3
Cash and cash equivalents at beginning of year	351.3	148.7	500.0

Cash and cash equivalents at end of year	$513.3	$155.0	$668.3

Delhaize America, Inc.

Consolidated Statements of Cash Flows

For the Year Ended January 1, 2005

(Dollars in millions)	Parent (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(218.2)	$1,126.2	$908.0

INVESTING ACTIVITIES
Capital expenditures	(3.6)	(410.1)	(413.7)
Investment in Victory, net of cash acquired	—	(178.8)	(178.8)
Proceeds from sale of property and equipment	—	32.5	32.5
Other investment activity	(33.5)	(0.4)	(33.9)

Net cash used in investing activities	(37.1)	(556.8)	(593.9)

FINANCING ACTIVITIES
Proceeds from long-term debt	—	1.3	1.3
Principal payments on long-term debt	(44.1)	(27.4)	(71.5)
Principal payments under capital Lease and lease finance obligations	—	(35.7)	(35.7)
Transfer from escrow to fund long-term debt	—	8.6	8.6
Net change in advances to subsidiaries	534.0	(534.0)	—
Parent common stock (ADSs) purchased	(40.1)	—	(40.1)
Proceeds from stock options exercised	9.7	—	9.7

Net cash provided by (used in) financing activities	459.5	(587.2)	(127.7)

Net increase (decrease) in cash and cash equivalents	204.2	(17.8)	186.4
Cash and cash equivalents at beginning of year	147.1	166.5	313.6

Cash and cash equivalents at end of year	$351.3	$148.7	$500.0

The wholly owned direct subsidiaries named below fully and unconditionally and jointly and severally guarantee Delhaize America’s 7.375% notes due 2006 (that were paid in full at maturity on April 17, 2006), 7.55% notes due 2007, 8.125% notes due 2011, 8.05% notes due 2027 and 9.00% debentures due 2031.

•

Food Lion, LLC is a North Carolina limited liability company that operates all of the Company’s Food Lion, Bloom and Bottom Dollar Food stores. Food Lion’s executive offices are located at 2110 Executive Drive, Salisbury, North Carolina 28147.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Delhaize America, Inc.

Salisbury, North Carolina

We have audited the accompanying consolidated balance sheets of Delhaize America, Inc. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delhaize America, Inc. and subsidiaries at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, in 2005, the Company early adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment”.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

March 27, 2007

Results by Quarter

(unaudited)

(Dollars in millions)

2006	First Quarter (13 Weeks)	Second Quarter (13 Weeks)	Third Quarter (13 Weeks)	Fourth Quarter (13 Weeks)	Total 2006
Net sales and other revenues	$4,143.0	$4,364.8	$4,412.0	$4,369.4	$17,289.2
Cost of goods sold	3,003.6	3,189.7	3,212.5	3,190.6	12,596.4
Selling and administrative expenses	916.5	956.5	947.6	928.1	3,748.7
Operating income	222.9	218.6	251.9	250.7	944.1
Net income	$83.2	$85.4	$110.1	$97.3	$376.0

2005	First Quarter (13 Weeks)	Second Quarter (13 Weeks)	Third Quarter (13 Weeks)	Fourth Quarter (13 Weeks)	Total 2005
Net sales and other revenues	$4,024.9	$4,125.1	$4,194.9	$4,205.8	$16,550.7
Cost of goods sold	2,932.9	3,016.5	3,059.6	3,059.6	12,068.6
Selling and administrative expenses	885.5	902.0	908.5	887.1	3,583.1
Operating income	206.5	206.6	226.8	259.1	899.0
Net income	$69.5	$69.8	$83.3	$109.7	$332.3

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As of December 30, 2006, an evaluation was carried out under the supervision and with the participation of Delhaize America’s management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 30, 2006. No change in Delhaize America’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Deloitte & Touche LLP was appointed by the Audit Committee of Delhaize Group SA’s Board of Directors as our independent auditors. Deloitte & Touche LLP and its affiliates (collectively, “Deloitte”) billed Delhaize America the following aggregate amounts for the indicated types of services provided during 2006 and 2005:

(Dollars in millions)	2006	2005
Audit fees	$2.1	$1.6
Audit-related fees	0.1	1.2
Tax fees	0.0	0.0
Other fees	0.1	0.6

Total	$2.3	$3.4

•

Audit Fees. Represents fees for professional services provided for the audit of Delhaize America’s annual financial statements and review of Delhaize America’s quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings including those for Delhaize Group SA.

•	Audit-Related Fees. Represents fees for employee benefit plan audits, consultation on accounting pronouncements and internal and financial reporting standards.

•	Tax Fees. Represents fees for professional services provided primarily for tax advice and consulting.

•	Other Fees. Represents fees for consulting services provided for cost optimization projects.

Delhaize America is wholly owned by Delhaize Group SA, a foreign private issuer with American Depositary Shares listed on the New York Stock Exchange that files reports with the Securities and Exchange Commission.

Pursuant to the Delhaize Group SA Audit Committee Charter, the Delhaize Group SA Audit Committee (the “Audit Committee”) is directly responsible for the appointment, compensation and oversight of our independent auditor, Deloitte & Touche.

Under its pre-approval policy, the Audit Committee pre-approves all audit services and non-audit services to be provided by our independent auditor. The Audit Committee may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented at the next Audit Committee meeting.

Each audit or non-audit service that is approved by the Audit Committee (excluding tax services performed in the ordinary course of our business) is reflected in a written engagement letter or writing specifying the services to be performed and the cost of such services, which is signed by either a member of the Audit Committee or by an officer of Delhaize Group SA authorized by the Audit Committee to sign on behalf of Delhaize Group SA.

The Audit Committee will not approve any prohibited non-audit service or any non-audit service that individually or in the aggregate may impair, in the Audit Committee’s opinion, the independence of our independent auditor.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements:

PAGES
Consolidated Statements of Income for the year ended December 30, 2006, for the year ended December 31, 2005, and for the year ended January 1, 2005	29

Consolidated Balance Sheets, as of December 30, 2006 and December 31, 2005	30

Consolidated Statements of Cash Flows for the year ended December 30, 2006, for the year ended December 31, 2005, and for the year ended January 1, 2005	31

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the year ended December 30, 2006, for the year ended December 31, 2005 and for the year ended January 1, 2005	33

Notes to Consolidated Financial Statements	35

Report of Independent Registered Public Accounting Firm	77

Results by Quarter (unaudited)	78

2. Other:

All other schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

3. Exhibits:

Exhibit No.	Description
2	Agreement and Plan of Share Exchange dated as of November 16, 2000 between Etablissements Delhaize Frères et Cie “Le Lion” S. A. and the Company, as amended (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form F-4 of Etablissements Delhaize Frères et Cie “Le Lion” S. A. dated March 23, 2001) (Registration No. 333-13302)

3(a)	Articles of Incorporation, together with all amendments thereto (through May 5, 1988)(incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 000-06080)

3(b)	Articles of Amendment to Articles of Incorporation, effective as of September 9, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 7, 1999) (SEC File No. 001-15275)

3(c)	Articles of Amendment to Articles of Incorporation, effective as of April 25, 2001 (incorporated by reference to Exhibit 3(c) of the Company’s Annual Report on Form 10-K dated March 29, 2002) (SEC File No. 000-06080)

3(d)	Bylaws of the Company effective May 25, 2001 (incorporated by reference to Exhibit 3(d) of the Company’s Annual Report on Form 10-K dated March 29, 2002) (SEC File No. 000-06080)

4(a)	Indenture dated as of August 15, 1991, between the Company and The Bank of New York, as Trustee, providing for the issuance of an unlimited amount of debt securities in one or more series (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 000-06080)

4(b)	Indenture, dated as of April 15, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4(c)	First Supplemental Indenture, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4(d)	Second Supplemental Indenture, dated as of September 6, 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash n’ Karry and Sweetbay Food Stores, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(e) of the Company’s Registration Statement on Form S-4 dated September 17, 2001) (Registration No. 333-69520)

4(e)	Form of Third Supplemental Indenture, dated as of November , 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash `n Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop `n Save-Mass., Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(f) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)

4(f)	Registration Rights Agreement, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and Salomon Smith Barney, Inc., Chase Securities Inc. and Deutsche Banc Alex. Brown, in their respective capacities as initial purchasers and as representatives of the other initial purchasers (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4(g)	Fourth Supplemental Indenture, dated March 10, 2004 and effective as of December 31, 2003, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co. Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop ‘n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannaford Licensing Corp. and The Bank of New York (incorporated by reference to Exhibit 4(h) of the Company’s Annual Report on Form 10-K dated April 2, 2004) (SEC File No. 000-06080)

4(h)	Second Supplemental Indenture, dated as of May 12, 2004, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co, Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop’n

Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannaford Licensing Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(b) of the Company’s Quarterly Report on Form 10-Q dated May 18, 2004) (SEC File No. 0-6080)

4(i)	Fifth Supplemental Indenture, dated May 17, 2005 and effective as of January 1, 2005, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co. Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop ‘n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannaford Licensing Corp., Victory Distributors, Inc. and The Bank of New York (incorporated by reference to Exhibit 4 of the Company’s Quarterly Report on Form 10-Q dated May 17, 2005) (SEC File No. 000-06080)

4(j)	Agreement of Resignation, Appointment and Acceptance, effective as of March 12, 2007, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co, Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop’n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannaford Licensing Corp. The Bank of New York and the Bank of New York Trust Company, N.A.

4(k)	Agreement of Resignation, Appointment and Acceptance, effective as of March 12, 2007, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co. Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop ‘n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannaford Licensing Corp., Victory Distributors, Inc., The Bank of New York and The Bank of New York Trust Company, N.A.

10(a)	License Agreement between the Company and Etablissements Delhaize Frères et Cie “Le Lion” S.A. dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company’s Annual Report on Form 10-K dated March 31, 1994) (SEC File No. 000-06080)

10(b)	License Agreement, dated as of June 19, 1997, among the Company, Kash n’ Karry and Sweetbay Food Stores, Inc., and Etablissements Delhaize Frères et Cie “Le Lion” S.A. (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated July 25, 1997) (SEC File No. 000-06080)

10(c)	First Supplement Indenture dated as of April 21, 1997, among Food Lion Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 000-06080)

10(d)	Underwriting Agreement dated as of April 16, 1997, between Food Lion, Inc. and Salomon Brothers, Inc. for itself and as representative for NationsBanc Capital Markets Inc. (incorporated by reference to Exhibit 10(b) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 000-06080)

10(e)	Agreement, dated as of January 4, 1998, between Etablissements Delhaize Frères et Cie “Le Lion” S.A. and the Company (incorporated by reference to 10(af) of the Company’s Annual Report on Form 10-K dated April 8, 1998) (SEC File No. 000-06080)

10(f)	Credit Agreement, dated as of April 22, 2005, among Delhaize America, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Issuing Bank and Swingline Lender relating to the $500,000,000 5-Year Revolving Credit Facility (incorporated by reference to Exhibit 10 of Company’s Current Report of Form 8-K dated April 22, 2005) (SEC File No. 000-06080)

18(a)	Preferability Letter from Deloitte & Touche LLP (incorporated by reference to Exhibit 18 of the Company’s Quarterly Report on Form 10-Q dated August 12, 2003) (SEC File No. 000-06080)

18(b)	Preferability Letter from Deloitte & Touche LLP (incorporated by reference to Exhibit 18(b) of the Company’s Annual Report on Form 10-K dated March 27, 2006) (SEC File No. 000-06080)

23	Consent of Deloitte & Touche LLP

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31(b)	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32	Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

99	Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delhaize America, Inc.

Date: March 30, 2007	By:	/s/ Carol M. Herndon
Carol M. Herndon
Executive Vice President of Accounting and Analysis and Chief Accounting Officer Principal Accounting Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 30, 2007	By:	/s/ Carol M. Herndon
Carol M. Herndon
Executive Vice President of Accounting and Analysis and Chief Accounting Officer Principal Accounting Officer and Principal Financial Officer

Date: March 30, 2007	By:	/s/ Pierre-Olivier Beckers
Pierre-Olivier Beckers
Chairman and Chief Executive Officer Director

EXHIBIT INDEX

to

ANNUAL REPORT ON FORM 10-K of

Delhaize America, Inc.

For the Fiscal Year Ended December 30, 2006

Exhibit No.	Description
2	Agreement and Plan of Share Exchange dated as of November 16, 2000 between Etablissements Delhaize Frères et Cie “Le Lion” S. A. and the Company, as amended (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form F-4 of Etablissements Delhaize Frères et Cie “Le Lion” S. A. dated March 23, 2001) (Registration No. 333-13302)

3(a)	Articles of Incorporation, together with all amendments thereto (through May 5, 1988) (incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 000-06080)

3(b)	Articles of Amendment to Articles of Incorporation, effective as of September 9, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 7, 1999) (SEC File No. 001-15275)

3(c)	Articles of Amendment to Articles of Incorporation, effective as of April 25, 2001 (incorporated by reference to Exhibit 3(c) of the Company’s Annual Report on Form 10-K dated March 29, 2002) (SEC File No. 000-06080)

3(d)	Bylaws of the Company effective May 25, 2001 (incorporated by reference to Exhibit 3(d) of the Company’s Annual Report on Form 10-K dated March 29, 2002) (SEC File No. 000-06080)

4(a)	Indenture dated as of August 15, 1991, between the Company and The Bank of New York, as Trustee, providing for the issuance of an unlimited amount of debt securities in one or more series (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K dated March 24, 1992) (SEC File No. 000-06080)

4(b)	Indenture, dated as of April 15, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4(c)	First Supplemental Indenture, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4(d)	Second Supplemental Indenture, dated as of September 6, 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash n’ Karry and Sweetbay Food Stores, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(e) of the Company’s Registration Statement on Form S-4 dated September 17, 2001) (Registration No. 333-69520)

4(e)	Form of Third Supplemental Indenture, dated as of November , 2001, by and among the Company, Food Lion, LLC, Hannaford Bros. Co., Kash `n Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop `n Save-Mass., Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(f) of Amendment No. 2 to the Company’s Registration Statement on Form S-4 dated November 15, 2001) (Registration No. 333-69520)

4(f)	Registration Rights Agreement, dated as of April 19, 2001, by and among the Company, Food Lion, LLC and Salomon Smith Barney, Inc., Chase Securities Inc. and Deutsche Banc Alex. Brown, in their respective capacities as initial purchasers and as representatives of the other initial purchasers (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 26, 2001) (SEC File No. 001-15275)

4(g)	Fourth Supplemental Indenture, dated March 10, 2004 and effective as of December 31, 2003, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co. Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop ‘n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannaford Licensing Corp. and The Bank of New York (incorporated by reference to Exhibit 4(h) of the Company’s Annual Report on Form 10-K dated April 2, 2004) (SEC File No. 000-06080)

4(h)	Second Supplemental Indenture, dated as of May 12, 2004, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co, Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop’n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannaford Licensing Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(b) of the Company’s Quarterly Report on Form 10-Q dated May 18, 2004) (SEC File No. 000-06080)

4(i)	Fifth Supplemental Indenture, dated May 17, 2005 and effective as of January 1, 2005, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co. Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop ‘n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannaford Licensing Corp., Victory Distributors, Inc. and The Bank of New York (incorporated by reference to Exhibit 4 of the Company’s Quarterly Report on Form 10-Q dated May 17, 2005) (SEC File No. 000-06080)

4(j)	Agreement of Resignation, Appointment and Acceptance, effective as of March 12, 2007, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co, Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop’n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannaford Licensing Corp. The Bank of New York and the Bank of New York Trust Company, N.A.

4(k)	Agreement of Resignation, Appointment and Acceptance, effective as of March 12, 2007, by and among Delhaize America, Inc., Food Lion, LLC, Hannaford Bros. Co. Kash n’ Karry Food Stores, Inc., FL Food Lion, Inc., Risk Management Services, Inc., Hannbro Company, Martin’s Foods of South Burlington, Inc., Shop ‘n Save-Mass, Inc., Hannaford Procurement Corp., Boney Wilson & Sons, Inc., J.H. Harvey Co., LLC, Hannaford Licensing Corp., Victory Distributors, Inc., The Bank of New York and The Bank of New York Trust Company, N.A.

10(a)	License Agreement between the Company and Etablissements Delhaize Frères et Cie “Le Lion” S.A. dated January 1, 1983 (incorporated by reference to Exhibit 10(t) of the Company’s Annual Report on Form 10-K dated March 31, 1994) (SEC File No. 000-06080)

10(b)	License Agreement, dated as of June 19, 1997, among the Company, Kash n’ Karry and Sweetbay Food Stores, Inc., and Etablissements Delhaize Frères et Cie “Le Lion” S.A. (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated July 25, 1997) (SEC File No. 000-06080)

10(c)	First Supplement Indenture dated as of April 21, 1997, among Food Lion Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 000-06080)

10(d)	Underwriting Agreement dated as of April 16, 1997, between Food Lion, Inc. and Salomon Brothers, Inc. for itself and as representative for NationsBanc Capital Markets Inc. (incorporated by reference to Exhibit 10(b) of the Company’s Quarterly Report on Form 10-Q dated May 2, 1997) (SEC File No. 000-06080)

10(e)	Agreement, dated as of January 4, 1998, between Etablissements Delhaize Frères et Cie “Le Lion” S.A. and the Company (incorporated by reference to 10(af) of the Company’s Annual Report on Form 10-K dated April 8, 1998) (SEC File No. 000-06080)

10(f)	Credit Agreement, dated as of April 22, 2005, among Delhaize America, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Issuing Bank and Swingline Lender relating to the $500,000,000 5-Year Revolving Credit Facility (incorporated by reference to Exhibit 10 of Company’s Current Report of Form 8-K dated April 22, 2005) (SEC File No. 000-06080)

18(a)	Preferability Letter from Deloitte & Touche LLP (incorporated by reference to Exhibit 18 of the Company’s Quarterly Report on Form 10-Q dated August 12, 2003) (SEC File No. 000-06080)

18(b)	Preferability Letter from Deloitte & Touche LLP (incorporated by reference to Exhibit 18(b) of the Company’s Annual Report on Form 10-K dated March 27, 2006) (SEC File No. 000-06080)

23	Consent of Deloitte & Touche LLP

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

31(b)	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241)

32	Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

99	Undertaking of the Company to file exhibits pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K